Form 10-K
period 2020-12-31
SJW GROUP
filed 2021-03-01
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,625 million based on the closing sale price as reported on the New York Stock Exchange.
As of February 24, 2021, 28,599,414 shares of the registrant’s common stock, par value, $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Some of these forward-looking statements can be identified by the use of forward-looking words including “believes”, “expects”, “estimates”, “anticipates”, “intends”, “seeks”, “approximately”, “plans”, “projects”, “may”, “should”, “will”, or the negative of those words or other comparable terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports and documents SJW Group files with the Securities and Exchange Commission (the “SEC”), specifically the most recent Form 10-Q and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the effect of water, utility, environmental and other governmental policies and regulations, including actions concerning rates, authorized return on equity, authorized capital structures, capital expenditures and other decisions;
•changes in demand for water and other services;
•the impact of the Coronavirus (“COVID-19”) pandemic on our business operation and financial results;
•unanticipated weather conditions and changes in seasonality;
•climate change and the effects thereof;
•unexpected costs, charges or expenses;
•our ability to successfully evaluate investments in new business and growth initiatives;
•contamination of our water supplies and damage or failure of our water equipment and infrastructure;
•the risk of work stoppages, strikes and other labor-related actions;
•catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, hurricanes, terrorist acts, physical attacks, cyber-attacks, epidemic or similar occurrences;
•changes in general economic, political, business and financial market conditions;
•the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, changes in interest rates, compliance with regulatory requirements, compliance with the terms and conditions of our outstanding indebtedness, and general market and economic conditions; and
•legislative and general market and economic developments.
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

Item 1.Business
General Development of Business
SJW Group was initially incorporated as SJW Corp. in the state of California on February 8, 1985. SJW Group is a holding company with four wholly-owned subsidiaries:
•San Jose Water Company (“SJWC”) with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, SJWC became a wholly owned subsidiary of SJW Group. SJWC is a public utility in the business of providing water service to approximately 231,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.
•SJWNE LLC, a Delaware limited liability company, was formed in 2019, and is a wholly-owned subsidiary of SJW Group. SJWNE LLC is a special purpose entity established to hold SJW Group’s investment in Connecticut Water Service, Inc. (“CTWS”). CTWS with its headquarters located in Clinton, Connecticut was incorporated in 1974 in the state of Connecticut. As part of the merger transaction between SJW Group and CTWS on October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC. CTWS is a holding company with four wholly-owned subsidiaries. The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”) are public utilities in the business of providing water service to approximately 139,000 connections that serve a population of approximately 485,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services. Effective September 30, 2020, The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) merged into Connecticut Water after receiving merger approval from the Connecticut Public Utilities Regulatory Authority (“PURA”). Prior to the merger, HVWC and Avon Water were subsidiaries of CTWS.
•SJWTX, Inc. was incorporated in the state of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 20,000 connections that serve approximately 59,000 people. CLWSC’s service area comprises more than 247 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
•SJW Land Company was incorporated in 1985. SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land also has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in California which was sold by the partnership in 2017. See Note 1 of “Notes to Consolidated Financial Statements” for a discussion of the sales transaction.
Together, SJWC, Connecticut Water, CLWSC, Maine Water and NEWUS, are referred to as “Water Utility Services.”
SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P. and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
SJW Group and CTWS Merger
On October 9, 2019, SJW Group completed its previously announced acquisition of CTWS pursuant to the terms of the Second Amended and Restated Agreement and Plan of Merger, dated August 5, 2018, by and among SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group, and CTWS. SJW Group acquired all of the outstanding stock of CTWS for $70.00 per share in cash (without interest and less any applicable withholding taxes). The total cash purchase price was approximately $838.5 million, less cash received of $3.0 million, and approximately $6.4 million related to outstanding awards of restricted stock units and deferred share units assumed in connection with the CTWS merger. SJW Group financed the acquisition with net proceeds from its December 2018 sale of 7,762,000 shares of common stock of approximately $411.1 million, and its October 2019 issuance of $427.4 million in new fixed rate term loans. SJW Group raised an additional $18.5 million in the debt financing to partially finance transaction costs incurred in connection with the CTWS acquisition. SJW Group raised an additional $60.0 million through debt financing to partially refinance certain CTWS short-term borrowings on its existing lines of credit after the CTWS acquisition closed.

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
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC. The purpose of balancing and memorandum accounts is to track the under-collection or over-collection associated with such expense changes and activities for future recovery considerations.
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
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as a Respondent. The OII was to determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into SJWC’s billing practice.  CPED calculated a refund obligation of approximately $2.1 million for the years 2014 to 2016 that had been the subject of SJWC’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $2.0 million for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4.9 million.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on SJWC in amounts ranging from $500 to $50,000 per offense, per day. On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2.1 million in customer credits, consisting of $1.8 million for refunds during the period from 1987 to 2011 and an additional $0.4 million in customer credits to low-income water customers, and invest $5.0 million in utility plant that is not allowed an investment return or rate recovery. The Agreement was subject to final approval by the CPUC. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. A final CPUC decision approving the Agreement and dismissing the appeal was approved on February 27, 2020, and concluded this proceeding. Advice Letter No. 545 was filed on March 13, 2020, requesting authorization to provide refunds to customers. For a typical residential customer with a 3/4-inch meter, the one-time refund was $5.52.  This advice letter was approved effective April 12, 2020, and SJWC completed issuing refunds in mid-June 2020.
On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in SJWC’s general rate case for 2019. Decision 19-06-010 denied the establishment of a Water Revenue Adjustment Mechanism (“WRAM”) / Sales Reconciliation

Mechanism (“SRM”) and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance as of September 30, 2016. SJWC filed Advice Letter No. 534 on August 1, 2019, to recover the $1.24 million Hydro Generation Memorandum Account balance as of September 30, 2017, via a surcharge over a three-year period. The CPUC rejected the advice letter on October 10, 2019, citing an error in the name of the memorandum account and recommended a correction and a new filing for recovery. SJWC filed to correct the record and received the CPUC’s decision on April 10, 2020. Advice Letter 548 was filed on April 24, 2020, requesting recovery of $1.22 million via a 36-month surcharge. The adjustment in the memorandum account balance reflected project costs incurred after September 30, 2016, which are not allowable per Decision 19-06-010. Per Resolution W-5228 approved on August 27, 2020 by the CPUC, further adjustments were made to the memorandum account balance resulting in an approved recovery of $1.22 million which was recognized in the company’s regulatory assets as of September 30, 2020. The recovery was approved in Advice Letter 548A effective August 31, 2020.
SJWC filed Advice Letter No. 537 with the CPUC requesting authorization to refund the balance in its 2018 Tax Accounting Memorandum Account as required by the general rate case decision on October 18, 2019.  On December 3, 2019, Advice Letter 537-A was filed to refund the balance via a one-time surcredit. For a typical residential customer with a 3/4-inch meter, the one-time refund was $20.84 per customer.  This advice letter was approved effective January 21, 2020, and refunds to customers began and completed in January 2020.
SJWC filed Advice Letter No. 541 on November 20, 2019, with the CPUC requesting authorization to increase its revenue requirement by $8.6 million or 2.28% in 2020 for the first escalation year authorized in our 2018 General Rate Case Decision 18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 26, 2019, and new rates became effective January 1, 2020.
On December 6, 2019, SJWC filed Application No. 19-12-002 with the CPUC requesting approval for cost recovery to deploy Advanced Metering Infrastructure throughout its service area.  The application seeks revenue increases of $2.3 million or 0.61% in 2021, $4.0 million or 1.04% in 2022, $2.5 million or 0.65% in 2023, and $0.3 million or 0.09% in 2024 based on current rates in effect.  A decision from the CPUC is anticipated in 2021.
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
On March 17, 2020, the CPUC ordered its regulated water utilities to halt customer disconnection activities in connection with the COVID-19 pandemic. On April 2, 2020, Governor Gavin Newsom issued Executive Order N-42-20 suspending customer disconnection activities until further notice. On April 16, 2020, the CPUC issued Resolution M-4842 directing utilities to implement emergency customer protections to assist customers such as waiving reconnection deposits, offering payment arrangements, and suspending disconnections for nonpayment. This resolution is effective for up to one year, or April 15, 2021, with the option to extend. On February 11, 2021, the CPUC approved extending customer protections required in Resolution M-4842 through June 30, 2021, through approval of Resolution M-4849 . The resolution also requires water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. SJWC is currently working on such plan.
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
On April 10, 2020, SJWC filed Application No. 20-04-009 seeking authorization to issue $300 million in new debt and $50 million in new equity. A final decision authorizing our financing application was approved on November 19, 2020.
SJWC filed Advice Letter No. 552 with the CPUC requesting authorization to establish a Polyfluoroalkyl Substances Memorandum Account (“PFAS MA”) on August 18, 2020. The advice letter was approved retroactive to March 1, 2019. SJWC will track in this account incremental expenses related to PFAS monitoring, sampling, and customer outreach activities for potential future recovery.
SJWC filed Advice Letter 556 on November 16, 2020, with the CPUC requesting authorization to increase its revenue requirement by $11.8 million or 3.04% in 2021 for the final escalation year authorized in our 2018 General Rate Case Decision

18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 17, 2020, and new rates became effective January 1, 2021.
On January 4, 2021, SJWC filed General Rate Case Application No. 21-01-003 requesting authority for an increase of revenue of $51.6 million or 13.35% in 2022, $16.9 million or 3.88% in 2023, and $19.2 million or 4.24% in 2024. The application also includes requests to recover $18.5 million from balancing and memorandum accounts, authorization for a $435.0 million capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and the new rates, if approved, are expected to be effective January 1, 2022.
On January 5, 2021, SJWC, along with three other California water utilities, filed a joint request for another one-year deferment on the Cost of Capital filings which would otherwise be due on May 1, 2021. Postponing the filing another year would alleviate administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources already strained by numerous other proceedings and COVID-19. The request is conditioned on no changes to the current Water Cost of Capital Mechanism in place during the one-year deferment. The request was denied on February 22, 2021.
Connecticut Regulatory Affairs
Connecticut Water’s rates, service and other matters affecting its business are subject to regulation by the PURA. Our Connecticut regulated operations seek rate relief as necessary to achieve an authorized rate of return.
PURA allows the Connecticut regulated operations to add surcharges to customers’ bills in order to recover certain costs associated with approved eligible capital projects through the Water Infrastructure Conservation Adjustment (“WICA”) in between full rate cases, as well as approved surcharges for the Water Revenue Adjustment (“WRA”).
Connecticut Water and the HVWC division mitigate the risk associated with changes in demand through a PURA approved WRA mechanism. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows companies to implement a surcharge or surcredit as necessary to recover the revenues approved in the general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Projects eligible for WICA surcharges include certain types of aging utility plant, primarily water mains, meters, and service lines. Additionally, certain energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems are eligible for WICA surcharges.
As of December 31, 2020, WICA surcharges for Connecticut Water and the Avon Water division were 5.75% and 9.31%, respectively.  The HVWC division does not have an approved WICA surcharge.  On January 28, 2020, Connecticut Water filed a WICA application representing an additional 2.6% surcharge, for a cumulative WICA surcharge of 5.84%. Additionally, on February 7, 2020, Connecticut Water and the Avon Water division separately filed their annual WICA reconciliations which called for 0.09% and 0.05% reductions of the WICA surcharges, respectively. On March 25, 2020, in separate decisions, PURA approved a net cumulative 5.75% WICA surcharge for Connecticut Water and a net cumulative 9.26% WICA surcharge for the Avon Water division, both of which became effective on customers’ bills on April 1, 2020. On October 28, 2020, Connecticut Water filed a WICA application representing an additional 1.11% surcharge or approximately $1.0 million increase in revenues, for a cumulative WICA surcharge of 6.94% which is scheduled to become effective April 1, 2021.
On March 3, 2020, Connecticut Water filed an application, Docket No. 20-03-04, with PURA to merge Avon Water and HVWC division’s with and into Connecticut Water.  The application was made to streamline borrowings, regulatory filings and internal administrative tasks associated with maintaining separate corporate entities and was approved by PURA on September 16, 2020. The merger became effective on September 30, 2020. After the approval and prior to the completion of the merger, the outstanding debt balances held at Avon Water and HVWC division’s were repaid in full. The rates and applicable surcharges for the former subsidiaries remain in effect for those operating divisions until changes are approved by PURA in the next Connecticut Water general rate case, which was filed on January 15, 2021.
On January 15, 2021, Connecticut Water filed an application with PURA to amend rates for its customer, including those of former AWC and HVWC companies. The filing requests an increase of $20.2 million in annual revenues that includes more than $265.5 million in completed infrastructure investments that are not currently in approved rates and surcharges. The proposed increase will be applied across the company but may differ by rate divisions, meter size and between customer rate categories, i.e. for residential, commercial, industrial, etc. users. The application also reflects the costs of operating and maintaining the utility, including expenditures on power and treatment additives that have increased since the company’s last general rate case in 2010. PURA has 200 days from the filing to review the application, and the approved rates will go into effect soon thereafter.
On March 12, 2020, PURA issued Docket No. 20-03-15 to establish a State of Emergency Utility Shut-off Moratorium for the COVID-19 pandemic. The moratorium ordered regulated utility companies to refrain from terminating utility service to residential customers, except for safety reasons until August 1, 2020, or until such other time as determined by the PURA. The moratorium was extended through October 1, 2020 at which time the company was permitted to resume standard collection practices until or unless there is further action by PURA.  In the same docket, PURA directed the public service companies to offer COVID-19 payment plans for the duration of the Governor’s Emergency Order (currently through April 20, 2021), and allow customers up to 24 months for payment arrangements on their water bills. The docket directs the public service companies to maintain a detailed record of costs incurred and revenues lost as a result of implementing its orders in the docket and allows for the establishment a regulatory asset to track incurred costs. Approval for recovery of additional costs incurred and/or revenues lost relating to the COVID-19 pandemic would be considered for recovery in the Connecticut Water’s next general rate case proceeding.
The PURA statutes for utility regulation were amended by the legislature in October 2020, with the most notable changes that affect water companies were adjustments to extend the timelines for adjudication of various regulatory proceedings.  In particular, the following proceeding timelines were increased: general rate case from 150 days with 30 day extension (180 days maximum) to 200 days, change in control from 120 days with 30 day extension (150 days maximum) to 200 days with an opportunity for a 30 day extension (230 days maximum), and financing from 30 days to 60 days. In addition, there is a new requirement that any future change in control or merger approvals would require the composition of the board of directors of the holding company to include a proportional percentage of Connecticut-based directors. The law also authorizes, but does not require, the PURA to consider adoption of a framework for performance-based regulation of private water companies.
Texas Regulatory Affairs
CLWSC’s rates are subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Furthermore, rate cases may not be filed more frequently than once every 12 months.
As required, CLWSC submitted on January 27, 2020, its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area systems 2019 purchased water costs. This WPC is an annual filing to change the component of CLWSC’s water rates for changes in purchased water costs since the prior year annual true-up report. The 2019 WPC true-up report for the water systems located in the Canyon Lake area resulted in a reduction of the WPC usage rate from $1.05 to $0.95 per thousand gallons which became effective on February 1, 2020. The WPC filing for the Canyon Lake area was approved by the Public Utilities Commission of Texas (“PUCT”) and a new tariff with the WPC rate was issued in May 2020. The Deer Creek Ranch water system has a separate water pass-through charge. A WPC filing for Deer Creek Ranch is required only when there is a change in purchased water costs. The WPC true-up report for this system was submitted December 1, 2020, which resulted in a decrease in the usage charge from $2.02 to $1.84 per thousand gallons, and an increase in the monthly base charge of $0.51 per residential account. The Deer Creek Ranch WPC rate changes became effective October 1, 2020.
In connection with the disaster declaration in Texas, the PUCT issued Order No. 50664-106 to mitigate the impact of the COVID-19 pandemic on residential water utility customers. CLWSC responded to this order by stopping disconnections for nonpayment of utility bills, and not charging fees for late payments. The PUCT allowed this order to expire on June 13, 2020. The PUCT also issued Accounting Order under No. 50664-108, which instructs utilities to record the incremental costs and lost revenues from the COVID-19 pandemic in a regulatory tracking account for future recovery. These amounts will be considered by the PUCT for recovery during the utility’s next rate application.
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

On December 20, 2019, Maine Water filed a general a rate increase for their Skowhegan Division seeking approximately $0.2 million, or 14.7%, in additional revenue with the MPUC. On June 17, 2020, the MPUC approved a general rate increase for Skowhegan Division customers allowing $0.2 million in additional revenue.  Per the MPUC decision, the increase will be implemented in two steps: an initial 9.8% rate increase effective June 15, 2020, and a 3.51% rate increase effective July 1, 2021. The combined rate increase is 13.31%.
On January 20, 2020, Maine Water filed WISC applications with the MPUC in four divisions requesting an increase between 1.76% and 3.00%, representing approximately $0.4 million in additional revenues. The WISC application was approved on February 26, 2020 and the surcharges were effective March 1, 2020.
On March 16, 2020, MPUC issued an emergency moratorium on utility disconnection activities in connection to the COVID-19 pandemic. The moratorium directed public utility companies not to engage in any disconnection activities including disconnection notices for all classes of customers until further notice from MPUC. Maine Water is tracking COVID-19 related costs for potential future recovery in rates charged to customers. On September 17, 2020, the MPUC issued an order lifting the moratorium on utility disconnections in Maine effective November 1, 2020. The Order requires specific notifications by utilities to their customers prior to resuming disconnection activities and requires a waiver of late payment fess for customers who enter into payment arrangements on or before December 31, 2020. Maine Water is providing customer notices as required and resumed utility disconnections in November, 2020.
On October 9, 2020, Maine Water filed a request for approval of a special rate contract between Maine Water and the Kennebec Water District (“KWD”). Maine Water has purchased water from KWD under a special rate contract approved by the MPUC since November 2000. The MPUC approved the request in an Order dated January 5, 2021 that continues the existing relationship between the two water utilities and extends the agreement for an additional 20 years.
On November 23, 2020, Maine Water filed WISC applications with the MPUC in five divisions requesting an increase of between 1.1% and 5%, representing approximately $0.3 million in additional revenues. The WISC applications were approved on December 15 and December 22, 2020 and the surcharges became effective January 1, 2021.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water and wastewater services. SJWC provides water services to approximately 231,000 connections that serve approximately one million people residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. The CTWS companies provide water service to approximately 139,000 service connections that serve a population of approximately 485,000 people in 81 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut. CLWSC provides water service to approximately 20,000 connections that serve approximately 59,000 people in a service area comprising more than 247 square miles in the region between San Antonio and Austin, Texas. Together, the Water Utility Services distribute water to customers in their respective service areas in accordance with accepted water utility methods.
SJWC, Connecticut Water and Maine Water provide non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases. In addition, in October 1997, SJWC commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the SJWC service area and has approximately 4,600 service connections. Under the terms of the lease, SJWC paid an upfront $6.8 million concession fee to the City of Cupertino that is being amortized over the contract term. SJWC assumed responsibility for all maintenance and operating costs of the system, while receiving all payments for water service. SJWC and the City of Cupertino signed an amendment to the lease agreement dated January 8, 2020. Under the terms of the amended lease agreement, SJWC agreed to make an additional up-front payment of $5 million that could be used to invest in capital improvements in Cupertino’s water system prior to the expiration of the lease in September 2022. Any unspent funds at lease termination remain the property Cupertino.
NEWUS provides contracted services to water utilities in the State of Connecticut, as well as offers Linebacker® protection plans for public drinking water customers. Linebacker plans cover a limited amount of the cost of repairs to water and wastewater service lines and in-home plumbing. Services provided are dependent on the selected plan.

SJW Land Company owns undeveloped real estate property, commercial and warehouse properties in Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P. Chester Realty, Inc. owns commercial properties and parcels of land in Connecticut.
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
Water Supply
California Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially.
The pumps and motors at SJWC’s groundwater production facilities are propelled by electric power. SJWC has installed standby power generators at 37 of its strategic water production sites and manages a fleet of 21 portable generators deployed throughout the distribution system for power outages at remaining pumping facilities. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. Valley Water has informed SJWC that its filter plants, which deliver purchased water to SJWC, are also equipped with standby generators. In the event of a power outage, SJWC believes it will be able to prevent an interruption of service to customers for a limited period by pumping water using generator power and by using purchased water from Valley Water.
In 2020, the level of water in the Santa Clara Valley groundwater basin, which is managed by the Valley Water, experienced a decrease due to an increase in groundwater pumping by various water retailers in the region, and lower than normal local rainfall and natural recharge. As reported by Valley Water at the end of 2020, the groundwater level in the Santa Clara Plain was 15 feet lower compared to the same time in 2019, and 14 feet lower than the five-year average. The total groundwater storage at the end of 2020 was within Stage 1 (Normal) of the Valley Water’s Water Shortage Contingency Plan. On January 1, 2021, Valley Water’s 10 reservoirs were 13% of capacity with 22,201 acre-feet of water in storage. As of December 31, 2020, SJWC’s Lake Elsman was 10.7% of capacity with 657 acre-feet of water, approximately 22.1% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 5.10 inches for the period from July 1, 2020 through December 31, 2020, which is 38.3% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. SJWC’s Montevina Water Treatment Plant treated 3,572 acre-feet of water in 2020, which is 51.9% of the five-year average. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2021.
California also faces long-term water supply challenges. SJWC actively works with Valley Water to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
Connecticut Water Supply
As of December 31, 2020, the Connecticut water utility services’ infrastructure consisted of 65 noncontiguous water systems in the State of Connecticut.  These systems, in total, consist of approximately 1,800 miles of water main and reservoir storage capacity of 2.4 billion gallons.  The safe, dependable yield from our 235 active wells and 18 surface water supplies is approximately 65 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. The Connecticut water utilities supplement their water supplies with purchase water contracts with neighboring utilities.
Texas Water Supply
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the Guadalupe-Blanco River Authority (“ GBRA”). CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the

Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2059 and 2046, respectively, to provide for 250 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Maine Water Supply
As of December 31, 2020, the Maine Water infrastructure consisted of 12 noncontiguous water systems in the State of Maine.  These systems, in total, consists of approximately 600 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The safe, dependable yield from our 14 active wells and 7 surface water supplies is approximately 120 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. Maine Water supplements their water supplies with purchase water contracts with neighboring utilities.
Please also see further discussion under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Franchises
Franchises granted by local jurisdictions permit Water Utility Services to construct, maintain, and operate water distribution systems within the streets and other public properties of a given jurisdiction.
SJWC holds the necessary franchises to provide water in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno and Saratoga, the Town of Los Gatos and the unincorporated areas of Santa Clara County. None of the franchises have a termination date, other than the franchise for the unincorporated areas of Santa Clara County, which terminates in 2035.
The Connecticut Water’s utility services hold the necessary franchises to provide water in portions of the towns of Ashford, Avon, Beacon Falls, Bethany, Bolton, Brooklyn, Burlington, Canton, Chester, Clinton, Colchester, Columbia, Coventry, Deep River, Durham, East Granby, East Haddam, East Hampton, East Windsor, Ellington, Enfield, Essex, Farmington, Griswold, Guilford, Haddam, Hebron, Killingly, Killingworth, Lebanon, Madison, Manchester, Mansfield, Marlborough, Middlebury, Naugatuck, Old Lyme, Old Saybrook, Oxford, Plainfield, Plymouth, Portland, Prospect, Simsbury, Somers, Southbury, South Windsor, Stafford, Stonington, Suffield, Thomaston, Thompson, Tolland, Vernon, Voluntown, Waterbury, Westbrook, Willington, Windsor Locks and Woodstock. Additionally, HVWC division serves the Town of Southbury with wastewater services. None of the franchises of the Connecticut water utility services have a termination date.
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
Competition
The regulated operations of Water Utility Services are public utilities regulated by the CPUC in California, PURA in Connecticut, PUCT in Texas and MPUC in Maine (collectively, “the Regulators”) and operate within service areas approved by the regulators. Statutory laws provide that no other investor-owned public utility may operate in the service area of another public utility of the same class (e.g., another water utility) without first obtaining from the regulator a certificate of public convenience and necessity or similar authorization. Past experience shows such a certificate will be issued only after demonstrating that service in such area is inadequate.
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
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment, including wastewater operations in the States of Connecticut and Texas. SJWC began performing hazardous materials site assessments and remediation prior to the construction phase of capital projects in 2006. The site assessments are performed to remove any legacy materials and to obtain site closures from the Santa Clara County Department of Environmental Health under its Voluntary Cleanup Program.
SJWC is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.
CTWS and its subsidiaries are currently in compliance with all state and local public health and environmental regulations applicable to their operations.
Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources
In order to continue to achieve SJW Group’s mission of delivering life sustaining, high-quality water and exceptional service to families, businesses and communities, we are committed to attract, retain and develop the highest quality talent. We believe our employees are our most important asset. Throughout our organizations, our employees embrace the company’s values of integrity, respect, service, compassion, trust, teamwork and transparency in everything we do. Our employees participate in semi- annual employee engagement and satisfaction surveys providing feedback that enables the Company to continually assess and implement initiatives to enhance employee satisfaction and retention. Our human capital measures and objectives focus on providing a safe and productive work environment that has clear positive and ethical values; a culture that embraces diversity, respect and equity; jobs that offer competitive wages and benefits; and training and development opportunities that support our employees to establish and succeed in meaningful careers at SJW Group.
Basic Workforce Data
As of December 31, 2020, SJW Group had 748 full-time employees, of whom 370 were SJWC employees, 229 were Connecticut Water employees, 78 were Maine Water employees, and 71 were CLWSC employees.
At SJWC, 137 are executive, administrative or supervisory personnel, and 233 are members of unions. On November 12, 2019 and February 20, 2020, SJWC reached three-year bargaining agreements with the International Union of Operating Engineers, representing certain employees in the engineering department, and the Utility Workers of America, representing the majority of all non-administrative employees at SJWC, respectively, covering the period from January 1, 2020 through December 31, 2022. The agreements include a 3% wage increase in 2020, 3% in 2021 and 4% in 2022 for the union workers. Employees working for Connecticut Water, Maine Water and CLWSC are not represented by unions.
Employee Safety and Pandemic Response
Aiming for a “zero-harm” culture, our vision is to manage health and safety performance to become a leader in the water services industry. Protecting the health and safety of our employees is a top priority. Recently, we expanded our safety team to include safety-focused professionals from each of our new operating utilities. This significantly improved standardization of our employee health and safety programs, which focus on four core elements:
•Safety Leadership: demonstrating management commitment and support, empowering local teams to be                     accountable for safety;
•Participation: involving every employee in all aspects of the safety program, connecting safety initiatives to serving employees, customers, shareholders, our communities and the environment;
•Hazard Identification and Control: inspecting workplaces, identifying hazards, implementing controls, and partnering with the front-line teams responsible for delivering reliable, clean, safe drinking water and service; and,
•Training: training employees on hazards and how to protect themselves. Incident and crisis management of both known and unknown threats to employee health and safety are anticipated and planned for by our safety team.
We have implemented several management systems to plan and respond to incidents such as pandemics, wildfires, earthquakes, cyber threats and extreme weather, among others. The goal is to safeguard our employees’ health and safety during local, national, or global incidents. Locally, these hazards are identified by onsite inspections and from near-miss investigations. Proactive identification of hazards keeps us one step ahead of our constantly changing workplace conditions.
During the COVID-19 pandemic, SJW Group’s primary focus has been to protect the health and safety of employees, customers and the community from the spread of the disease in the workplace, while continuing to deliver reliable, clean and safe drinking water and service. With additional COVID-19 protections in place and beginning in March 2020, we paused all non-essential services for two months; transitioned our office employees to company-wide remote work; and dispatched field service employees from their homes to minimize transmission of the virus. As the pandemic and knowledge of the virus evolved, our safety, human resources and operations teams implemented additional guidance protocols with a focus on cleaning and disinfection of facilities, vehicles, and tools; implementing engineering and administrative control such as social distancing; and wearing face coverings to limit the transmission of the virus. In response to various stay-at-home government orders, we provided the flexibility to employees who are able to work from home and supported remote-working by upgrading technology infrastructure, enhancing IT capabilities and implementing processes to facilitate online and remote communications. We are also actively monitoring all evolving federal, state and local guidance from public health authorities to ensure that our measures are in compliance with such rules and regulations.
Diversity and Inclusion
SJW Group believes that a workplace supporting diversity and inclusion not only promotes equity, teamwork, productivity and collaboration among employees, but also enables us to provide the best services to our customers, communities, and partners and enhances value for our stockholders. We are committed to fostering and maintaining a culture of diversity and inclusion, and we have been tracking our workforce demographics to identify employee teams, geographies, or seniority levels where hiring of minorities or specific demographic representation needs to be addressed. In 2020, in our continued commitment to diversity, equity and inclusion, SJW Group formed a National Diversity, Equity & Inclusion (“DEI”) Council, consisting of management level and front-line employees that has the full support of our Board of Directors. The DEI (i) supports and advocates for diversity, equity and inclusion initiatives, (ii) promotes knowledge, skills and practices that support diversity, equity and inclusion, (iii) provides a forum for consultation on diversity issues that may arise, and (iv) takes into consideration how diversity, equity and inclusion can help us serve our external stakeholders -customers, communities, stockholders and the environment. The DEI maintains an active line of communication with our executive leadership team. In addition, our Board of Directors has adopted policies and procedures to further our efforts to create a more diverse workforce at all levels in the organization. For example, the Board adopted a Human Rights Policy that sets forth clear statements on our mission to create an environment where diversity, equity and inclusion are fundamental to everything we do. Moreover, we are fully compliant with California laws that require a minimum number of female directors and a minimum number of directors from underrepresented communities on our Board of Directors.
Competitive Wage and Benefits
SJW Group’s future success is largely dependent upon our ability to attract and retain highly-skilled and qualified employees. Our California and Connecticut subsidiaries operate in very competitive labor markets, we believe our compensation package and benefit programs allow us to recruit and retain talented and qualified personnel. Our compensation and benefits programs include:
•Competitive employee wages that are consistent with employee roles and responsibilities, skill levels, experience, knowledge and geographic location;
•Short-term incentive compensation for management level staff aligning with company financial and operational goals targeted to our stakeholders: customers, communities, employees and stockholders;
•Engagement of nationally, recognized outside compensation and benefits consulting firms to independently evaluate the appropriateness and effectiveness of compensation for our executive and other officers and to provide benchmarks for executive compensation as compared to peer companies;
•Alignment with stockholder value by utilizing equity awards linked to investment performance over time, as well as certain absolute financial results;
•A comprehensive annual review process pursuant to which we determine and communicate to employees annual merit increases, promotions and other changes to responsibilities and duties; and
•Eligibility for all employees to participate in health insurance, dental, vision, cafeteria plans, life and disability/accident coverage, retirement plans and/or salary deferral plans, an Employee Stock Purchase Plan, paid and unpaid leaves, a commuter assistance program, professional education and training, and tuition assistance.
Community Involvement
In support of our mission to serve communities and our employees’ desire to make an impact on the communities we serve, SJW Group provides various opportunities for our employees to participate in community outreach programs such as free virtual education programs for adults, winter coat donations, a specialized in-school education course for elementary school aged children, grant programs that support firefighters as well as grants to schools in certain parts of our service territories for water bottle filling stations. In addition, we hold community open houses, support the Happy Hollow Foundation, sponsor special events such as Thanksgiving in January, the Guadalupe River Park Conservancy Super Bowl Run, and participate in community service events such as Rebuilding Together. Employees are further encouraged and supported in their efforts to give back to their communities through the SJWCECF. The SJWCECF is an employee-led foundation, where employees’ tax-deductible contributions are matched by the company and distributed to organizations where employees are involved.

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our senior executive officers, as of March 1, 2021:

Name	Age	Offices and Experience
Andrew R. Gere	54
SJWC—President and Chief Operating Officer. Mr. Gere serves as President since April 2016 and as Chief Operating Officer since April 2015. From 2013 to April 2015, Mr. Gere was Vice President of Operations. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality. Mr. Gere has been with SJWC since 1995. From October 2019 to December 2020, Mr. Gere served as Chairman of the National Association of Water Companies (“NAWC”).

Kristen A. Johnson	54
SJW Group—Chief Administrative Officer. Ms. Johnson serves as the Chief Administrative Officer of SJW Group and the Senior Vice President of Administration for CTWS and its subsidiaries since November 2019. Previously, Ms. Johnson served as Director of Human Resources, Vice President of Human Resources and the Vice President and Corporate Secretary of CTWS and its subsidiaries from 2007, 2008, and 2010, respectively. She served as the Corporate Secretary of Maine Water until July 2020.

James P. Lynch	61
SJW Group—Chief Financial Officer and Treasurer. Mr. Lynch serves as Chief Financial Officer and Treasurer since October 2010. He is also Chief Financial Officer and Treasurer of SJWC, SJW Land Company, and SJWTX, Inc. and Vice President and Treasurer of SJWNE LLC. Mr. Lynch served as Chief Financial Officer and Treasurer of Texas Water Alliance Limited from October 2010 until November 16, 2017. Prior to joining the SJW Group, Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.

Suzy Papazian	45
SJW Group— Senior Vice President and General Counsel. Ms. Papazian serves as Senior Vice President and General Counsel for SJW Group and SJWC since January 1, 2021 and was previously the General Counsel and Vice President for SJW Group and SJWC since January 1, 2020. From April 2014 through December 2019, Ms. Papazian was the General Counsel and Corporate Secretary. From February 2005 to April 2014, Ms. Papazian was Corporate Secretary and Attorney. She is also the Vice President of SJW Land Company and SJWTX, Inc. since January 1, 2020 and was previously the Corporate Secretary since 2009. From 2009 until 2017, Ms. Papazian served as Secretary of Texas Water Alliance Limited. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

Eric W. Thornburg	60
SJW Group—President, Chief Executive Officer and Chairman of the Board. Mr. Thornburg serves as President and Chief Executive Officer of SJW Group and SJW Land Company and Chief Executive Officer of SJWC and SJWTX, Inc. since November 6, 2017. He has served as the Chairman of the Board of Directors of SJW Group, SJWC, SJW Land Company and SJWTX, Inc. since April 25, 2018 and Chairman of the Board of Directors of SJWNE LLC, CTWS and its subsidiaries since October 9, 2019. Prior to joining SJW Group, Mr. Thornburg served as President and Chief Executive Officer of CTWS since 2006, and Chairman of the Board of CTWS since 2007.  Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004.  From July 2004 to January 2006, he served as Central Region Vice President-External Affairs for American Water Works Corporation.

Andrew F. Walters	50
SJW Group—Chief Corporate Development Officer and Integration Executive. Mr. Walters serves as Chief Corporate Development Officer and Integration Executive of SJW Group since November 2019 and previously served as Chief Administrative Officer of SJWC since January 31, 2014. Mr. Walters is also currently the Vice President of Business Planning of CTWS and Connecticut Water as of November 7, 2019. Prior to joining SJWC, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013.

Maureen P. Westbrook	62
CTWS—President. Ms. Westbrook serves as the President of CTWS and its subsidiaries, except Maine Water, since December 2019 and President of SJWNE LLC since October 2019. Ms. Westbrook has been Chief Executive Officer of Maine Water since December 2019. Initially hired as Connecticut Water’s Manager of Source Protection, Ms. Westbrook has held various positions of increasing scope and responsibility. She had served as the Vice President of Customer and Regulatory Affairs of Connecticut Water since 2008, assuming that role for Avon Water and HVWC when those utilities were acquired by CTWS. Prior to joining Connecticut Water in 1988 she worked at the Connecticut Department of Public Health and in local and regional planning.

Principal Accounting Officer of the Registrant
The following table summarizes the name, age, offices held and business experience for our principal accounting officer, as of March 1, 2021:

Name	Age	Offices and Experience
Wendy L. Avila-Walker	57
SJW Group—Vice President of Finance, Controller and Assistant Treasurer. Ms. Avila-Walker serves as Vice President of Finance, Controller and Assistant Treasurer of SJWC and SJW Group since April 2018. Ms. Avila-Walker is also the Assistant Treasurer and Assistant Secretary of SJWNE LLC. From September 2009 to April 2018, Ms. Avila-Walker served as Controller of SJWC and from October 2014 to April 2018, Ms. Avila-Walker was Controller of SJW Group. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance of SJWC. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance of SJWC.

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

Item 1A.Risk Factors
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
Risks Relating To Regulatory and Legal Matters
Our business is regulated and may be adversely affected by changes to the regulatory environment.
Our Water Utility Services are regulated public utilities. The operating revenue of SJWC, Connecticut Water, CLWSC and Maine Water is generated primarily from the sale of water at rates authorized by the Regulators. The Regulators set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of SJWC and CLWSC. Consequently, our revenue and operating results depend substantially upon the rates the Regulators authorize.
In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the Regulators. No assurance can be given that our estimates and forecasts will be accurate or that the Regulators will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services’ operating expenses, capital requirements and SJW Group’s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results and operating cash flows.
In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow SJWC, Connecticut Water, CLWSC and Maine Water to accomplish some or all of the items listed above, Water Utility Services’ future operating results may be adversely affected. Further, from time to time, the commissioners at the Regulators may change. Such changes could lead to changes in policies and regulations and there can be no assurance that the resulting changes in policies and regulation, if any, will not adversely affect our operating results or financial condition.
If the CPUC disagrees with our calculation of SJWC’s memorandum and balancing accounts, we may be required to make adjustments that could adversely affect our results of operations. Under a 2007 Connecticut law, PURA authorizes regulated water companies to use a rate adjustment mechanism, known as WICA, for eligible projects completed and in service for the benefit of the customers. Maine legislature enacted a law that allows Maine Water expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through WISC, similar to WICA in Connecticut. Maine Water began to use the WISC during 2014. There is no guarantee that these regulatory authorities will approve our applications to recover all or a portion of our capital expenditure or infrastructure investment through such rate adjustment mechanisms, and their failure to do so will adversely affect our financial conditions and results of operations.
Recovery of regulatory assets is subject to adjustment by regulatory agencies and could impact the operating results of Water Utility Services.
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
Although Water Utility Services is not a party to any environmental and product-related lawsuits, there is no guarantee that such lawsuits will not occur in the future. Any environmental or product-related lawsuit, may require us to incur significant legal costs and we may not be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage.  Pollution liability coverage is in place for the majority of the SJW Group locations and operations, but is subject to exclusions and limitations. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
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
Water Utility Services has implemented monitoring activities and installed specific water treatment improvements in order to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. New or more stringent environmental standards could be imposed that will raise Water Utility Services’ operating costs and capital expenditures, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants, additional procedures to further reduce levels of disinfection by-products, and more comprehensive measures to monitor, reduce or eliminate known or newly identified contaminants such as polyfluoroalkyl substances. There are currently limited regulatory mechanisms and procedures available to us for the recovery of such costs and there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.
We may be at risk for litigation under the principle of inverse condemnation for activities in the normal course of business which have a damaging effect on private property.
Under the California legal doctrine of inverse condemnation, a public utility taking or damaging private property can be responsible to the property owners for compensation, even when damage occurs through no fault or negligence of the utility company and regardless of whether the damage could be foreseen. Based upon existing California case law, SJWC could be sued under the doctrine of inverse condemnation and held liable if its facilities, operations or property, such as mains, fire hydrants, power lines and other equipment, or wildfires in our Santa Cruz mountain watershed result in damage to private property.
A court finding of inverse condemnation does not obligate the CPUC to allow SJWC to recover damage awards or pass on costs to ratepayers. SJWC’s liquidity, earnings, and operations may be adversely affected if we are unable to recover the costs of paying claims for damages caused by the operation and maintenance of our property from customers or through insurance.
Our water utility property and systems are subject to condemnation and other proceedings through eminent domain.
State laws in jurisdictions where we operate, including California, Connecticut, Texas and Maine, allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn water systems or real property owned by privately owned public utilities in certain circumstances and in compliance with state and federal laws. In general, if a public agency exercises its eminent domain power to take possession of private property, the government is required to pay just compensation to owners of such property. In the event of eminent domain or condemnation proceedings against our water utility property or systems, we may incur substantial attorney’s fees, consultant and expert fees and other costs in considering a challenge to such proceeding and/or its valuation for just compensation, as well as fees and costs in any subsequent litigation if necessary. If the public agency prevailed and acquired our utility property, we would no longer have access to the condemned property or water system, neither would we be entitled to any portion of revenue generated from the use of such asset going forward. Furthermore, if public agencies succeed in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets taken or be able to recover all charges associated with the condemnation of such assets, which may adversely affect our business operations and financial conditions.

Risks Relating To Business Operations
Our business, financial condition, and results of operations have been and will continue to be negatively impacted by the Coronavirus (“COVID-19”) pandemic.
We are subject to risks related to the global pandemic associated with COVID-19. Numerous governmental jurisdictions, including the States of California, Connecticut, Maine and Texas where we maintain our water utility operations, have imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and customers, among others. While state governments have permitted some reopening of businesses and approved gradual easing of various restrictions, the pandemic continues to have a significant and negative impact on all aspects of economic activities in the U.S., and some state governments have reversed or suspended their reopening plans in response to surges of COVID-19 cases in their states, including California.
In California, Governor Gavin Newsom signed an executive order suspending water service disconnections due to non-payment by customers retroactive to March 4, 2020 and until further notice. On February 11, 2021, the CPUC approved Resolution M-4849 extending customer protections (i.e. shutoffs and collections) required in Resolution M-4842 through June 30, 2021. The resolution also requires water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. In Connecticut, the March 12, 2020, PURA moratorium ruling to halt shutoff for nonpayment expired on October 1, 2020. In Maine, MPUC lifted the moratorium on utility disconnections effective November 1, 2020. PUCT in Texas had ordered on March 13, 2020 public utilities to suspend water service disconnections and late fees charged to customers which expired on June 13, 2020, but there is no guarantee that PUCT will not reinstate or impose similar orders in the future. The federal government may also take actions to impose a nation-wide utility termination moratorium through executive orders. These and other events associated with the COVID-19 pandemic have reduced the incentive and ability of our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our result of operations. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended, altered or terminated their business operations to comply with government orders, their water usage may decline significantly or cease, which could adversely affect our revenue. While some states and counties, including Santa Clara county where our headquarters is located, have previously announced a schedule to allow more businesses to reopen, recent increases in COVID-19 cases and hospitalization rates in California and elsewhere have prompted reinstatement of restrictions and lockdown. Furthermore, even if these restrictions are eased or lifted, some of our commercial customers may decide not to open fully or at all due to their ongoing concerns with safety at the workplace. Connecticut Water has an approved regulatory mechanism for a water revenue adjustment that provides for recovery of the companies’ authorized annual revenues through a customer surcharge or credit that mitigates the impact of reduced usage but will not cover losses for non-payment or bad debt. While we expect to recover some of the revenue loss and costs through the rate-making processes, there is no guarantee that such recovery will be approved by the regulated utility authorities in a timely manner, or at all.
In addition to loss of revenue, we are subject to the following risks resulting from the COVID-19 pandemic and related events:
•we may encounter difficulties and disruptions in communication and coordination among our employees, partners, customers and others, which may reduce our productivity and interfere with our normal operations;
•our planned infrastructure improvement projects were temporarily interrupted by COVID-19 government orders, restrictions and supply shortages. This may negatively impact our ability to maintain our infrastructure and provide reliable services to customers. In addition, our expenditures on capital improvements has been reduced, which may in turn impact rate decisions by the Regulators.
•widespread COVID-19 disease could impact the health of our employees and management team, which may disrupt our business operations; and
•a recession, stock market correction, or debt market disruptions resulting from the spread of COVID-19 could materially affect our business, our results of operations, our cash flow, and the value of our common stock, which may make it more difficult for us to access capital in equity and debt markets.
•the financial impact of the COVID-19 pandemic may require us to reassess the goodwill recorded by SJW Group following the completion of our merger with CTWS in October 2019, and such reassessment may result in a future significant or material impairment of our goodwill asset;
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
SJWC’s supply of water primarily relies upon three main sources: treated water purchased from Valley Water, surface water from its watershed in the Santa Cruz Mountains, and water pumped from underground. Changes and variations in quantities from each of these three sources including changes due to production assets being taken off-line for renovation or non-compliance with regulations affect the overall mix of the water supply, thereby affecting the cost of the water supply. If there is an adverse change to the mix of water supply and SJWC is not allowed by CPUC to recover the additional or increased water supply costs, its operating results may be adversely affected.
Valley Water receives an allotment of water from state and federal water projects. If SJWC has difficulties obtaining a high quality water supply from Valley Water due to availability, environmental, legal or regulatory actions or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from SJWC’s Santa Cruz Mountains watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, such as the record drought conditions in California in 2015 and most of 2016 water supply from surface water sources may be low, thereby causing SJWC to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. When drought conditions occur, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
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
CLWSC’s primary water supply is 6,900 acre-feet of water which is pumped from Canyon Lake at three lake intakes or delivered as treated water from GBRA’s Western Canyon Pipeline, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. CLWSC has a small secondary water supply specific to a distinct system located in Hays and Travis counties. This supply of 250 acre-feet is also a long-term take or pay contract. While the contracts provides a committed long-term water supply for future demand, CLWSC customers currently do not use the volume of water allowed under the contracts which increases the cost of water for existing customers, and there is no assurance that future demands up to the committed supply volume will occur. Texas faces long-term water supply constraints similar to California as described above and while current water supply exceeds demand, CLWSC may not be able to obtain adequate water supply to meet customer demand or may be required to procure more costly water from other sources.
The Connecticut regulated operations derive their rights and franchises to operate from state laws that are subject to alteration, amendment or repeal.   Our franchises are free from restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve.  Under Connecticut law, these rights and franchises are transferred to the surviving corporation in any merger.  None of the Connecticut regulated operations were parties in the recent merger between the parent companies CTWS and SJW Group and no conditions were imposed that would adversely impact those rights and franchises.  The companies further rely on environmental permits or registrations authorizing the use of water supplies in Connecticut, and those were not altered as a result of the merger with SJW Group.  There is a possibility that the state could revoke our franchises and allow a governmental entity to take over some or all of our systems or could modify laws related to water supply use.  From time to time such legislation has been contemplated in the past. The Connecticut regulated operations do not face long-term water supply constraints, but in times of persistent dry weather and continued drought conditions, Connecticut Water has requested that customers voluntarily reduce water usage, which may negatively affect its results of operations.
Maine Water Company relies on legislatively granted water rights in order to serve customers. In some instances, these rights were granted to predecessor water companies specially chartered by the Maine legislature many decades ago, with those entities later having been merged into Maine Water. The legislation incorporating these predecessor water companies did not address whether chartered rights may be transferred to another entity without special legislative action. The Maine Business Corporation Act generally provides that property and contract rights of a merged corporation are vested in the surviving corporation without reversion or impairment. In the MPUC proceedings that approved the mergers of these Maine Water predecessor companies, the survivorship of water rights was not contested and Maine Water has not sought specific legislation to reaffirm the transfer of chartered rights granted to predecessor water companies. Maine Water does not face long-term water supply constraints. (See also Part I, Item 1, “Water Supply”).
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
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the continuing severe drought conditions in 2016 and 2017 in California, Valley Water adopted Resolution 17-43 to encourage making water conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013.
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current conservation measures continue, or if new measures are imposed in response to drought conditions in the future, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, the CPUC may approve memorandum accounts, such as a Water Conservation Memorandum Account (“WCMA”), to allow companies to recover revenue reductions due to water conservation activities and certain conservation related costs. However, collection of such memorandum accounts are subject to a review and approval process by CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. When drought conditions ease and the State Water Board and Valley Water no longer mandate water conservation, the Company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues. In December 2019, the CPUC denied SJWC’s request in Advice Letter No. 532 to recover the 2018 balances of WCMA and was ordered to remove the WCMA accounts. As a result of this decision, during the year ended December 31, 2019, SJWC wrote off a total balance of $9.4 million recorded in the 2018 WCMA and $0.6 million recorded in the 2019 WCMA memorandum accounts. (See also Note 1, “Summary of Accounting Principles” in the consolidated financial statements).
Similar to SJWC, Connecticut Water and Maine Water have also been impacted by increased water conservation, as well as the use of more efficient household fixtures and appliances among residential users. There has been a trend of declining per customer residential water usage in Connecticut and Maine over the last several years. CTWS’s regulated businesses at Maine Water are heavily dependent on revenue generated from rates it charges to its residential customers for the volume of water they use. The rates Connecticut Water and Maine Water charge for its water is regulated by PURA in Connecticut and MPUC in Maine, and CTWS’s water services subsidiaries may not unilaterally adjust their rates to reflect changes in demand. A declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect usage declines in the rate setting design process. Although the legislatures in Maine and Connecticut have provided enabling legislation for water utilities to implement revenue adjustment mechanisms to allow for recovery of authorized rates where conservation has occurred and consumption has declined and such a mechanism has been approved by PURA for Connecticut Water, this mechanism has yet to be implemented at Maine Water.
A contamination event or other decline in source water quality could affect the water supply of Water Utility Services and therefore adversely affect our business and operating results.
Water Utility Services is required under environmental regulations to comply with water quality requirements. Through water quality compliance programs, Water Utility Services monitors for contamination and pollution of its sources of water. In addition, a watershed management program provides a proactive approach to minimize potential contamination activities. There can be no assurance that Water Utility Services will continue to comply fully with all applicable water quality requirements or detect contamination timely or at all. In the event a contamination is detected, Water Utility Services must either commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from such remedies. In addition, we could be held liable for consequences arising from hazardous substances or contamination in our water supplies or other environmental damages. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
CTWS’s wastewater operations, wastewater collection and treatment and septage pumping and sludge hauling also involve various unique risks that could impact our company. If collection or treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage and health hazards. These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of wastewater overflow and system failure. Liabilities resulting from such damages and injuries could harm our business, financial condition, and results of operations. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
CTWS’s source water quality could be negatively impacted by a contamination event or a decline in source water quality beyond the capacity of existing treatment systems, causing the treated water to no longer meet state and federal drinking water standards. On a temporary basis, such an event could result in a Do Not Drink or Do Not Use order by state regulators. On a permanent basis, such an event could require additional treatment or the replacement of the source water supply. In either case, such an event or occurrence could cause a decline in consumer trust, significant investment or expense and potential claims from customers. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
Operating under contract water and waste systems in Maine and Connecticut subject us to risks.
CTWS operates a number of water and wastewater systems under operation and maintenance contracts. Pursuant to these contracts, such systems are operated according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements over which we may not have control. We may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, such non-compliance events may reflect poorly on us as the operator of the system and harm our reputation, and in some cases, may result in liability to the same extent as if we were the owner.
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
SJW Land Company owns real estate in Tennessee and Chester Realty, Inc. owns real estate in Connecticut. The risks in investing directly in real estate vary depending on the investment strategy and investment objective and include the following:
•Market and general economic risks—real estate investment is tied to overall domestic economic growth and, therefore, carries market risk which cannot be eliminated by diversification. Generally, all property types benefit from national economic growth, though the benefits range according to local factors, such as local supply and demand and job creation. Because real estate leases are typically staggered and last for multiple years, there is generally a delayed effect in the performance of real estate in relation to the overall economy. This delayed effect can insulate or deteriorate the financial impact to SJW Land Company and Chester Realty, Inc. in a downturn or an improved economic environment.
•Vacancy rates can climb and market rents can be impacted and weakened by general economic forces, therefore affecting income to SJW Land Company and Chester Realty, Inc.
•A decrease in the value of a real estate property or increase in vacancy could result in reduced future cash flows to amounts below the property’s current carrying value and could result in an impairment charge.
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
As of December 31, 2020, 233 of our 748 total employees were union members. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department who are represented by the International Union of Operating Engineers. Only employees at SJWC are union members.
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
Our safety record is critical to our reputation because our business operation involves inherently dangerous activities. We maintain health and safety standards to protect our employees, customers, vendors and the public. Although we intend to adhere to such health and safety standards and aim for zero injuries, it is difficult to avoid accidents at all times.
Our business sites, including construction and maintenance sites, often place our employees and others in close proximity with large pieces of heavy equipment, moving vehicles, pressurized water, underground trenches and vaults, chemicals and other regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, or if accidents occur outside of our control, our employees and others may be injured or die. Unsafe work sites also have the potential to increase employee turnover and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Risks Relating To Our Finances and Corporate Matters
We may not have sufficient cash flow or capital resources to fund capital expenditures of our water utility business.
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
We incurred substantial additional indebtedness to finance our operations, which may reduce our business and operational flexibility and increase our borrowing costs.
To finance the merger, we incurred an aggregate of $510 million of additional indebtedness, a substantial increase compared to our indebtedness prior to the merger. Our increased indebtedness and higher debt-to-equity ratio in comparison to that of our recent historical basis may have the effect, among other things, of: reducing our flexibility to respond to changing business, industry and economic conditions; increasing borrowing costs; placing us at a competitive disadvantage relative to other companies in our industry with less debt; potentially having an adverse effect on our issuer and issue ratings; requiring additional cash flow to be used to service debt instead of for other purposes; and potentially impairing our ability to obtain other financing.
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
In order to satisfy the ring-fencing commitments, SJW Group formed SJWNE, LLC a wholly-owned special purpose entity (“SPE”) to own the capital stock of CTWS. The SPE, CTWS and its subsidiaries (collectively, the “CTWS Entities”) adopted certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”). As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intracompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates will result from the merger. This ring-fencing structure also subjects SJW Group and the CTWS Entities to certain governance, operational and financial restrictions since the closing of the merger. Accordingly, SJW Group may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Further, the CTWS Entities’ directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, our financial condition, results of operations and prospects may be materially adversely affected.

Our business strategy, which includes acquiring water systems and expanding non-tariffed services, will expose us to new risks which could have a material adverse effect on our business.
Our business strategy focuses on the following:
(1)Regional regulated water utility operations;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the Regulators; and
(3)Out-of-region water and utility related services.

As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, for example the merger with CTWS in 2019. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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
We anticipate to continue to pay a regular quarterly dividend, though any such determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our credit agreements and other debt instruments that limit our ability to pay dividends to stockholders and other factors the board of directors deems relevant. The board of directors of SJW Group may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our subsidiaries may be subject to restrictions on their ability to pay dividends to us, including under state law, pursuant to regulatory commitments and under their credit agreements and other debt instruments. In this regard, the CTWS Entities are limited from paying dividends to us in certain circumstances under PURA and MPUC regulatory commitments. Any inability of our subsidiaries to pay us dividends may have a material and adverse effect on our ability to pay dividends to our stockholders.
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
SJW Group’s Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of SJW Group. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions include, but are not limited to, the following:
•Authorizing Board of Directors to issue “blank check” preferred stock;
•Prohibiting cumulative voting in the election of directors;

•Limiting the ability of stockholders to call a special meeting of stockholders to only stockholders holding not less than 20% of outstanding voting power; and
•Requiring advance notification of stockholder nomination of directors and proposals.
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
We may not be able to maintain adequate insurance coverage at reasonable costs, or at all, to cover all losses incurred in our operations
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize potential liabilities arising from our operations. Our insurance programs have varying coverage limits, deductibles, exclusions and maximums, and our insurance coverages include, worker’s compensation, employer’s liability, damage to our property, general liability, pollution liability, cybersecurity, and automobile liability. Each policy includes either deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured. The insurance companies may also seek to challenge, reduce or deny any claims we submit, which may prevent us from recovering fully the losses we incurred. In addition, insurance companies may increase premium or deductible or reduce coverage limit based on factors that are beyond our control, including industry trends, financial conditions of insurance companies and catastrophic events such as wildfire, earthquake and pandemic. There can be no assurance that we can secure all necessary or appropriate insurance in the future, or that such insurance can be obtain at reasonable cost, or at all.
General Risk Factors
We operate in areas subject to natural disasters or that may be the target of terrorist activities.
We operate in areas that are prone to earthquakes, fires, floods, extreme weathers and other natural disasters. A significant seismic event in northern California, where the majority of our operations are concentrated, or other natural disaster in northern California, Connecticut, Texas or Maine could adversely impact our ability to deliver water to our customers and our costs of operations. A major disaster could damage or destroy our capital assets, harm our reputations and adversely affect our results of operations. For example, the recent extreme cold weather and winter storm in Texas have caused disruptions to water services to our CLWSC customers due to power outages, water main breaks and delays in repair efforts. The Regulators have historically allowed utilities to establish catastrophic event memorandum accounts as a possible mechanism to recover costs, such as the CEMA memorandum account in California. However, we can give no assurance that our regulators, or any other commission would allow any such cost recovery mechanism in the future.
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
It is possible that wildfires and other fire hazards may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that might be occurring as result of changed weather patterns. The effects of these natural disasters in California’s drought-prone areas, such as the Santa Cruz Mountains, the watershed where SJWC obtains up to 10% of its water supply, may temporarily compromise its surface water supply resulting in disruption in our services and litigation which could adversely affect our business, operating results, and financial condition.
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
Our future success depends largely upon our ability to attract and retain highly skilled technical, operational and financial managers. There is a significant competition for such personnel in our industry. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could have an adverse effect on our business, as our management team has knowledge of our industry and customers and would be difficult to replace. We try to ensure that we offer competitive compensation and benefits as well as conduct success planning and provide opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to grow and operate profitably.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
The properties of SJWC consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,481 miles of transmission and distribution mains, distribution storage of approximately 223 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
SJWC maintains all of its properties in good operating condition in accordance with customary practice for a water utility. SJWC’s groundwater pumping stations have a production capacity of approximately 256 million gallons per day and the present capacity for taking purchased water is approximately 109 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2020, a maximum and average of 147 million gallons and 106 million gallons of water per day, respectively, were delivered to the system.
The properties of CTWS consist of land, easements, rights (including water rights), buildings, reservoirs with a capacity of approximately 9.4 billion gallons, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, 2,317 miles of transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.
Sources of water supply owned, maintained and operated by CTWS include 25 surface water reservoirs and 108 well fields. In addition, Connecticut Water and Maine Water have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems. Collectively, these sources have the capacity to deliver approximately 84 million gallons of potable water daily to the 27 major operating systems. CTWS also owns, maintains and operates 50 small, non-interconnected satellite and consecutive water systems, that combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water supplier may comprise substantially all the of the total available supply of the system. CTWS’s 30 water treatment plants have a combined treatment capacity of approximately 52 million gallons per day.
CLWSC maintains a service area that covers approximately 247 square miles located in the southern region of the Texas hill country in Blanco, Comal, Hays and Travis counties. The majority of the service area surrounds an 8,200 surface acre reservoir (Canyon Lake). CLWSC production wells have the ability to pump a combined 5.8 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually, and 81 million gallons of treated surface water from LCRA. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. CLWSC has 663 miles of transmission and distribution mains and maintains 65 storage tanks with a total storage capacity of 7.8 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 96,500 gallons per day.
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
As of December 31, 2020, SJW Land Company owns approximately 55 acres of property in the state of Tennessee. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. In 2017, 444 West Santa Clara Street, L.P. sold all of its interests in a commercial building and land the partnership owned and operated. The limited partnership is expected to dissolve in 2021. See also Note 1 of “Notes to Consolidated Financial Statements”.

The following table is a summary of SJW Land Company properties described previously:

				% for Year Ended December 31, 2020 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	47%	41%
Commercial building	Knoxville, Tennessee	15	135,000	53%	59%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, CA	103	N/A	N/A	N/A

As of December 31, 2020, Chester Realty, Inc. owns 23 acres of property in the State of Connecticut.

Item 3.Legal Proceedings
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Item 4.Mine Safety Disclosures
None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol “SJW”. As of December 31, 2020, there were 312 record holders of SJW Group’s common stock, excluding those shares in street or nominee name.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2020. The comparison assumes $100 was invested on December 31, 2015 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2015	2016	2017	2018	2019	2020
SJW Group	$100	193	224	199	259	258
Water Utility Index	$100	122	157	161	226	261
S&P 500 Index	$100	112	136	130	171	203
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

Item 6.Selected Financial Data
FIVE YEAR FINANCIAL AND STATISTICAL REVIEW
SJW Group and Subsidiaries

	2020	2019	2018	2017	2016
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$564,526	420,482	397,699	389,225	339,706
Operating expense:
Purchased water	100,723	99,118	97,378	86,456	72,971
Power	13,330	7,443	6,180	7,295	6,102
Groundwater extraction charges	71,359	43,917	46,770	47,817	32,088
Other production expenses	40,380	25,291	18,398	16,571	14,470
Administrative and general	79,741	66,301	48,933	48,940	41,529
Maintenance	22,158	20,505	18,414	18,361	18,361
Property taxes and other non-income taxes	29,886	19,068	14,975	13,642	12,123
Depreciation and amortization	89,279	65,592	54,601	48,292	44,625
Merger related expenses	—	15,768	18,610	—	—
Total operating expense	446,856	363,003	324,259	287,374	242,269
Operating income	117,670	57,479	73,440	101,851	97,437
Interest expense, other income and expense	(47,775)	(25,398)	(24,608)	(5,358)	(11,056)
Income before income taxes	69,895	32,081	48,832	96,493	86,381
Provision for income taxes	8,380	8,454	10,065	35,393	33,542
Net income before noncontrolling interest	61,515	23,627	38,767	61,100	52,839
Less net income attributable to the noncontrolling interest	—	224	—	1,896	—
SJW Group net income	$61,515	23,403	38,767	59,204	52,839
Dividends paid	$36,509	34,134	23,074	21,332	16,559
CONSOLIDATED PER SHARE DATA
Earnings per share - diluted	2.14	0.82	1.82	2.86	2.57
Dividends paid	1.28	1.20	1.12	1.04	0.81
Book value per common share	32.12	31.28	31.31	22.57	20.61
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$3,380,048	3,168,505	1,935,911	1,792,323	1,666,381
Less accumulated depreciation and amortization	1,045,136	962,019	607,090	553,059	520,018
Net utility plant	2,334,912	2,206,486	1,328,821	1,239,264	1,146,363
Total assets	3,311,465	3,132,470	1,956,389	1,458,001	1,443,376
Capitalization:
Stockholders’ equity	917,160	889,984	889,312	463,209	421,646
Long-term debt, less current portion	1,287,580	1,283,597	431,424	431,092	433,335
Total capitalization	$2,204,740	2,173,581	1,320,736	894,301	854,981
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection (in thousands)	$1,450	1,087	1,609	1,594	1,402
Investment in gross utility plant per connection (in thousands)	$8,683	8,195	7,832	7,340	6,874
Connections at year-end	389,293	386,607	247,267	244,133	242,421
Miles of main at year-end	5,462	5,465	3,091	3,082	3,069
Water production (million gallons)	53,604	42,216	40,053	38,584	35,847
Maximum daily production (million gallons)	218	206	149	148	136
Population served (estimate)	1,614,866	1,604,442	1,114,200	1,100,200	1,092,600
Note: Information in this table, including Other Statistics, include SJWNE, LLC from the date of October 9, 2019.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
Description of Business
SJW Group is a publicly traded company and is a holding company with four subsidiaries:
SJWC, a wholly-owned subsidiary of SJW Group, is a public utility in the business of providing water service to approximately 231,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.
SJWNE LLC is a wholly-owned subsidiary of SJW Group. On October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC. CTWS is a holding company whose subsidiaries are primarily public utilities providing water service to approximately 139,000 service connections that serve a population of approximately 485,000 people in 81 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut.
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 20,000 connections that serve approximately 59,000 people. CLWSC’s service area comprises more than 247 square miles in Blanco, Comal, Hays and Travis County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company, a wholly owned subsidiary of SJW Group, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. In 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated and SJW Land Company also sold certain undeveloped land located in San Jose, California. The limited partnership is expected to dissolve in 2021.
Business Strategy for Water Utility Services
SJW Group focuses its business initiatives in three strategic areas:
(1)Regional regulated water utility operations;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California, PURA in Connecticut, PUCT in Texas, and MPUC in Maine; and
(3)Out-of-region water and utility related services.
Regional Regulated Activities
SJW Group’s regulated utility operation is conducted through SJWC, Connecticut Water, CLWSC and Maine Water. SJW Group plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures and also seeks to acquire regulated water systems adjacent to or near its existing service territory. Connecticut Water also provides regulated wastewater services.
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
The factors SJW Group considers in evaluating such opportunities include:
•Potential profitability;
•Regulatory environment;
•Additional growth opportunities within the region;
•Water supply, water quality and environmental issues;
•Capital requirements;
•General economic conditions; and
•Synergy potential.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, for example the merger with CTWS in 2019. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
Real Estate Services
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. SJW Land Company owns undeveloped land in Tennessee and owns and operates commercial buildings in Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in San Jose, California. In 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated and SJW Land Company sold the undeveloped land located in San Jose, California. The limited partnership is expected to dissolve in 2021. SJW Land Company manages its acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. Chester Realty, Inc. owns and operates land and commercial buildings in the State of Connecticut. Chester Realty, Inc. manages its income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company and Chester Realty, Inc.’s real estate investments diversify SJW Group’s asset base.

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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require Water Utility Services to immediately recognize the impact of the costs for financial reporting purposes. In December 2019, CPUC denied SJWC’s request in Advice Letter No. 532 to recover the 2018 balances of WCMA and was ordered to remove the WCMA accounts from the preliminary statement book. As a result of the decision, SJWC wrote off the total 2018 WCMA balance of $9.4 million and $0.6 million recorded in its 2019 WCMA memorandum accounts. (See also Note 1, “Summary of Accounting Principles” in the consolidated financial statements). No other disallowances were recognized during the years ending December 31, 2020 and 2019.
Recognition of Balancing and Memorandum Accounts
Balancing and memorandum accounts are utilized by our California operations. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for expense items for which revenue offsets have been authorized.
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, pensions, and general rate case and cost of capital true-ups. The amount in the water production balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC. The general rate case true-up accounts are a result of revenue shortfalls authorized for collection or refund by the CPUC due to delayed rate case and cost of capital decisions.
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
Goodwill
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group’s goodwill is primarily associated with the recent merger with CTWS on October 9, 2019. SJW Group performed an impairment analysis as of October 1, 2020. The qualitative assessment found no indicators of impairment and therefore did not perform the quantitative impairment test. No impairments occurred during 2020, 2019 or 2018.
Business Combinations
SJW Group applies the provisions of ASC Topic 805—“Business Combinations” for the purchase accounting related to the merger with CTWS on October 9, 2019. Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While SJW Group used our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates were inherently uncertain and subject to refinement. As a result, during the one year measurement period from the acquisition date, we recorded adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments were recorded to our Consolidated Statements of Comprehensive Income. Accounting for business combinations requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from CTWS’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although SJW Group believes the assumptions and estimates made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. SJW Group analyzed and revalued the acquired opening deferred tax asset and liability balances within the measurement period which resulted in a decrease to goodwill of $114. There was no impact associated with the measurement period adjustments to the consolidated statement of comprehensive income for the year ended December 31, 2020.
Factors Affecting Our Results of Operations
SJW Group’s financial condition and results of operations are influenced by a variety of factors including the following:
•Economic utility regulation;
•Infrastructure investment;
•Compliance with environmental, health and safety standards;
•Production expenses;
•Customer growth;

•Water usage per customer;
•Weather conditions, seasonality and sources of water supply; and
•Merger and acquisition activities, if any.
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
Pursuant to Connecticut regulations, Connecticut Water employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Connecticut. Additionally, to mitigate regulatory lag for pipeline replacement and conservation related projects, the Connecticut State Legislature has approved WICA that allows for a surcharge to be added to customer bills semi-annually for certain eligible pre-approved projects. Further to mitigate risks from variations in revenues from changes in customer usage, the Connecticut State Legislature has approved a WRA to provide for recovery of the company’s authorized revenues.
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
Infrastructure Investment
The water utility business is capital-intensive. In 2020 and 2019, company-funded capital improvements were $195,323 and $164,325, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $238,800 in 2020 and $1,384,386 over the next five years for capital improvements, subject to CPUC, PURA, PUCT, and MPUC approval. SJW Group funds these expenditures through a variety of sources, including earnings received from operations, debt and equity issuances, and borrowings. SJW Group relies upon lines of credit to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2020 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2020, production expenses accounted for approximately 51% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our water Water Utility Services’ is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2019 and 2018, we had cash outflows of $835,465 and $2,496, respectively, for business acquisitions and water rights which we believe will allow SJW Group to expand our regulated customer base. In 2020, there was no cash outflows for business acquisitions and water rights. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. SJWC residential usage increased 13.3% from 2019 to 2020 and decreased 0.8% from 2018 to 2019. SJWC business usage increased 1.4% and decreased 1.0% from 2019 to 2020 and from 2018 to 2019, respectively. In addition, 2020 residential and business usage was 12.75% higher and 2.57% lower, respectively, than the amount authorized in our 2019-2021 general rate case. Residential usage and business usage in 2019 was 0.4% and 3.94%, respectively, lower than the amount authorized in our 2019-2021 general rate case. CLWSC residential and business usage increased 13.6% from 2019 to 2020 and increased 2.1% from 2018 to 2019. CTWS residential and business usage per cubic feet was 78.86 and 232.43, respectively, for the year ended December 31, 2020. From the date of merger, October 9, 2019, to December 31, 2019, CTWS residential and business usage per cubic feet was 16.59 and 57.72, respectively. With the availability of the WRA in Connecticut that allows for recovery of authorized revenues, decreases in consumption year to year do not present the same financial risk as had historically been the case.
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
SJWC believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and purchased imported water, will be sufficient to meet customer demand for 2021. In addition, SJWC actively works with Valley Water to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Connecticut Water and Maine Water believes that they will be able to meet customer demand for 2021 with their existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities. CLWSC believes that it will be able to meet customer demand for 2021 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.

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
COVID-19 Update
In 2020, the outbreak of COVID-19 has had significant impact on the global economy.  SJW Group has taken precautions to protect the health and safety of employees, customers and the community while continuing to deliver safe and reliable water service as we are deemed to be an essential service provider.  SJW Group’s response to the COVID-19 outbreak continues to evolve and has included: (i) suspending service disconnections for non-payments pursuant to orders from certain state regulators, which will remain for specified durations with the longest extending to June 30, 2021; (ii) waiving reconnection or facilities fees for affected customers and suspending deposit requirements for affected customers who must reconnect to the systems; (iii) the temporary closure of our walk-in customer payment centers where they were provided; (iv) increasing the number of employees telecommuting; and (v) delaying some capital improvement projects at our water utilities.  The Regulators have approved regulatory mechanisms to either record a regulatory asset or track in memorandum account for expenses and savings related to COVID-19. SJWC and CLWSC have determined that future recovery of the account is probable and recognized the regulatory assets. Probability criteria has not been met for CTWS. If the Regulators disagrees with our calculation of these accounts, we may be required to make adjustments that could adversely affect our results of operations. SJW Group continues to monitor developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary.  Please see other risks related to COVID-19 under Item 1A, “Risk Factors.”
Overview
SJW Group’s consolidated net income for the year ended December 31, 2020 was $61,515, compared to $23,403 for the same period in 2019. This represents an increase of $38,112 or 163%, from 2019. The increase in net income was primarily due to addition of net income from CTWS and an increase in revenue at SJWC due to increased customer usage, cumulative water rate increases, there were no merger related expenses, and a write -off recorded in the prior year for the 2018 and 2019 Water Conservation Memorandum Account as we determined these costs were no longer probable of recovery. The net increase in revenue was partially offset by an increase in productions expenses at SJWC due to a decrease of available surface water supply and an increase in customer usage, higher depreciation expenses due to assets placed in service in 2019, and an increase in interest on long-term debt due to the debt issued to acquire SJWNE LLC and issuance of SJWC’s Series M Note.

Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2020	2019	2018
Water Utility Services	$558,994	415,085	392,217
Real Estate Services	5,532	5,397	5,482
	$564,526	420,482	397,699
The change in consolidated operating revenues was due to the following factors:

	2020 vs. 2019 Increase/(decrease)		2019 vs. 2018 Increase/(decrease)
Water Utility Services:
Consumption changes	$111,183	26%	$(1,813)	—%
Increase in customers	2,678	1%	2,673	1%
Rate increases	12,234	3%	13,877	3%
Customer rate credits	4,964	1%	(2,107)	—%
Balancing and memorandum accounts:
Cost of capital memorandum account	22	—%	1,349	—%
Water Conservation Memorandum Account	9,386	2%	(19,841)	(5)%
Tax Act	137	—%	6,366	2%
All other	73	—%	301	—%
Other	3,232	1%	403	—%
Revenue from acquisition of SJWNE LLC	—	—%	21,660	5%
Real Estate Services	135	—%	(85)	—%
	$144,044	34%	$22,783	6%
2020 vs. 2019
The revenue increase consists of $143,909 from Water Utility Services and $135 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase of $111,183 due to higher customer usage, an increase in authorized rates which resulted in $12,234 of additional revenue and an increase from customer rate credits of $4,964. In addition, a write-off of the 2018 and 2019 Water Conservation Memorandum Account balances was recorded in prior year as we determined these costs were no longer probable of recovery.
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

Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2020	2019	2018
Residential and business	$487,675	384,448	356,535
Industrial	5,025	2,514	2,215
Public authorities	20,534	17,892	18,049
Others	45,376	18,157	12,519
Balancing and memorandum accounts and other regulatory mechanisms	384	(7,926)	2,899
	$558,994	415,085	392,217
Number of Customers

	2020	2019	2018
Residential and business	372,641	370,074	241,253
Industrial	605	596	76
Public authorities	2,406	2,398	1,343
Others	13,641	13,539	4,595
	389,293	386,607	247,267
Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2020	2019	2018
Water Utility Services	$438,318	334,963	299,548
Real Estate Services	3,510	3,751	3,539
All Other	5,028	24,289	21,172
	$446,856	363,003	324,259

The change in consolidated operating expenses was due to the following factors:

	2020 vs. 2019 Increase/(decrease)		2019 vs. 2018 Increase/(decrease)
Water production expenses:
Change in surface water supply	$18,992	5%	$(11,348)	(4)%
Change in usage and new customers	33,864	10%	(795)	—%
Purchased water and groundwater extraction charge and energy price increase	588	—%	12,125	4%
Balance and memorandum account cost recovery	(3,421)	(1)%	1,211	—%
Production expenses related to acquisition of SJWNE LLC	—	—%	5,850	2%
Total water production expenses	50,023	14%	7,043	2%
Administrative and general	13,129	4%	16,891	5%
Balance and memorandum account cost recovery	311	—%	477	—%
Maintenance	1,653	—%	2,091	1%
Property taxes and other non-income taxes	10,818	3%	4,093	1%
Depreciation and amortization	23,687	6%	10,991	4%
Merger related expenses	(15,768)	(4)%	(2,842)	(1)%
	$83,853	23%	$38,744	12%
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
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, to provide for 250 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Maine Water’s infrastructure consisted of 12 noncontiguous water systems in the State of Maine.  These systems, in total, consists of approximately 600 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The safe, dependable yield from our 14 active wells and 7 surface water supplies is approximately 120 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

The following table presents the sources of water supply for water utility services:

	Source of Water Supply
	2020	2019	2018
	(million gallons) (MG)
Purchased water	22,933	22,385	24,110
Groundwater	21,248	12,038	12,507
Surface water	8,625	7,061	2,674
Reclaimed water	798	732	762
	53,604	42,216	40,053
Average water production expense per MG	$4,212	4,162	4,213
Water production in 2020 for water utility services increased 11,388 million gallons from 2019 primarily due to a full year of CTWS operations in 2020. Water production in 2019 for water utility services increased 2,163 million gallons from 2018. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2021, 2020 and 2019 was $4.5, $4.5 and $4.3 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $4.2, $4.2 and $3.9 per million gallons for Valley Water’s fiscal years 2021, 2020, and 2019, respectively. SJWC’s unaccounted-for water for 2020 and 2019 approximated 6.5% and 7.2%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
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
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below KWD's tariffed rates.
CTWS’s unaccounted-for water for the period ending December 31, 2020 was approximately 16.2% as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment (“WICA”) and Water Infrastructure Surcharge (“WISC”) main replacement programs and lost water reduction initiatives.
The various components of operating expenses are discussed below.
Water production expenses
2020 vs. 2019
Water production expenses increased $33,864 due to an increase in customer usage, $18,992 as a result of decreased availability of California surface water in 2020 compared to 2019, and $588 in higher per unit costs paid for purchased water, groundwater extraction and energy charges, offset by a decrease of $3,421 due to changes in water production balancing and memorandum accounts. Valley Water did not increase the unit price of purchased water and groundwater extraction fees for their fiscal year beginning July 1, 2020.

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
2020 vs. 2019
Administrative and general expense increased $13,440 in 2020, or 4%, in comparison to 2019. The increase consisted primarily of $17,793 due to CTWS operations, partially offset by a decrease of $4,520 in integration costs related to the merger.
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
Maintenance Expense
Maintenance expense increased $1,653 in 2020, or less than 1%, in comparison to 2019, and increased $2,091 in 2019, or 1%, in comparison to 2018. The increase in 2020 consisted primarily of $3,639 due to CTWS operations, offset by a decrease of $1,745 in SJWC primarily due to a change in the probability assessment of regulatory recovery of a hydro-turbine generator project. The increase in 2019 consisted primarily of $1,128 increase due to the new CTWS operations.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2020 and 2019 increased $10,818 and $4,093 from prior years, respectively. The increase in 2020 was primarily due to $10,603 in CTWS operations. The increase in 2019 was primarily a result of increased utility plant, and $3,096 due to the new CTWS operations. SJW Group anticipates increases in 2021 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $23,687 in 2020, or 6%, in comparison to 2019, and increased $10,991 in 2019, or 4%, in comparison to 2018. The increases were primarily due to increases in utility plant. In addition, the increases in 2020 and 2019 also included $16,380 and $4,903 due to the new CTWS operations, respectively. SJW Group anticipates increases in 2021 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2020 compared to 2019 was primarily due to an increase in interest on long-term debt as a result of the issuance of SJW Group’s Series 2019A, 2019B, 2019C and 2020 notes. In addition, interest income decreased due to the use of previously invested money market funds for the merger with CTWS. The new CTWS operations generated an increase of $5,144 in expense.
The change in other (expense) income in 2019 compared to 2018 was primarily due to an increase in interest on long-term debt as a result a full year of interest recorded on SJWC’s Series M note and SJW Group’s Series 2019A, 2019B and 2019C notes. In addition, interest income increased due to the invested proceeds from our equity offering in December 2018. The new CTWS operations generated an increase of $2,025 in expense.
SJW Group’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 4.3%, 4.4% and 6.0% for the years ended December 31, 2020 and 2019 and 2018.

Provision for Income Taxes
Income tax expense for 2020 was $8,380, compared to $8,454 in 2019. The effective consolidated income tax rate was 12% for 2020, 26% for 2019 and 21% for 2018. Income tax expense decreased due to flow- through deductions and absence of the write-off of non-deductible merger costs in 2020. The decrease was mostly offset by an increase due to higher pre-tax income.
Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
Other Comprehensive (Loss) Income
The change in other comprehensive income in 2020 and 2019 was primarily due to the change in the benefit obligation for Connecticut Water’s supplemental executive retirement agreements as a result of a change in the discount rate.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Group operates. Payment delinquencies are mitigated by service interruptions due to non-payment prior to the COVID-19 pandemic. In California, Governor Gavin Newsom signed an executive order suspending water service disconnections due to non-payment by customers retroactive to March 4, 2020 and until June 30, 2021. In Connecticut, the March 12, 2020, PURA moratorium ruling to halt shutoff for nonpayment expired on October 1, 2020. In Maine, MPUC lifted the moratorium on utility disconnections effective November 1, 2020. PUCT in Texas had ordered on March 13, 2020 public utilities to suspend water service disconnections and late fees charged to customers which expired on June 13, 2020. There is no guarantee that the Regulators will extend or reinstate such orders. As of December 31, 2020, the change in allowance for doubtful accounts was due to adjustments made for the effect of COVID-19 on our customers and from the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments. Impacts to allowance for doubtful accounts related to COVID-19 were recorded to regulatory assets or tracked by regulatory mechanisms as directed by the Regulators. Write-offs for uncollectible accounts remain less than 1% of total revenue consistent with prior year. Management believes that the accounts receivable aging will continue to deteriorate throughout the duration of the COVID-19 pandemic as long as the moratoriums on water service disconnections and non-payment continue in California.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. In 2020, SJW Group and its subsidiaries obtained $89,000 in funds from new long-term debt. From these amounts, SJW Group funded its 2020 capital expenditure programs and working capital. See Note 4 of “Notes to Consolidated Financial Statements” for discussion on the debt financing activities of SJW Group. In addition, SJW Group paid cash dividends of approximately $36,509 during the year ended December 31, 2020.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2020 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. On October 16, 2019, Standard & Poor’s Ratings Service initiated coverage on SJW Group assigning a company rating of A-, with a stable outlook and affirming its company rating of SJWC of A, with a stable outlook.  In addition, on October 14, 2019, S&P affirmed its ratings of CTWS and Connecticut Water of A- with a stable outlook.
In 2020, the common dividends declared and paid on SJW Group’s common stock represented 59% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 309 consecutive quarters and the annual dividend amount has increased in each of the last 53 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2020, SJW Group generated cash flow from operations of approximately $104,051 compared to $130,005 in 2019 and $91,343 in 2018. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items. Cash flow from operations decreased in 2020 by approximately $25,900. The decrease was primarily due to a combination of the following factors: (1) a decrease in collections of the balancing and memorandum accounts by $45,300, (2) a decrease in collections of previously billed and accrued receivables by $15,000, (3) a decrease in the other noncurrent assets and noncurrent liabilities of $6,700 primarily from an increase in payments for executive and board deferral for retirees and deferred tax changes, and (4) an up-front payment of $5,000 for renewal of the Cupertino service concession agreement, offset by (5) general working capital and net income, adjusted for non-cash items increase by $46,100. Cash flow from operations increased in 2019 by approximately $38,700. The increase was primarily due to a combination of the following factors: (1) an increase in the collection of the balancing and memorandum accounts of $37,300, (2) an increase in accrued groundwater extraction charges, purchased water and power of $3,600, and (3) general working capital and net income, adjusted for non-cash items increased by $9,700, offset by (4) net collection of taxes receivable which was $11,900 less than in prior year.
Cash Flow from Investing Activities
In 2020, SJW Group used approximately $195,300 of cash for Company funded capital expenditures, $17,100 for developer funded capital expenditures, $2,600 in utility plant retirement costs, and $400 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $1,200 from the sale of real estate investments and utility property. In 2019, SJW Group used approximately $164,300 of cash for Company funded capital expenditures, $13,600 for developer funded capital expenditures, $5,000 in utility plant retirement costs, $835,500 for the purchase of CTWS, and $100 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $745 from the sale of real estate investments and utility property.
Water Utility Services budgeted capital expenditures for 2021, excluding capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2021
Water treatment	$35,553	15%
Wastewater treatment	1,798	1%
Source of supply	9,174	4%
Reservoirs and tanks	35,721	15%
Pump stations and equipment	8,071	3%
Equipment and other	23,471	10%
Distribution system	125,012	52%
	$238,800	100%
The 2021 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $125,012 is approximately $87,670 that is planned to be spent to replace Water Utility Services’ pipes and mains.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,384,386 in capital expenditures. A significant portion of this amount is subject to future approval from the Regulators. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 decreased by approximately $383,400 from the same period in the prior year, primarily as a result of decrease in cash proceeds from long-term debt issued in current year and increase in payments of long-term debt that matured, partially offset by an increase in the amount of net borrowings on our lines of credit, increase in receipts of advances and contributions in aid of construction, and a decrease in debt issuance costs. SJW

Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, during years when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.
SJW Group, SJW Land Company, SJWTX, Inc., SJWC and CTWS have unsecured bank lines of credit totaling $260,000 as of December 31, 2020. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital” below.
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
Long-term Financing Arrangements
SJW Group has outstanding $610,000 unsecured senior notes as of December 31, 2020. SJW Group’s 2011 unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services’ cumulative net income, since June 30, 2011. On August 11, 2020, SJW Group entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which SJW Group sold an aggregate principal amount of $50,000 of its 2.47% Senior Notes, Series 2020, due August 1, 2030. The notes are unsecured obligations of the Company. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, SJW Group is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. SJW Group’s 2019 and 2020 unsecured senior note agreements have terms and conditions that restrict SJW Group from issuing additional funded debt if the funded consolidated debt would exceed 70% of total capitalization. As of December 31, 2020, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
SJWC’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 47% debt and 53% equity. As of December 31, 2020, SJWC’s long-term debt and equity were approximately 46% and 54%, respectively. The average borrowing rate of SJWC’s long-term debt was 5.8% as of December 31, 2020.
SJWC has outstanding $320,000 of unsecured senior notes as of December 31, 2020. The senior note agreements of SJWC generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJWC has a restricted payment clause which prohibits any payment or distribution, including dividends, if it exceeds the sum of (1) cumulative net income since December 31, 1991, (2) the aggregate net proceeds received from the sale of shares of its capital stock since December 31, 1991, and (3) $20,000. On November 2, 2020, SJWC paid in full its $10,000 Series C senior notes that reached maturity. As of December 31, 2020, SJWC was in compliance with all terms and conditions of these unsecured senior notes.
SJWC also has obligations pursuant to loan agreements with the California Pollution Control Financing Activity (“CPCFA”) supporting $120,000 in aggregate principal amount of CPCFA revenue bonds outstanding as of December 31, 2020. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2020, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank in an aggregate amount of $22,169 as of December 31, 2020. Under the master loan agreement, CTWS is required to comply with certain financial ratio and operational covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of December 31, 2020, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank in an aggregate amount of $111,090 as of December 31, 2020. Under its master loan agreement, Connecticut Water is required to comply with financial and operational covenants substantially identical to those found in CTWS’ master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of December 31, 2020, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has outstanding $44,310 of tax exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and require compliance with financial and operational covenants, and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of December 31, 2020, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water has a $70,000 unsecured senior note that has terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreement also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of December 31, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement.
On March 12, 2020, Connecticut Water entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which Connecticut Water sold on the same date an aggregate principal amount of $35,000 of its 3.51% Senior Notes, due March 12, 2050. The notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on March 12th and September 12th of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, Connecticut Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. As of December 31, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement.
HVWC division had a term loan with a commercial bank, due in 2034. The loan was secured by real property owned by the HVWC division. The note was paid in full on September 24, 2020.
Avon Water had a mortgage loan that was due in 2033. The note was paid in full on September 24, 2020.
SJWTX, Inc. has an outstanding $15,000 senior note as of December 31, 2020. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services’ cumulative net income, since December 31, 2005. As of December 31, 2020, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Maine Water has outstanding $18,651 of First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and $3,600 of First Mortgage Bonds issued to One America as of December 31, 2020. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, an interest coverage ratio of no less than 3 to 1, a dividend restriction where cumulative dividends paid since 1993 can not exceed cumulative net income since 1982 plus $120, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of December 31, 2020, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
On December 23, 2020, Maine Water issued $4,000 of Series T First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series T bonds mature on October 1, 2041 and carry 1% interest. The Series T First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds of the Series T bond issuance are represented as restricted cash on the Consolidated Balance Sheets at December 31, 2020. The restricted cash will be used for pre-approved projects primarily related to preliminary engineering and design work of a water treatment plant in Maine’s Biddeford and Saco division.
Maine Water has outstanding term loans with a commercial bank in an aggregate amount of $17,500 as of December 31, 2020. Under its master loan agreement, Maine Water is required to comply with financial and operational covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine is required to maintain a debt to capitalization ratio of not more than 60%. As of December 31, 2020, Maine Water was in compliance with all covenant under its master loan agreement.

As of December 31, 2020, SJW Group and its subsidiaries are in compliance with all of their debt covenants.
Short-term Financing Arrangements
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
SJWC maintains a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”) dated June 1, 2016. The Credit Agreement provides SJWC with an unsecured credit facility with a letter of credit sublimit of $10,000. Proceeds of borrowings under the Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The Credit Agreement has a maturity date of June 1, 2021. On May 11, 2020, SJWC amended its unsecured line of credit to increase the lending commitment by $15,000 from $125,000 to $140,000. In addition, on May 11, 2020, SJWC entered into an additional unsecured line of credit allowing borrowings of up to $50,000 for a six month period which had a zero balance at it’s maturity on November 11, 2020.
SJW Group and SJW Land Company (collectively, the “Borrowers”), had a $15,000 credit agreement with the Lender (the “SJW Group Credit Agreement”), which provided an unsecured credit facility to the Borrowers with a letter of credit sublimit of $5,000. On April 24, 2020, SJW Group terminated the SJW Group Credit Agreement effective April 29, 2020.
In addition, SJW Group, as guarantor, and SJWTX, Inc. (the “Borrower”), entered into a $5,000 credit agreement with the Lender (the “SJWTX Credit Agreement”), which provides an unsecured credit facility to the Borrower with a letter of credit sublimit of $1,000. The SJWTX Credit Agreement matures on June 1, 2021.
CTWS had a $15,000 credit agreement with CoBank, ACB which was scheduled to expire on July 1, 2020. On May 29, 2020, CTWS entered into a Second Amendment to the CTWS’s existing $15,000 credit agreement, dated as of August 6, 2014, with CoBank, ACB (“CoBank”), as amended by the First Amendment, dated October 28, 2015. The Second Amendment amends the prior agreement to, among other things, increase the total commitment by $25,000, from $15,000 to $40,000. The $40,000 line of credit expires on May 15, 2025. CTWS also maintained an additional credit agreement of $95,000 with RBS Citizens, N.A., which was reduced to $75,000 on March 1, 2020, with a final maturity on December 14, 2023. Borrowings under this credit agreement bear interest at the daily LIBOR rate, plus 100 basis points as of December 31, 2020.
As of December 31, 2020, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $260,000. At December 31, 2020, the total amount available under these lines of credits was $84,906. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 1.78% as of December 31, 2020. As of December 31, 2020, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
CTWS Merger Financing Arrangements
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

SJW Group’s contractual obligations and commitments as of December 31, 2020 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$408,600	900	21,800	40,900	345,000
Bank term loans, Water Utility Services	128,590	—	14,795	4,500	109,295
Advances for construction, SJWC (1)	67,454	3,050	6,088	5,854	52,462
California Pollution Control Financing Authority Revenue Bonds, SJWC	120,000	—	—	—	120,000
Connecticut Innovations Revenue Bonds, Connecticut Water	44,310	22,260	—	—	22,050
State revolving fund loans, Maine Water	18,651	1,330	3,048	2,994	11,279
Senior notes, SJW Group	610,000	50,000	—	—	560,000
Bank term loans, CTWS	22,169	1,832	3,897	4,236	12,204
Total contractual cash obligation	$1,419,774	79,372	49,628	58,484	1,232,290
Total interest on contractual obligations	$675,453	52,190	96,483	88,680	438,100
___________________________________
(1) As of December 31, 2020, advances for construction was $125,027 of which $29,117 was related to non-refundable advances for construction and $28,456 was related to advances which are refundable based on service connections made.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For further discussion on uncertain tax positions, please see Note 5 of “Notes to Consolidated Financial Statements.”
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2020, 2019 and 2018, SJWC purchased from Valley Water 21,269 million gallons ($96,212), 21,862 million gallons ($96,285) and 21,345 million gallons ($87,702), respectively, of contract water. On June 22, 2020, Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2021. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 19,794 million gallons ($89,539) of water at the current contract water rate of $4.5 per million gallons in the year ending December 31, 2020. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available. The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2021, 2020 and 2019 was $4.5, $4.5 and $4.3 per million gallons, respectively.
SJWC also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater. Valley Water determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the Valley Water groundwater extraction charge, SJWC also incurs power costs to pump the groundwater from the basin.
Connecticut Water has an agreement with the South Central Connecticut RWA to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA seventy-five dollars per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water has the option, but is under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement ($2.621 per million gallons as of December 31, 2020). Connecticut Water has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water has agreed to purchase 283 million gallons of water annually from MDC. The rate charged by the MDC at December 31, 2020 were $3.97 per hundred cubic feet.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually.Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below KWD's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2020.

CLWSC has long-term contracts with the GBRA. The agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided GBRA gives CLWSC a 60-day written notice on the proposed adjustment. CLWSC also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, for 250 acre-feet of water per each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
SJWC and CTWS sponsor noncontributory defined benefit pension plans and provide health care and life insurance benefits for retired employees. In 2020, SJWC and CTWS contributed $16,609 and $675 to the pension plan and other postretirement benefit plan, respectively. In 2021, SJWC and CTWS expect to make required and discretionary cash contributions of up to $8,481 to the pension plans and other postretirement benefit plans. The amount of required contributions for years thereafter is not actuarially determinable.
SJWC’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, SJWC is committed to pay approximately $735 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CTWS’s other benefit obligations include employees’ postretirement benefits, supplemental executive retirement agreements and deferred compensation agreements and plan. Future payments may fluctuate depending on the contribution rates of employees into the deferred compensation plan and the life span of the retirees and as current officers and executives retire. Under these benefit plans, CTWS is committed to pay approximately $842 annually to former officers and directors.
444 West Santa Clara Street, L.P.
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and was leased to an international real estate firm and was sold in 2017. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. The limited partnership interest is expected to dissolve in 2021.
Recently Adopted Accounting Policies and New Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements” for a discussion of recently adopted accounting policies and new accounting pronouncements for the year ended December 31, 2020.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of SJW Group:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows, for the year then ended, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO).
In our opinion, the 2020 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of Rate Regulation on the Financial Statements — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s water and wastewater services. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized principles to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including depreciable utility plant; regulatory assets and liabilities; operating revenue; maintenance expense; and depreciation and amortization expense.
The Commissions establish rates for the purpose of permitting the recovery of the cost of service and a return on investment. The Company’s rates are subject to regulatory ratemaking processes. The Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Company through the ratemaking process.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s financial statement line items and disclosures impacted by rate regulation and the high degree of subjectivity involved in assessing the impact of regulatory decisions on the financial statements. Management judgments include considering evidence, such as regulatory rules and decisions, past practices, and other facts and circumstances and assessing the probability of (1) recovery in future rates of incurred costs and (2) the requirement to refund amounts to customers. Given that management’s accounting judgments are based on consideration of evidence, such as regulatory rules and decisions, past practices, and other facts and circumstances, and uncertain outcome of future regulatory decisions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities and pervasive impact on the financial statements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the consideration of evidence, such as regulatory rules and decisions, past practices, and other facts and circumstances, and the uncertain outcome of future regulatory decisions, that may impact the Company’s financial statement line items and disclosures impacted by rate regulation, among others:
•We tested the effectiveness of management’s controls over the initial recognition of amounts as utility plant and regulatory assets or liabilities and the evaluation of the probability of (1) the recovery in future rates of costs incurred as utility plant and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the monitoring and evaluation of regulatory developments that may affect the probability of recovering costs in future rates or of a future reduction in rates.
•We read regulatory orders issued by the Commissions to the Company, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to evaluate management’s determination of the accounting impacts of any new or revised regulatory decisions and their impact on measurement of related regulatory assets and liabilities.
•We obtained supporting documentation from management regarding the evidence, such as regulatory rules and decisions, past practices, and other facts and circumstances, used in the measurement of regulatory assets and liabilities for compliance with the related orders. We reconciled the underlying data or inputs used in the measurement to rate decisions approved by the Commissions and tested the mathematical accuracy of the calculations.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded, and regulatory developments, were appropriate and consistent with the information obtained in our procedures.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 1, 2021
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SJW Group:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of SJW Group and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 1933 to 2020.

Santa Clara, California
March 2, 2020, except for Schedule I, as to which the date is March 1, 2021.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Utility plant:
Land	$36,845	34,395
Depreciable plant and equipment	3,198,060	2,988,454
Construction in progress	109,976	112,232
Intangible assets	35,167	33,424
	3,380,048	3,168,505
Less accumulated depreciation and amortization	1,045,136	962,019
	2,334,912	2,206,486
Real estate investments	58,129	57,699
Less accumulated depreciation and amortization	14,783	13,597
	43,346	44,102
Current assets:
Cash and cash equivalents:
Cash	5,269	12,944
Restricted cash	4,000	5,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $3,891 and $1,512 in 2020 and 2019, respectively	46,832	36,305
Income tax	7,041	8,837
Other	4,269	2,833
Accrued unbilled utility revenue	44,950	40,102
Current regulatory assets, net	1,748	6,472
Prepaid expenses	8,097	6,625
Other current assets	5,125	2,928
	127,331	122,046
Other assets:
Net regulatory assets, less current portion	156,482	113,945
Investments	14,367	12,928
Goodwill	628,144	628,287
Other	6,883	4,676
	805,876	759,836
	$3,311,465	3,132,470

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2020	2019
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2020 and 2019; issued and outstanding 28,556,605 shares in 2020 and 28,456,508 shares in 2019	$29	28
Additional paid-in capital	510,158	506,639
Retained earnings	408,037	383,191
Accumulated other comprehensive (loss) income	(1,064)	126
Total stockholders’ equity	917,160	889,984
Long-term debt, less current portion	1,287,580	1,283,597
	2,204,740	2,173,581
Current liabilities:
Lines of credit	175,094	117,209
Current portion of long-term debt	76,241	22,272
Accrued groundwater extraction charges, purchased water and power	19,184	17,211
Accounts payable	34,200	34,886
Accrued interest	12,861	13,140
Accrued payroll	14,012	11,570
Other current liabilities	19,203	18,279
	350,795	234,567
Deferred income taxes	191,415	195,598
Advances for construction	125,027	112,339
Contributions in aid of construction	296,105	286,035
Postretirement benefit plans	121,597	108,044
Other noncurrent liabilities	21,786	22,306
Commitments and contingencies	—	—
	$3,311,465	3,132,470

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2020	2019	2018
Operating revenue	$564,526	420,482	397,699
Operating expense:
Production Expenses:
Purchased water	100,723	99,118	97,378
Power	13,330	7,443	6,180
Groundwater extraction charges	71,359	43,917	46,770
Other production expenses	40,380	25,291	18,398
Total production expenses	225,792	175,769	168,726
Administrative and general	79,741	66,301	48,933
Maintenance	22,158	20,505	18,414
Property taxes and other non-income taxes	29,886	19,068	14,975
Depreciation and amortization	89,279	65,592	54,601
Merger related expenses	—	15,768	18,610
Total operating expense	446,856	363,003	324,259
Operating income	117,670	57,479	73,440
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(54,255)	(31,796)	(24,332)
Pension non-service cost	(374)	(3,158)	(2,356)
Unrealized loss on equity investments	—	—	(527)
Gain on sale of equity investments	—	—	104
Gain on sale of real estate investments	948	929	—
Interest income on money market fund	—	6,536	155
Other, net	5,906	2,091	2,348
Income before income taxes	69,895	32,081	48,832
Provision for income taxes	8,380	8,454	10,065
Net income before noncontrolling interest	61,515	23,627	38,767
Less net income attributable to the noncontrolling interest	—	224	—
SJW Group net income	61,515	23,403	38,767
Other comprehensive income:
Unrealized (loss) gain on investment, net of taxes of $247 in 2020, $43 in 2019 and $0 in 2018	(310)	117	—
Adjustment to pension benefit plans, net of taxes of $(324) in 2020, $22 in 2019 and $0 in 2018	(880)	9	—
SJW Group comprehensive income	$60,325	23,529	38,767
SJW Group earnings per share
—Basic	$2.16	0.82	1.83
—Diluted	$2.14	0.82	1.82
Weighted average shares outstanding
—Basic	28,521,900	28,443,052	21,214,277
—Diluted	28,694,986	28,562,546	21,332,387

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2017	20,520,856	$21	84,866	376,119	2,203	—	463,209
Net income	—	—	—	38,767	—	—	38,767
Cumulative effect of change in accounting principle, net of tax effect of $1,507	—	—	—	2,203	(2,203)	—	—
Share-based compensation	—	—	2,117	(97)	—	—	2,020
Issuance of restricted and deferred stock units	95,053	—	(4,057)	—	—	—	(4,057)
Employee stock purchase plan	25,907	—	1,371	—	—	—	1,371
Common stock issued	7,762,500	7	411,069	—	—	—	411,076
Dividends paid ($1.12 per share)	—	—	—	(23,074)	—	—	(23,074)
Balances, December 31, 2018	28,404,316	28	495,366	393,918	—	—	889,312
Net income	—	—	—	23,403	—	224	23,627
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	—	97
Distribution to noncontrolling interest	—	—	—	—	—	(224)	(224)
Unrealized income on investment, net of tax effect of $43	—	—	—	—	117	—	117
Adjustment to pension benefit plans, net of taxes of $22	—	—	—	—	9	—	9
Share-based compensation	—	—	3,406	(93)	—	—	3,313
Share-based compensation related to business combination	—	—	6,384	—	—	—	6,384
Issuance of restricted and deferred stock units	21,909	—	(110)	—	—	—	(110)
Employee stock purchase plan	30,283	—	1,603	—	—	—	1,603
Common stock issuance cost	—	—	(10)	—	—	—	(10)
Dividends paid ($1.20 per share)	—	—	—	(34,134)	—	—	(34,134)
Balances, December 31, 2019	28,456,508	28	506,639	383,191	126	—	889,984
Net income	—	—	—	61,515	—	—	61,515
Unrealized loss on investment, net of tax effect of $247	—	—	—	—	(310)	—	(310)
Adjustment to pension benefit plans, net of taxes of $(324)	—	—	—	—	(880)	—	(880)
Share-based compensation	—	—	3,553	(160)	—	—	3,393
Issuance of restricted and deferred stock units	68,347	1	(1,864)	—	—	—	(1,863)
Employee stock purchase plan	31,750	—	1,830	—	—	—	1,830
Dividends paid ($1.28 per share)	—	—	—	(36,509)	—	—	(36,509)
Balances, December 31, 2020	28,556,605	$29	510,158	408,037	(1,064)	—	917,160

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2020	2019	2018
Operating activities:
Net income before noncontrolling interest	$61,515	23,627	38,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,622	68,489	56,907
Deferred income taxes	(5,497)	(1,249)	(9,486)
Share-based compensation	3,553	3,406	2,117
Gain on sale of real estate investments	(948)	(929)	—
Allowance for equity funds used during construction	(1,249)	—	—
Other non-cash, net	—	20	414
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(18,918)	(3,860)	(2,003)
Accounts payable and other current liabilities	(357)	1,946	2,130
Accrued groundwater extraction charges, purchased water and power	1,973	2,853	(688)
Tax receivable and accrued taxes	(3,557)	(6,044)	5,841
Postretirement benefits	(2,965)	(4,000)	203
Regulatory asset related to balancing and memorandum accounts	(14,459)	30,838	(6,488)
Up-front service concession payment	(5,000)	—	—
Other noncurrent assets and noncurrent liabilities	751	7,439	1,923
Other changes, net	(2,413)	7,469	1,706
Net cash provided by operating activities	104,051	130,005	91,343
Investing activities:
Additions to utility plant:
Company-funded	(195,323)	(164,325)	(135,973)
Contributions in aid of construction	(17,096)	(13,563)	(8,454)
Additions to real estate investment	(435)	(137)	(123)
Payments for business/asset acquisition and water rights	—	(835,465)	(2,496)
Cost to retire utility plant, net of salvage	(2,556)	(5,026)	(3,909)
Proceeds from sale of real estate investments and utility property	1,151	745	—
Proceeds from sale of equity investments	—	—	4,112
Net cash used in investing activities	(214,259)	(1,017,771)	(146,843)
Financing activities:
Borrowings from lines of credit	276,174	105,349	76,000
Repayments of lines of credit	(218,289)	(192,055)	(1,000)
Long-term borrowings	85,000	590,000	—
Long-term borrowings held as restricted cash	4,000	5,000	—
Repayments of long-term borrowings	(28,931)	(1,400)	—
Debt issuance costs	(829)	(4,918)	—
Dividends paid	(36,509)	(34,134)	(23,074)
Receipts of advances and contributions in aid of construction	23,874	18,904	10,890
Refunds of advances for construction	(2,767)	(2,911)	(2,700)
Issuance of common stock, net of issuance costs	—	(10)	411,385
Other changes, net	(190)	1,163	(3,078)
Net cash provided by financing activities	101,533	484,988	468,423
Net change in cash, cash equivalents and restricted cash	(8,675)	(402,778)	412,923
Cash, cash equivalents and restricted cash, beginning of year	17,944	420,722	7,799
Cash, cash equivalents and restricted cash, end of year	9,269	17,944	420,722
Less restricted cash, end of year	4,000	5,000	—
Cash and cash equivalents, end of year	$5,269	12,944	420,722

Cash paid during the year for:
Interest	$59,955	32,138	27,038
Income taxes	$10,380	16,448	13,750
Supplemental disclosure of non-cash activities:
Increase (decrease) in accrued payables for construction costs capitalized	$1,448	(516)	340
Utility property installed by developers	$9,779	3,077	1,747
See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except share and per share data)

Note 1.Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of SJW Group, its wholly owned subsidiaries, and two variable interest entities in which two SJW Group subsidiaries are the primary beneficiaries. The accounting policies of SJW Group’s subsidiaries comply with the applicable uniform system of accounts prescribed by the respective regulators. All intercompany transactions and balances have been eliminated in consolidation. The accounting policies of SJW Group’s subsidiaries comply with the applicable uniform system of accounts prescribed by the respective regulators and conform to generally accepted accounting principles for rate-regulated public utilities. SJW Group’s subsidiaries are as follows:
San Jose Water Company (“SJWC”), is a regulated California water utility providing water service to approximately 231,000 connections that serve approximately one million people in the greater metropolitan San Jose area. Approximately 93% of SJWC’s revenues are derived from the sale of water to residential and business customers.
SJWNE is a special purpose entity holding company for SJW Group’s investment in Connecticut Water Service, Inc. (“CTWS”) which was acquired on October 9, 2019. CTWS, headquartered in Connecticut, is a holding company for water utilities companies providing water service to approximately 139,000 connections that serve a population of approximately 485,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. As part of the merger transaction between SJW Group and CTWS on October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC which is a wholly-owned subsidiary of SJW Group (see, Note 12, “Business Combinations”). The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services. Effective September 30, 2020, The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) merged into Connecticut Water after receiving the merger approval from the Connecticut Public Utilities Regulatory Authority (“PURA”).
SJWTX, Inc. is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 59,000 people. CLWSC’s service area comprises more than 247 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company owns a commercial property and undeveloped real estate property in the states of California and Tennessee and owns and operates commercial properties in the state of Tennessee. SJW Land also has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. In 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated. The limited partnership is expected to dissolve in 2021. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements (see below in Note 1, “Real Estate Investments”).
Recently Adopted Accounting Principles
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
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20: “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which aims to improve the overall usefulness of disclosure to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures.  This update was effective for SJW Group’s Form 10-K for the year ending December 31, 2020.  Retrospective adoption is required and early adoption is permitted.  The adoption of ASU 2018-14 did not have a material impact on the condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes”, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This update is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Management is currently evaluating the impacts of the provisions of ASU 2019-12 on the consolidated financial statements.
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
Depreciable Utility Plant and Equipment
The major components of depreciable plant and equipment as of December 31, 2020 and 2019 are as follows:

	2020	2019
Equipment	$567,904	521,183
Transmission and distribution	1,699,953	2,207,051
Office buildings and other structures	930,203	260,220
Total depreciable plant and equipment	$3,198,060	2,988,454
Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years
For the years 2020, 2019 and 2018, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.2%, 3.8% and 3.6%, respectively. Depreciation expense for utility plant for the years ended December 31, 2020, 2019 and 2018 was $86,823, $63,785 and $53,031, respectively. For the years 2020, 2019 and 2018, the amounts allocated to administrative and general expense were $2,343, $2,869 and $2,306, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Allowance For Funds Used During Construction (“AFUDC”)
AFUDC represents the capitalized costs of borrowed funds or a return on equity funds used to finance utility plant under construction and is capitalized as part of construction work in progress. AFUDC is recorded to the extent approved by the respective states’ utility regulators and is recovered through water rates as the utility plant depreciates. The amount of interest capitalized in 2020, 2019 and 2018 was $4,133, $4,323 and $2,856, respectively. Interest on long-term debt is presented net of amounts capitalized on the Consolidated Statement of Comprehensive Income. The amount of equity funds capitalized in 2020 was $1,249, reflected in “Other, net” on the Consolidated Statement of Comprehensive Income. Prior to the merger with CTWS on October 9, 2019, SJW Group did not have AFUDC for equity funds.
Intangible Assets
Intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years (see Note 6, “Utility Plant Intangible Assets”).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from rate base for rate-setting purposes. SJWC recognizes gain/loss on disposition of nonutility property in accordance with California

Public Utilities Commission (“CPUC”) Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. CTWS and CLWSC do not have regulatory restrictions on the use of proceeds from the sale of nonutility property. There is no depreciation associated with Water Utility Services nonutility property as it is all undeveloped land.
The major components of real estate investments as of December 31, 2020 and 2019 are as follows:

	2020	2019
Land	$14,168	14,168
Buildings and improvements	43,961	43,531
Total real estate investment	$58,129	57,699
Depreciation on buildings and improvements for real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.
On September 28, 2020, SJWC sold six nonutility properties located in Los Gatos, California for $1,075. SJW Group recognized a pre-tax gain on the sale of real estate investments of $1,048, after selling expenses of $22.
During the year ended December 31, 2020, Maine sold various nonutility properties for a total of $143. SJW Group recognized a pre-tax loss on the sale of real estate investments of $100, after selling expenses of $45.
On December 19, 2019, Maine Water completed the second half of a previously announced land sale with the Coastal Mountains Land Trust, Maine nonprofit corporation. The transaction was structured such that Maine Water sold a conservation easement valued at $1,200 for $600. Accordingly, Maine Water expects to claim a $600 charitable deduction for federal and state income tax purposes on the bargain sale. The MPUC has previously ruled that the net proceeds from the transaction will be shared equally between the customers of the Camden Rockland division and Maine Water. The transaction generated approximately $180 in pre-tax gain on sale of nonutility property at Maine Water. Additionally, Connecticut Water disposed of a small parcel of land generating an additional $4 in pre-tax gain on sale of nonutility property.
On April 22, 2019, all creek repairs were completed for a commercial building and land SJW Land sold in 2017 and a reimbursement of $745 was provided to a SJW Land partnership. SJW Land Company and the noncontrolling interest recognized a pre-tax gain on the creek reimbursement of $521 and $224, respectively, on the transaction.
Real estate investments include $57,273 and $56,839 as of December 31, 2020 and 2019, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2020:

Year ending December 31:	Rental Revenue
2021	$4,264
2022	2,745
2023	2,565
2024	2,645
2025	2,833
Thereafter	7,711
Business Combinations
SJW Group applies the provisions of ASC Topic 805—“Business Combinations” for the purchase accounting related to the merger with CTWS on October 9, 2019. Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While SJW Group used our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates were inherently uncertain and subject to refinement. As a result, during the one year measurement period from the acquisition date, we recorded adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments were recorded to our Consolidated Statements of Comprehensive Income. Accounting for business combinations requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from CTWS’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although SJW Group believes the assumptions and estimates made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. See Note 12, “Business Combination” for further discussion on the CTWS transaction.
Impairment of Long-Lived Assets and Goodwill
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, goodwill, regulatory assets, real estate investments and intangible assets. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2020, 2019 or 2018.
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group’s goodwill is primarily associated with the recent merger with CTWS on October 9, 2019. As of October 1, 2020, SJW Group performed a qualitative assessment and found no indicators of impairment and therefore did not perform the quantitative impairment test. No impairments occurred during 2020, 2019 or 2018.
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents primarily consist of cash on deposit with banks with maturities of three months or less from the date of purchase. Restricted funds consist of proceeds from a Maine state revolving fund bond issuances to Maine Water of $5,000 and $4,000 on December 19, 2019 and December 23, 2020, respectively for capital expenditures. Proceeds are held by a trustee for the bonds and as funding conditions are met, funds are released. In the first quarter of 2020, all the proceeds from the December 19, 2019 bond were released by the trustee.
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
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. These contracts are based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Other investments” on SJW Group’s consolidated balance sheets. As of December 31, 2020 and 2019, the value of the company owned life insurance was $8,026 and $7,086, respectively, of which $4,311 and $3,829, respectively, was related to assets to fund CTWS’ supplemental retirement plan agreements. See discussion on pension plans in Note 9, “Benefit Plans”.

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
Cost of capital adjustments are rate adjustments resulting from the CPUC’s usual tri-annual establishment of a reasonable rate of return on equity and average cost of borrowing on debt incurred for SJWC’s capital investments.
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC. The purpose of a balancing and memorandum account is to track the under-collection or over-collection associated with such expense changes and activities for future recovery consideration.
On April 10, 2020, SJWC filed Application No. 20-04-009 seeking authorization to issue $300,000 in new debt and $50,000 in new equity. A final decision authorizing our financing application was approved on November 19, 2020.
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
On March 17, 2020, the CPUC ordered its regulated water utilities to halt customer disconnection activities in connection with the COVID-19 pandemic. On April 2, 2020, Governor Gavin Newsom issued Executive Order N-42-20 suspending customer disconnection activities until further notice. On April 16, 2020, the CPUC issued Resolution M-4842 directing utilities to implement emergency customer protections to assist customers such as waiving reconnection deposits, offering payment arrangements, and suspending disconnections for nonpayment. This resolution is effective for up to one year, or April 15, 2021, with the option to extend. On February 11, 2021, the CPUC approved extending customer protections required in Resolution M-4842 through June 30, 2021, through approval of Resolution M-4849 . The resolution also requires water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. SJWC is currently working on such plan.
On March 19, 2020, SJWC filed Advice Letter 546 to extend customer protections listed in the company’s Disaster Relief Customer Protections and Outreach Plan as required by the CPUC in response to the COVID-19 pandemic. The filing also activated SJWC’s Catastrophic Event Memorandum Account (“CEMA”) to track costs related to SJWC’s response which includes labor and materials, increases in bad debt from the suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The customer protections and CEMA were approved effective March 4, 2020. SJWC anticipates requesting recovery of the COVID-19 pandemic response costs in a future general rate case or other filings.
On January 4, 2021, SJWC filed General Rate Case Application No. 21-01-003 requesting authority for an increase of revenue of $51,585 or 13.35% in 2022, $16,932 or 3.88% in 2023, and $19,195 or 4.24% in 2024. The application also includes requests to recover $18,499 from balancing and memorandum accounts, authorization for a $435,000 capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and the new rates, if approved, are expected to be effective January 1, 2022.
On January 5, 2021, SJWC, along with three other California water utilities, filed a joint request for another one-year deferment on the Cost of Capital filings which would otherwise be due on May 1, 2021. Postponing the filing another year would alleviate administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources already strained by numerous other proceedings and COVID-19. The request is conditioned on no changes to the current Water Cost of Capital Mechanism in place during the one-year deferment. The request was denied on February 22, 2021.
Connecticut Regulatory Affairs
Connecticut Water’s rates, service and other matters affecting its business are subject to regulation by the Public Utilities Regulatory Authority of Connecticut (“PURA”). The Connecticut regulated operations seek rate relief as necessary to enable it to achieve an authorized rate of return.
PURA allows the Connecticut regulated operations to add surcharges to customers’ bills in order to recover certain costs associated with approved eligible capital projects through the Water Infrastructure Conservation Adjustment (“WICA”) in between full rate cases, as well as approved surcharges for the Water Revenue Adjustment (“WRA”).
Connecticut Water and the HVWC division mitigate the risk associated with changes in demand through a PURA approved WRA mechanism. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows companies to implement a surcharge or surcredit as necessary to recover the revenues approved in the general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Projects eligible for WICA surcharges include certain types of aging utility plant, primarily water mains, meters, and service lines. Additionally, certain energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems are eligible for WICA surcharges.
As of December 31, 2020, WICA surcharges for Connecticut Water and the Avon Water division were 5.75% and 9.31%, respectively.  The HVWC division did not have an approved WICA surcharge.  On January 28, 2020, Connecticut Water filed a WICA application representing an additional 2.6% surcharge, for a cumulative WICA surcharge of 5.84%. Additionally, on February 7, 2020, Connecticut Water and the Avon Water division separately filed their annual WICA reconciliations which called for 0.09% and 0.05% reductions of the WICA surcharges, respectively. On March 25, 2020, in separate decisions, PURA approved a net cumulative 5.75% surcharge for Connecticut Water and a net cumulative 9.26% WICA surcharge for the Avon Water division, both of which became effective on customers’ bills on April 1, 2020. On October 28, 2020, Connecticut Water filed a WICA application representing an additional 1.11% surcharge or approximately $956 increase in revenues, for a cumulative WICA surcharge of 6.94% which is scheduled to become effective April 1, 2021.
On January 15, 2021, Connecticut Water filed an application with PURA to amend rates for its customer, including those of former AWC and HVWC companies. The filing requests an increase of $20,206 in annual revenues that includes more than $265,514 in completed infrastructure investments that are not currently in approved rates and surcharges. The proposed increase will be applied across the company but may differ by rate divisions, meter size and between customer rate categories, i.e. for residential, commercial, industrial, etc. users. The application also reflects the costs of operating and maintaining the utility, including expenditures on power and treatment additives that have increased since the company’s last general rate case in 2010. PURA has 200 days from the filing to review the application, and the approved rates will go into effect soon thereafter.
On March 12, 2020, PURA issued Docket No. 20-03-15 to establish a State of Emergency Utility Shut-off Moratorium for the COVID-19 pandemic. The moratorium ordered regulated utility companies to refrain from terminating utility service to residential customers, except for safety reasons until August 1, 2020, or until such other time as determined by the PURA. The moratorium was extended through October 1, 2020 at which time the company was permitted to resume standard collection practices until or unless there is further action by PURA.  In the same docket, PURA directed the public service companies to offer COVID-19 payment plans for the duration of the Governor’s Emergency Order (currently through April 20, 2021), and allow customers up to 24 months for payment arrangements on their water bills. The docket directs the public service companies to maintain a detailed record of costs incurred and revenues lost as a result of implementing its orders in the docket and allows for the establishment a regulatory asset to track incurred costs. Approval for recovery of additional costs incurred and/or revenues lost relating to the COVID-19 pandemic would be considered for recovery in the Connecticut Water’s next general rate case proceeding.
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

Maine Regulatory Affairs
Maine Water’s rates, service and other matters affecting its business are subject to regulation by the Maine Public Utilities Commission (“MPUC”). As with the Connecticut regulated operations, rate relief is sought as necessary to enable the company to achieve an authorized rate of return. MPUC approves Maine Water’s rates on a division-by-division basis in Maine and allows Maine Water to add surcharges to customers’ bills in order to recover certain costs associated with capital projects through the Water Infrastructure Surcharge (“WISC”) in between general rate cases. Projects eligible for WISC surcharges include all infrastructure replacement or repair projects, excluding meters, that are necessary for the transmission, distribution or treatment of water.
In 2015, a WRA mechanism law in Maine became available to regulated water utilities. Maine’s rate-adjustment mechanism could provide revenue stabilization in divisions with declining water consumption and Maine Water expects to request usage of this mechanism in future rate filings when consumption trends support its use.
On January 20, 2020, Maine Water filed Water Infrastructure Surcharge (“WISC”) applications with the MPUC in four divisions requesting an increase between 1.76% and 3.00%, representing approximately $371 in additional revenues. The WISC application was approved on February 26, 2020 and the surcharges were effective March 1, 2020.
On March 16, 2020, MPUC issued an emergency moratorium on utility disconnection activities in connection to the COVID-19 pandemic. The moratorium directed public utility companies not to engage in any disconnection activities including disconnection notices for all classes of customers until further notice from MPUC. Maine Water is tracking COVID-19 related costs for potential future recovery in rates charged to customers. On September 17, 2020, the MPUC issued an order lifting the moratorium on utility disconnections in Maine effective November 1, 2020. The Order requires specific notifications by utilities to their customers prior to resuming disconnection activities and requires a waiver of late payment fess for customers who enter into payment arrangements on or before December 31, 2020. Maine Water is providing customer notices as required and resumed utility disconnections in November, 2020.
On November 23, 2020, Maine Water filed WISC applications with the MPUC in five divisions requesting an increase of between 1.1% and 5%, representing approximately $304 in additional revenues. The WISC applications were approved on December 15th and 22nd, 2020 and the surcharges became effective January 1, 2021.
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
CPUC approved Advice Letter No. 548A for the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”) on August 27, 2020. Advice Letter No. 548A allowed recovery of $1,219 which was recognized as a regulatory asset for the year ended December 31, 2020. The amounts have been reflected in the PRVMA balances shown in the table below.
In response to the California Governor’s Emergency Declaration on March 4, 2020, CPUC Resolution M-4842 authorized water utilities to activate a COVID-19 CEMA with the same effective date. The CEMA was activated for SJWC through the filing of Advice Letter 546 on March 19, 2020. The account tracks savings and costs from COVID-19 related activities as well as uncollectibles beyond the authorized bad debt in the general rate case. SJWC has determined that future recovery of the account is probable and recognized regulatory assets of $2,266 in the COVID-19 CEMA for the year ended December 31, 2020. The amounts have been reflected in the CEMA balances shown in the table below.
On December 19, 2019, the CPUC denied the recovery of the 2018 Water Conservation Memorandum Account (“WCMA”) in Advice Letter No. 532 and no longer approved the tracking of WCMA balances. Due to the decision, SJWC determined it no longer met the probability criteria under ASC Topic 980-605-25 for the 2018 WCMA and recognized a reduction to regulatory assets of $9,386 for the year ended December 31, 2019.
As a result of the current status of the CPUC filing for the 2018 WCMA above, SJW Group also eliminated the regulatory asset balance for its 2019 WCMA as of December 31, 2019. As of December 31, 2019, $639 in lost revenues had accumulated in the 2019 WCMA.

SJWC recognized regulatory assets of $1,182 due to lost revenues accumulated in the 2017 WCMA account which represented the relief of the $1,169 reserve and interest earned on the balance during the year ended December 31, 2018. The reserve had represented the estimated amount that may not be collected within the 24-month period defined in the guidance.
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
The CPUC directed SJWC to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to ratepayers. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC, with no impact to net income.  Per Advice Letter 522A filed with the CPUC, the benefit of the reduction in the federal statutory income tax rate from 35% to 21% were reflected in the customer bills effective July 1, 2018.  As such, the tax memorandum account only includes the benefit of the reduction in the federal statutory income tax rate through June 30, 2018. The other impacts of the Tax Act were recorded in the tax memorandum account for the entire year. Accordingly, SJWC recorded a regulatory liability of $6,504 in the tax memorandum account for the for the year ended December 31, 2018 with a corresponding reduction to revenue. The amount has been reflected in the tax memorandum account balance shown in the table below. Refunds for tax memorandum account balances began on January 27, 2020.
SJWC met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded regulatory assets, net, as follows:

	For the year ended December 31, 2020
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
Monterey WRAM	$7,015	2,464	2,598	12,077
2014 - 2017 WCMA	708	—	(42)	666
2012 General Rate Case true-up	752	—	—	752
Cost of capital memorandum accounts	(1,553)	(8)	—	(1,561)
Tax memorandum account	(6,643)	(2)	6,978	333
All others	(2,219)	62	(67)	(2,224)
Total revenue accounts	(1,940)	2,516	9,467	10,043

Cost-recovery accounts:
Water supply costs	4,328	3,828	(33)	8,123
Pension	2,449	1,008	21	3,478
PRVMA	—	1,219	(111)	1,108
CEMA	—	2,266	—	2,266
All others	446	3	(4)	445
Total cost-recovery accounts	7,223	8,324	(127)	15,420

Total	$5,283	10,840	9,340	25,463

	For the year ended December 31, 2019
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
Monterey WRAM	$6,847	4,582	(4,414)	7,015
2014 - 2017 WCMA	7,750	—	(7,042)	708
2018 WCMA	9,386	(9,386)	—	—
2012 General Rate Case true-up	11,328	96	(10,672)	752
Cost of capital memorandum accounts	(1,523)	(30)	—	(1,553)
Tax memorandum account	(6,504)	(139)	—	(6,643)
All others	(1,735)	(107)	(377)	(2,219)
Total revenue accounts	25,549	(4,984)	(22,505)	(1,940)

Cost-recovery accounts:
Water supply costs	9,617	207	(5,496)	4,328
Pension	(1,843)	745	3,547	2,449
All others	1,090	10	(654)	446
Total cost-recovery accounts	8,864	962	(2,603)	7,223

Total	$34,413	(4,022)	(25,108)	5,283
As of December 31, 2020, the total balance in SJWC’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,586.
On December 28, 2018, SJWC’s GRC with the CPUC was approved with new rates effective on January 1, 2019. As part of the GRC decision, $27,045 of balancing and memorandum accounts were also approved for recovery over a 12-month period at $0.5894 per centum cubic feet surcharge effective on January 1, 2019. For the year ended December 31, 2020 and 2019, SJWC collected $151 and $25,108, respectively, in surcharges for the approved recovery. Recovery of this surcharge ended in January 2020 and the remaining uncollected balance will be filed in the next general rate case.
All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.
Regulatory Assets and Liabilities
Water Utility Services recognizes regulatory assets and liabilities for amounts that are deemed probable of recovery from, or refund to, customers. Determining probability requires significant judgement by management and includes assessing evidence that may exist prior to regulatory authorization, including regulatory rules and decisions, historical ratemaking practices, and other facts and circumstances that would indicate that recovery or refund is probable.
If the utility determined that it is no longer probable that regulatory assets would be recovered or reflected in future rates, or if the utility ceased to be subject to rate regulation, the regulatory assets would be charged against income in the period in which that determination was made. If regulatory accounting did not apply, the utility’s future financial results could become more volatile as compared to historical financial results due to the differences in the timing of expense or revenue recognition.
The company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly.
Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when it is determined that the asset is no longer probable of recovery. SJW Group continually evaluates the recoverability of regulatory assets by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future cash flows.

Regulatory assets, net, are comprised of the following as of December 31:

	2020	2019
Regulatory assets:
Income tax temporary differences, net (a)	$6,230	2,433
Postretirement pensions and other medical benefits	95,559	73,525
Business combinations debt premium, net	22,479	25,020
Balancing and memorandum accounts, net	25,463	5,283
WRA (b)	323	9,108
Other, net (c)	8,176	5,048
Total regulatory assets, net	158,230	120,417
Less: current regulatory asset, net	1,748	6,472
Total regulatory assets, net, less current portion	$156,482	113,945
___________________________________
(a)The company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the average lives of the plant assets of between 5 to 75 years.
(b)WRA is a Connecticut Water decoupling mechanism that qualifies as an alternative revenue program. It is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows companies to implement a surcharge or surcredit as necessary to recover the revenues approved in the general rate case.
(c)Other, net includes other regulatory mechanisms, accrued benefits for vacation, and asset retirement obligations that have not yet been passed through in rates.
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
Advances for Construction and Contributions in Aid of Construction
In California, advances for construction received after 1981 are primarily refunded ratably over 40 years. In Connecticut and Maine, advances for construction are refunded as services are connected to the main, over periods not exceeding 15 years and in Texas non-refundable. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2021	$3,050
2022	3,050
2023	3,038
2024	2,958
2025	2,896
Thereafter	52,462
As of December 31, 2020, advances for construction was $125,027 of which $29,117 was related to non-refundable advances for construction and $28,456 was related to advances which are refunded based on service connections made. As of December 31, 2020 and 2019, the fair value of the advances for construction refunded ratably over 40 years is $50,391 and $50,035, respectively.
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
Asset Retirement Obligation
SJW Group’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, a regulatory asset is also recorded.
As of December 31, 2020 and 2019, the asset retirement obligation is as follows:

	2020	2019
Retirement obligation	$4,619	4,803
Discount rate	6%	6%
Retirement obligation, present value	$939	942
Revenue
Management has determined that the company has principally four categories of revenues.
The first category is recognized in accordance with ASC Topic 606- “Revenue from Contracts with Customers” and represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a quarterly or bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period.
The second category is recognized in accordance with ASC Topic 980-605-25, “Alternative Revenue Programs”. Under Programs established by the CPUC and PURA, allowing for automatic adjustment of future rates, the company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months of the year-end in which the revenue is recognized. A reserve, based on an estimate of actual usage over the recovery period, is recorded for amounts SJW Group estimates will not be collected within the 24-month period. SJW Group’s alternative revenue programs include SJWC’s WCMA and CTWS’s WRA.
•The WCMA allowed SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC recorded the lost revenue captured in the WCMA balancing accounts. In December 2019, CPUC denied SJWC’s request to recover the 2018 WCMA balance. As a result of the decision, during the year ended December 31, 2019, SJWC wrote off a total balance of $9,386 related to 2018 lost revenue and $639 related to 2019 lost revenue that was recorded in the 2018 and 2019 WCMA accounts, respectively.
•The WRA allows Connecticut Water to mitigate risk associated with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows companies to implement a surcharge or surcredit as necessary to recover the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings.
The third category represents the impact of other balancing and memorandum accounts and other regulatory mechanisms that are accounted for under FASB ASC Topic 980 - “Regulated Operations”. Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.

The fourth category, rental income, represents lease rental income. Tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset.
The major streams of revenue for SJW Group are as follows:

	2020	2019	2018
Revenue from contracts with customers	$549,270	447,720	389,302
Alternative revenue programs, net	(493)	(18,232)	10,456
Other balancing and memorandum accounts revenue and regulatory mechanisms, net	10,217	(14,403)	(7,541)
Rental income	5,532	5,397	5,482
	$564,526	420,482	397,699
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2020, 2019 and 2018, the surcharge was $4,911, $4,955 and $5,013, respectively.
Share-Based Compensation
SJW Group calculates the fair value of service-based and performance-based restricted stock awards based on the grant date fair value of the company’s stock price reduced by the present value of the dividends expected to be declared on outstanding shares.
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
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units of 22,396, 27,082 and 5,551 as of December 31, 2020, 2019 and 2018, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.Capitalization
SJW Group is authorized to issue 70,000,000 shares of common stock of $0.001 par value per share. At December 31, 2020 and 2019, 28,556,605 and 28,456,508, respectively, shares of common stock were issued and outstanding.
As of December 31, 2020 and 2019, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2020 and 2019, no shares of preferred stock were issued or outstanding.

Note 3.Lines of Credit
SJWC entered into a $125,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”) on June 1, 2016. The Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $10,000. Proceeds of borrowings under the Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The Credit Agreement has a maturity date of June 1, 2021. On May 11, 2020, SJWC amended its $125,000 unsecured line of credit to increase the lending commitment by $15,000 to $140,000. In addition, on May 11, 2020, SJWC entered into an additional unsecured line of credit allowing borrowings of up to $50,000 for a six month period which had a zero balance at its maturity on November 11, 2020.

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
SJW Group and SJW Land Company (collectively, the “Borrowers”), entered into a $15,000 credit agreement with the Lender (the “SJW Group Credit Agreement”) on June 1, 2016, which provides an unsecured credit facility to the Borrowers with a letter of credit sublimit of $5,000. The SJW Group Credit Agreement matures on June 1, 2021. Borrowings under the SJW Group Credit Agreement bear interest under the same terms and conditions as those in the Credit Agreement. On April 24, 2020, SJW Group terminated the joint unsecured bank line of credit held by SJW Group and SJW Land Company effective April 29, 2020.
In addition, on June 1, 2016, SJW Group, as guarantor, and SJWTX, Inc. (the “Borrower”), entered into a $5,000 credit agreement with the Lender (the “SJWTX Credit Agreement”), which provides an unsecured credit facility to the Borrower with a letter of credit sublimit of $1,000. The SJWTX Credit Agreement matures on June 1, 2021.
CTWS maintains a $15,000 line of credit agreement with CoBank, ACB, which was scheduled to expire on July 1, 2020.  On May 29, 2020, CTWS entered into a Second Amendment to the CTWS’s existing $15,000 credit agreement, dated as of August 6, 2014, with CoBank, ACB (“CoBank”), as amended by the First Amendment, dated October 28, 2015. The Second Amendment amends the prior agreement to, among other things, increase the total commitment by $25,000, from $15,000 to $40,000. The $40,000 line of credit expires on May 15, 2025. CTWS maintains an additional credit agreement that was temporarily increased to $95,000 with RBS Citizens, N.A. On March 1, 2020, the amount available on the RBS Citizens, N.A. line of credit was reduced to the original amount of $75,000. The line of credit matures on December 14, 2023.
As of December 31, 2020 and 2019, SJW Group had outstanding balances on the lines of credit of $175,094 and $117,209, respectively.
Cost of borrowing on the lines of credit averaged 1.78% and 3.73% as of December 31, 2020 and 2019, respectively.
The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2020, SJW Group and SJWTX, Inc. were in compliance with all covenants.
SJWC’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2020, SJWC was in compliance with all covenants.
The CTWS unsecured bank lines of credit have the following affirmative covenants: (1) Connecticut Water’s earnings before interest and taxes to its interest expense shall be equal or greater to 3 to 1, (2) Maine Water’s debt to capitalization ratio shall not exceed 60%, (3) Connecticut Water’s debt to capitalization ratio shall not exceed 60%, and (4) CTWS’s debt to capitalization ratio shall not exceed 65%. As of December 31, 2020, CTWS was in compliance with all covenants.

Note 4.Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Rate	Maturity	2020	2019
SJW Group:
Senior notes	2.47% - 4.35%	2021 - 2039	$610,000	560,000
SJWC:
Senior notes	4.29% - 8.58%	2022 - 2049	320,000	330,000
California Pollution Control Financing Authority Revenue Bonds	4.75%, 5.10%	2040, 2046	120,000	120,000
Total SJWC			440,000	450,000
CTWS bank term loans	4.09%, 4.15%	2027, 2037	22,169	23,935
Connecticut Water:
Connecticut Innovations Revenue Bonds, variable rate		2028 - 2029	22,050	22,050
Connecticut Innovations Revenue Bonds, fixed rate	5.00%	2021	22,260	22,506
Senior notes	3.53%, 3.51%	2037, 2050	70,000	35,000
Bank term loans	3.51% - 4.75%	2022 - 2036	111,090	119,090
Total Connecticut Water			225,400	198,646
SJWTX, Inc. senior note	6.27%	2036	15,000	15,000
Maine Water:
State revolving fund loans	0.00% - 2.58%	2022 - 2048	18,651	16,032
Other First Mortgage Bonds	8.95%	2024	3,600	4,500
Bank term loans	4.18% - 5.51%	2024 - 2043	17,500	17,500
Total Maine Water			39,751	38,032
HVWC bank term loan	4.75%	2034	—	4,164
Avon Water mortgage loan	3.05%	2033	—	2,809
Total debt			1,352,320	1,292,586
Unamortized debt premium, net (a)			22,479	25,020
Less:
Unamortized debt issuance costs			10,978	11,737
Current portion			76,241	22,272
Total long-term debt, less current portion			$1,287,580	1,283,597
___________________________________
(a)Consists of fair value adjustments recognized through purchase accounting for the completed merger with CTWS on October 9, 2019.
Senior notes held by institutional investors are unsecured obligations of SJW Group, SJWC, Connecticut Water, SJWTX, Inc. and Maine Water and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
SJW Group
The 2011 senior note agreement of SJW Group has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group’s 2019 and 2020 unsecured senior note agreements have terms and conditions that restrict SJW Group from issuing additional funded debt if the funded consolidated debt would exceed 70% of total capitalization. As of December 31, 2020, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
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
SJWC
The senior note agreements of SJWC generally have terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJWC has a restricted payment clause which prohibits any payment or distribution, including dividends, if it exceeds the sum of (1) cumulative net income since December 31, 1991, (2) the aggregate net proceeds received from the sale of shares of its capital stock since December 31, 1991, and (3) $20,000. On November 2, 2020, SJWC paid in full its $10,000 Series C senior notes that reached maturity. As of December 31, 2020, SJWC was in compliance with all terms and conditions of these unsecured senior notes.
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
SJWC has obligations pursuant to loan agreements with the California Pollution Control Financing Activity (“CPCFA”) totaling $120,000 in aggregate principal amounts of CPCFA revenue bonds outstanding as of December 31, 2020. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2020, SJWC was in compliance with all such covenants.
CTWS
CTWS has outstanding term loans with a commercial bank in an aggregate amount of $22,169 as of December 31, 2020. Under the master loan agreement, CTWS is required to comply with certain financial ratio and operational covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of December 31, 2020, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water
Connecticut Water has outstanding term loans with a commercial bank in an aggregate amount of $111,090 as of December 31, 2020. Under its master loan agreement, Connecticut Water is required to comply with financial and operational covenants substantially identical to those found in CTWS’ master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. On December 15, 2020, Connecticut Water paid in full a $8,000 term loan that reached maturity. As of December 31, 2020, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has outstanding $44,310 of tax exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and require compliance with financial and operational covenants, and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of December 31, 2020, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.

Connecticut Water has a $70,000 unsecured senior note that has terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreement also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of December 31, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement.
On March 12, 2020, Connecticut Water entered into a note purchase agreement with NYL Investors, LLC as agent of the purchasers listed in the agreement, pursuant to which Connecticut Water sold on the same date an aggregate principal amount of $35,000 of its 3.51% Senior Notes, due March 12, 2050. The notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on March 12th and September 12th of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, Connecticut Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable.
HVWC division had a term loan with a commercial bank due in 2034. The note was paid in full on September 24, 2020.
Avon Water had a mortgage loan that is due in 2033. The note was paid in full on September 24, 2020
SJWTX, Inc.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2020, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Maine Water
Maine Water has $18,651 of First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and $3,600 of First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, an interest coverage ratio of no less than 3 to 1, a dividend restriction where cumulative dividends paid since 1993 can not exceed cumulative net income since 1982 plus $120, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of December 31, 2020, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
On December 23, 2020, Maine Water issued $4,000 of Series T First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series T bonds mature on October 1, 2041 and carry 1% interest. The Series T First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds of the Series T bond issuance are represented as restricted cash on the Consolidated Balance Sheets at December 31, 2020. The restricted cash will be used for pre-approved projects primarily related to preliminary engineering and design work of a water treatment plant in Maine’s Biddeford and Saco division.
On December 19, 2019, Maine Water issued $5,000 of Series S First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series S bonds mature on October 1, 2039 and carry 1% interest. The Series S First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds of the Series S bond issuance are represented as restricted cash on the Consolidated Balance Sheets at December 31, 2019 and are held by a trustee for the bond until conditions are met. The restricted cash will be used for pre-approved projects primarily related to preliminary engineering and design work of a water treatment plant in Maine’s Biddeford and Saco division. The trustee released all proceeds of from the bond during the first quarter of 2020.
Maine Water has outstanding term loans with a commercial bank in an aggregate amount of $17,500 as of December 31, 2020. Under its master loan agreement, Maine Water is required to comply with financial and operational covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of December 31, 2020, Maine Water was in compliance with all covenants under its master loan agreement.
The following is a table of the consolidated company’s schedule of principal payments:

Year
2021	$76,322
2022	39,179
2023	4,360
2024	48,983
2025	3,648
Thereafter	1,179,828
The estimated fair value of long-term debt as of December 31, 2020 and 2019 was approximately $1,570,727 and $1,396,205, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.Income Taxes
The components of income tax expense were:

	2020	2019	2018
Current:
Federal	$11,349	7,577	14,485
State	2,528	2,126	5,066
Deferred:
Federal	(8,073)	(1,929)	(7,702)
State	2,576	680	(1,784)
	$8,380	8,454	10,065

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $69,895, $32,081 and $48,832 in 2020, 2019 and 2018:

	2020	2019	2018
Income tax at federal statutory rate	$14,678	6,737	10,255
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	4,142	2,251	3,420
Uncertain tax positions	1,351	323	24
Property flow-through	(9,215)	(2,054)	(839)
Capitalized merger costs	(296)	5,350	—
Tax reform - rate change impact on deferred taxes	—	77	—
Reversal of excess deferred taxes recognized in regulatory liability	(2,912)	(2,355)	(1,383)
Pension flow-through	92	(1,244)	—
Stock-based compensation	(333)	(223)	(1,602)
Other items, net	873	(408)	190
	$8,380	8,454	10,065

The components of the net deferred tax liability as of December 31 was as follows:

	2020	2019
Deferred tax assets:
Advances and contributions	$22,573	19,547
Unamortized investment tax credit	619	649
Pensions, postretirement benefits and stock-based compensation	41,180	32,450
Debt premium, net	6,290	7,002
California franchise tax	756	456
Net operating loss	550	1,046
Other	6,792	7,211
Gross deferred tax assets	78,760	68,361
Valuation allowance	—	(1,924)
Total deferred tax assets	78,760	66,437
Deferred tax liabilities:
Utility plant	209,541	211,079
Pension and postretirement	31,227	22,263
Deferred gain and other-property	5,875	5,872
Regulatory asset - business combinations debt premium, net	6,290	7,002
Intangibles	3,443	3,693
Deferred revenue	297	1,962
Regulatory asset - income tax temporary differences, net	1,195	295
Section 481(a) adjustments	4,763	5,721
Other	7,544	4,148
Total deferred tax liabilities	270,175	262,035
Net deferred tax liabilities	$191,415	195,598
Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Group will realize the benefits of its deferred tax assets. Accordingly, the valuation allowance relating to deferred tax assets acquired from CTWS was released in 2020 through purchase accounting adjustments made within the measurement period. Net operating loss carryforwards expire beginning in 2032 and ending in 2039. As of December 31, 2020, the estimated amount of net operating loss carryforwards available to offset future taxable income for Connecticut and Maine purposes are $29,555 and $1,087, respectively. SJW Group also acquired from the CTWS merger estimated state tax credit carryforwards of $1,033 which will expire beginning in 2021 and ending in 2040.
The change in the net deferred tax liabilities of $4,183 in 2020 included other non-cash items primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $6,468 and $4,037 as of December 31, 2020 and 2019, respectively. The amount of tax benefits, net of any federal benefits for state taxes that would impact the effective rate, if recognized, is approximately $5,600 and $3,511 as of December 31, 2020 and 2019, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at beginning of year	$3,834	1,382	1,307
Increase related to tax positions taken during the current year	1,104	351	—
Increase related to tax positions taken during a prior year	1,530	3,483	75
Reductions related to tax positions taken in a prior year	—	(1,382)	—
Balance at end of year	$6,468	3,834	1,382
The increase in gross unrecognized tax benefits in 2020 was primarily due to the uncertain tax position relating to repairs tax deductions.
SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $107 as of December 31, 2020. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2020 was a increase to expense of $80.
SJW Group does not foresee material changes to its gross uncertain tax liability within the next 12 months following December 31, 2020.
On December 22, 2017 the Tax Act was signed into law. The Tax Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction in the corporate income tax rate from 35% to 21%. The rate reduction was effective on January 1, 2018.
The lower tax rate benefits associated with regulatory operations governed by state public utility commissions are expected to flow back to customers with no impact to net income. The state public utility commissions have directed the water utilities to record the difference between the revenues collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate as a regulatory liability or to establish a memorandum account. In addition, the benefit of amortization of excess deferred income taxes created by the reduction of tax rate to 21% will flow back to the customers under current normalization rules and agreed upon methods with the commissions.
On March 27, 2020 the CARES Act was signed into law and included several income tax provisions. The income tax provisions included modifications to net operating loss (“NOL”) usage limitations, net operating loss carrybacks, business interest expense limitations and timing of estimated tax payments. SJW Group has not generated NOLs in recent years and does not expect to generate a loss in 2020 so the CARES Act’s provisions related to carryback of losses are not applicable. The business interest limitation rules, including those changes under the CARES Act, under Section 163(j) are not applicable to the SJW Group’s regulated businesses. SJW Group has accounted for the applicable effects of the CARES Act.
SJW Group files U.S. federal income tax returns and income tax returns in various states and is subject to ordinary statute of limitation of three years for federal and three or four years for different state returns. However, due to tax attribute carryforwards, SJW Group is subject to examination for tax years 2009 forward for federal and 2012 forward for state returns of CTWS and its subsidiaries. The statute of limitation for SJW Group returns is closed for these extended years and remains open for 2017 and forward for federal and 2016 or 2017 and forward for different states.

Note 6.Utility Plant Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, $13,400 related to the purchase premium for customer relationships and other intangibles of $14,967 as of December 31, 2020. Other intangibles primarily consist of $3,999 which was paid for service area and water rights related to CLWSC, $5,984 for infrastructure related to the Cupertino service concession arrangement, $1,400 for customer relationships and $1,040 incurred in conjunction with Valley Water water contracts related to the operation of SJWC. All intangible assets are recorded at cost and are primarily being amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.
Amortization expense for the intangible assets was $1,401, $745 and $647 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense for 2021 through 2025 and thereafter is anticipated to be $1,401 per year.

The costs of intangible assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Concession fees	$6,800	6,800
Purchase premium customer relationships	13,400	13,400
Other intangibles	14,967	13,224
Intangible assets	35,167	33,424
Less: Accumulated amortization
Concession fees	6,324	6,052
Purchase premium customer relationships	1,094	201
Other intangibles	6,479	6,926
Net intangible assets	$21,270	20,245

Note 7.Commitments
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2020, 2019 and 2018, SJWC purchased from Valley Water 21,269 million gallons ($96,212), 21,862 million gallons ($96,285) and 21,345 million gallons ($87,702), respectively, of contract water. On June 22, 2020, the Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2021. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 19,794 million gallons ($89,539) of water at the current contract water rate of $4.5 per million gallons for the year ending December 31, 2021. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available.
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
Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement, $2.621 per million gallons as of December 31, 2020. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. The rate charged by the MDC at December 31, 2020 were $3.97 per hundred cubic feet.
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment. CLWSC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2059 and 2046, respectively, for 250 acre-feet of water under each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2020.

As of December 31, 2020, SJWC had 370 employees, of whom 137 were executive, administrative or supervisory personnel, and of whom 233 were members of unions. On November 12, 2019 and February 20, 2020, SJWC reached three-year bargaining agreements with the International Union of Operating Engineers, representing certain employees in the engineering department, and the Utility Workers of America, representing the majority of all nonadministrative employees at SJWC, respectively, covering January 1, 2020 through December 31, 2022. The agreements include a 3% wage increase in 2020, 3% in 2021 and 4% in 2022 for members of both unions.

Note 8.Contingencies
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 9.Benefit Plans
Pension Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC and CTWS employees hired before March 31, 2008 and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Certain employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. Interest is credited based on the annual yield on 30-year Treasury bonds as of October for the preceding plan year with a minimum annual rate of 3.25% and a maximum annual rate of 6.00%. For the year ended December 31, 2020, interest credits assumption was 3.50%. CTWS employees hired on or after January 1, 2009 are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
The pension plans are administered by their respective committees where the investment strategy of the investments of the various pension and post-retirement benefit plans are reviewed and approved to achieve the goals of income generation and long-term capital preservation. SJW Group engages third-party investment managers to assist with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the pension plan committees to the investment managers who are also monitored by an investment consultant. Investment managers are not permitted to invest outside of the asset class or strategy under the pension plans’ investment guidelines. The committees ensure that the plans establish a target mix that is expected to achieve its investment objectives, by assuring a broad diversification of investment assets among investment types, while minimizing volatility of the target asset mix, unless market conditions make such a change appropriate to reduce risk. The pension plans require a minimum portion of plan assets to be allocated to fixed income securities and provide guidelines and restrictions on equity investments for the assets.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants for actuarial expense calculation purposes. Market gains in 2019 decreased pension expense by approximately $5,464 in 2020 and market losses in 2018 increased pension expense by approximately $4,485 in 2019. For the year ended December 31, 2020, the net actuarial loss of the benefit obligation was related primarily a loss from changes of discount rate of $46,443, a $489 loss in data and other changes, and a gain from mortality changes of $2,139.
Generally, it is expected of the investment managers that the performance of the assets held in the pension plans, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle. The expected long-term rate of return on the pension plan assets is between 6.50% and 6.75% for the year ended December 31, 2020.
SJW Group calculates the market-related value of defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CTWS are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts (collectively, “SERP”). SJWC’s senior management hired on or after March 31, 2008 are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan ("Cash Balance Executive Supplemental Retirement Plan"). Both of the

plans are non-qualified plans in which only senior management and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The SERP and Cash Balance Executive Supplemental Retirement Plan had a projected benefit obligation of $50,757 and $41,768 as of December 31, 2020 and 2019, respectively, and net periodic pension cost of $4,480, $3,219 and $2,905 for 2020, 2019 and 2018, respectively. SJWC’s plans are unfunded while CTWS’s SERP is funded through investments consisting primarily of life insurance contracts and assets in a Rabbi Trust. As of December 31, 2020 and 2019, total investments made to fund CTWS’s SERP was $7,470 and $7,070, respectively, which is included in “Investments” in SJW Group’s Consolidated Balance Sheets. The life insurance contracts are valued at cash surrender value of the policies as reported by the insurer. As of December 31, 2020 and 2019, the value of the life insurance contracts was $4,311 and $3,829, respectively.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s SERP by major categories as of December 31, 2020 and 2019 :

		Fair Value Measurements at December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$83	83	—	—
Mutual funds	2,101	2,101	—	—
Fixed income	830	830	—	—
Total	$3,014	3,014	—	—

		Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20	20	—	—
Mutual funds	834	834	—	—
Fixed income	2,329	2,329	—	—
Total	$3,183	3,183	—	—
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
Savings Plans for Employees
SJW Group also sponsors salary deferral plans which are defined contribution plans that allow employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. For CTWS’s employees hired on or after January 1, 2009 and ineligible to participate in the defined benefit pension plan, CTWS contributes an additional 1.5% of eligible contributions. SJW Group contributions were $2,824, $2,046 and $1,569 in 2020,

2019 and 2018, respectively. All of the company’s contributions are invested at the direction of the employees in funds offered under the plans.
Special Deferral Election Plans and Deferral Election Program
SJW Group maintains a special deferral election plan and a deferred compensation plan and agreements for senior management and a deferral election program for non-employee directors allowing for the deferral of a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Senior management and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. CTWS’s deferred compensation plan allows the company to make discretionary contributions. Senior management and non-employee directors had deferred $6,144, $7,834 and $4,244 under the plans as of December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, $4,130 and $3,801, respectively, of the total amount deferred is related to CTWS agreements that were assumed as part of the merger transaction on October 9, 2019.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	%	%	%	%	%	%
Discount rate	3.05 - 3.23	3.04 - 4.16	3.52	2.59 - 3.18	2.52 - 4.09	3.45
Expected return on plan assets	6.50, 6.75	7.00, 7.25	7.00	4.20, 6.50	4.00, 7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	%	%	%	%
Discount rate	2.29 - 2.48	3.05 - 3.23	2.18 - 2.41	2.59 - 3.18
Rate of compensation increase	4.00	4.00	N/A	N/A
SJW Group utilized each plan’s projected benefit stream in conjunction with the FTSE Pension Discount Curve (formerly the Citigroup Pension Discount Curve) and the FTSE Above Median Double-A Curve for SJWC and CTWS, respectively, in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

In 2020 and 2019, SJW Group adopted the newly then issued MP-2020 and MP-2019, respectively, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Service cost	$8,659	5,947	5,790	$900	581	616
Interest cost	10,484	8,506	6,879	956	775	627
Expected return on assets	(15,715)	(10,118)	(9,255)	(857)	(475)	(450)
Amortization of prior service cost	41	48	51	97	197	197
Recognized actuarial loss	4,971	3,984	3,986	229	240	321
Net periodic benefit cost	$8,440	8,367	7,451	$1,325	1,318	1,311
Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of the defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$338,240	187,877	$32,546	17,489
Service cost	8,659	5,947	900	581
Interest cost	10,484	8,506	956	775
Business combination	—	108,162	—	12,537
Actuarial (gain)/loss	42,164	35,502	2,421	2,027
Implicit rate subsidy	—	—	(211)	(217)
Plan participants contributions	—	—	254	85
Administrative expenses paid	(163)	(10)	—	—
Benefits paid	(13,293)	(7,744)	(1,072)	(731)
Benefit obligation at end of year	$386,091	338,240	$35,794	32,546
Change in plan assets
Fair value of assets at beginning of year	$243,521	127,610	$17,226	5,849
Actual return on plan assets	32,869	34,807	2,383	1,972
Business combination	—	79,382	—	9,314
Employer contributions	16,609	9,476	675	738
Plan participants contributions	—	—	254	85
Administrative expenses paid	(163)	(10)	(54)	(55)
Benefits paid	(14,712)	(7,744)	(1,005)	(677)
Fair value of plan assets at end of year	278,124	243,521	19,479	17,226
Funded status at end of year	$(107,967)	(94,719)	$(16,315)	(15,320)
The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Current liabilities	$2,760	1,899	$133	96
Noncurrent liabilities	105,207	92,820	16,182	15,224
	$107,967	94,719	$16,315	15,320

SJW Group recorded a regulatory asset on the projected benefit obligation of the postretirement benefit plans as follows:

	2020	2019
Funded status of obligation	$124,282	110,039
Accrued benefit cost	(28,723)	(36,514)
Regulatory asset, amount to be recovered in future rates	$95,559	73,525

Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Fair value of assets at end of year:
Debt securities	$95,935	86,288	$5,684	5,608
	35%	36%	29%	33%
Equity securities	170,747	146,210	12,762	10,840
	61%	60%	66%	63%
Cash and equivalents	11,442	11,023	1,033	778
	4%	5%	5%	5%
Total	$278,124	243,521	$19,479	17,226
The following tables summarize the fair values of plan assets by major categories as of December 31, 2020 and 2019:

		Fair Value Measurements at December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12,475	12,475	—	—
Equity securities (a)	183,509	183,509	—	—
Fixed Income (b)	101,619	36,012	65,607	—
Total	$297,603	231,996	65,607	—
___________________________________
(a)Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.
(b)Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance

		Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11,801	11,801	—	—
Equity securities (a)	157,050	149,265	7,785	—
Fixed Income (b)	91,896	31,686	60,210	—
Total	$260,747	192,752	67,995	—
___________________________________
(a)Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.
(b)Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance
In 2021, SJW Group expects to make required and discretionary cash contributions of up to $8,481 to the pension plans and other postretirement benefit plans.

Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2021	$15,707	$1,441
2022	15,097	1,511
2023	15,979	1,596
2024	16,023	1,676
2025	16,541	1,671
2026 - 2030	91,120	8,857

Note 10.Equity Plans
Common Stock
SJW Group has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 shares of common stock reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. On January 30, 2013, the amended and restated Plan was adopted by the Board and became effective on April 24, 2013. The Plan was subsequently amended and restated by the Board on July 29, 2015, and thereafter amended on November 15, 2016, October 28, 2020 and January 28, 2021.
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
As of December 31, 2020, 2019 and 2018, 880,495, 819,340 and 793,811 shares have been issued pursuant to the Plan, and 178,106, 174,764 and 124,275 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units for the years ended 2020, 2019 and 2018, respectively. The remaining shares available for issuance under the Plan are 741,399 as of December 31, 2020. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income and proceeds from share based compensation, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2020	2019	2018
Compensation costs charged to income:
ESPP	$323	283	242
Restricted stock and deferred restricted stock	3,230	3,123	1,875
Total compensation costs charged to income	$3,553	3,406	2,117
Proceeds from the exercise of stock options and similar instruments:
ESPP	1,830	1,603	1,371
Total proceeds from the exercise of stock options and similar instruments	$1,830	1,603	1,371
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

A summary of SJW Group’s restricted and deferred restricted stock awards under the Plan as of December 31, 2020, and changes during the year ended December 31, 2020, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2020	174,764	$46.63
Granted	68,995	$67.50
Issued	(61,155)	$44.92
Forfeited	(4,498)	$55.80
Outstanding as of December 31, 2020	178,106	$53.43
Shares vested as of December 31, 2020	68,317	$34.55
A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards under the Plan as of December 31, 2020, and changes during the year ended December 31, 2020, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2020	93,153	$39.57
Granted	68,995	$67.50
Vested	(50,210)	$59.17
Forfeited	(2,149)	$54.33
Nonvested as of December 31, 2020	109,789	$65.18
In connection with the merger with CTWS, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: CTWS 2014 Performance Stock Program, CTWS 2004 Performance Stock Program and CTWS 1994 Performance Stock Program (collectively, the “CTWS Plan”); as of October 9, 2019 a total of 156,022 shares of SJW common stock have been reserved for issuance under the assumed awards. These assumed awards generally retain all of the rights, terms and conditions of the respective plans and award agreements under which they were originally granted. During the year ended December 31, 2020, the CTWS Plan issued, exercised and forfeited 1,701, 47,583 and 0 of shares respectively, of restricted stock based awards and deferred restricted stock. As of December 31, 2020, approximately 57,049 shares of restricted stock based awards and deferred restricted stock were outstanding under the CTWS Plan that were assumed by SJW Group on October 9, 2019.
Total fair value of restricted stock awards for all plans that were vested for the years ended 2020, 2019 and 2018 were $3,333, $2,420 and $1,913, respectively. As of December 31, 2020, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $4,118. This cost is expected to be recognized over a weighted-average period of 1.74 years.
For the years ended December 31, 2020, 2019 and 2018, 5,327, 6,120 and 52,629, respectively, of performance-based and market-based restricted stock awards were issued upon the attainment of certain performance metrics and service-based vesting under the Plan. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards. As of December 31, 2020, 16,544 performance-based and market-based restricted stock awards vested and 43,257 remained outstanding.
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

Certain CTWS restricted stock awards and deferred restricted stock assumed under the merger agreement retained rights to receive DERs that will convert into deferred restricted stock awards on SJW Group’ quarterly dividend payment dates.
As of December 31, 2020, 2019 and 2018, a cumulative of 83,679, 81,231 and 79,478 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2020, 2019 and 2018, $160, $93 and $97, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of SJW Group’s common stock have been reserved for issuance under the ESPP. The remaining shares available for issuance under the ESPP are 220,813 as of December 31, 2020.
As of December 31, 2020, the ESPP had twelve purchase intervals since its inception. For the year ended December 31, 2020, 2019 and 2018, a total of 31,750, 30,255 and 25,907 shares, respectively, were issued under the ESPP. The plan has no look-back provisions.
For the years ended December 31, 2020, 2019 and 2018, SJW Group’s recorded expenses were $342, $294 and $265, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2021 for the ESPP is approximately $160. This cost is expected to be recognized during the first quarter of 2021.

Note 11.Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as CLWSC, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) as of October 9, 2019, SJWNE LLC a holding company for CTWS and its subsidiaries, Connecticut Water, Maine Water, HVWC, Avon Water, NEWUS and Chester Realty, Inc. On September 30, 2020, Avon Water and HVWC merged into Connecticut Water after receiving merger approval from PURA. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water and NEWUS, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
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

	For the year ended December 31, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated (2)	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$548,013	10,981	5,532	—	548,013	16,513	564,526
Operating expense	431,375	6,943	3,510	5,028	431,375	15,481	446,856
Operating income (loss)	116,638	4,038	2,022	(5,028)	116,638	1,032	117,670
Net income (loss)	69,245	4,099	1,455	(13,284)	69,245	(7,730)	61,515
Depreciation and amortization	86,758	442	1,186	893	86,758	2,521	89,279
Senior note and other interest expense	33,877	—	—	20,378	33,877	20,378	54,255
Income tax expense (benefit) in net income	16,563	998	467	(9,648)	16,563	(8,183)	8,380
Assets	3,197,626	8,869	44,405	60,565	3,197,626	113,839	3,311,465

	For the year ended December 31, 2019
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$407,116	7,969	5,397	—	407,116	13,366	420,482
Operating expense	329,520	5,443	3,751	24,289	329,520	33,483	363,003
Operating income (loss)	77,596	2,526	1,646	(24,289)	77,596	(20,117)	57,479
Net income (loss)	42,691	2,019	1,623	(22,930)	42,691	(19,288)	23,403
Depreciation and amortization	63,775	420	1,196	201	63,775	1,817	65,592
Senior note and other interest expense	25,073	—	—	6,723	25,073	6,723	31,796
Income tax expense (benefit) in net income	8,382	708	486	(1,122)	8,382	72	8,454
Assets	3,016,846	5,507	46,778	63,339	3,016,846	115,624	3,132,470

	For the year ended December 31, 2018
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$384,639	7,578	5,482	—	384,639	13,060	397,699
Operating expense	294,536	5,012	3,539	21,172	294,536	29,723	324,259
Operating income (loss)	90,103	2,566	1,943	(21,172)	90,103	(16,663)	73,440
Net income (loss)	53,181	1,848	885	(17,147)	53,181	(14,414)	38,767
Depreciation and amortization	53,067	338	1,196	—	53,067	1,534	54,601
Senior note and other interest expense	22,157	—	—	2,175	22,157	2,175	24,332
Income tax expense (benefit) in net income	14,826	719	903	(6,383)	14,826	(4,761)	10,065
Assets	1,492,954	4,489	46,517	412,429	1,492,954	463,435	1,956,389
____________________
(1)    The “All Other” category for the years ended December 31, 2020 and 2019, includes the accounts of SJW Group, SJWNE, LLC and CTWS, Inc. on a stand-alone basis. For the year ended December 31, 2018, the “All Other” category includes the accounts of SJW Group on a stand-alone basis.
(2)    As of December 31, 2020, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 12.Business Combination
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
The following table summarizes the purchase price and recording of fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments as of December 31, 2020.

	Amounts Previously Recognized as of Acquisition Date (a)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Assets acquired:
Utility plant, net	$750,703	—	750,703
Nonutility plant	848	—	848
Current assets	42,673	(785)	41,888
Investments	12,489	—	12,489
Regulatory assets and deferred charges, less current portion	83,132	(4,346)	78,786
Other intangible assets	17,181	—	17,181
Other assets	2,592	—	2,592
Goodwill	626,523	(114)	626,409
Total assets acquired	1,536,141	(5,245)	1,530,896
Liabilities assumed:
Long-term debt	281,009	—	281,009
Current liabilities, including maturities of long-term debt	125,772	25	125,797
Deferred income taxes	107,789	(5,411)	102,378
Postretirement benefit plans	31,789	—	31,789
Contributions in aid of construction and construction advances	137,327	—	137,327
Other long-term liabilities	10,607	141	10,748
Total liabilities assumed	694,293	(5,245)	689,048
Assumed equity	$841,848	—	841,848
______________________________________
(a)As previously reported in the SJW Group’s 10-K for the period ended December 31, 2019.
Other intangible assets primarily consists of customer relationships.
The goodwill balance is primarily attributable to assembled workforce and diversification of markets both from a geographic and regulatory perspective. We do not expect the goodwill recognized in connection with the transaction will be deductible for income tax purposes.
The company analyzed and revalued the acquired opening deferred tax asset and liability balances within the measurement period which resulted in a decrease to goodwill of $114. The revaluation of acquired deferred tax assets and liabilities and related uncertain tax positions based upon facts and circumstances that existed as of the acquisition date resulted in adjustments that were recorded to goodwill.  In addition, tax related valuation allowances assumed in connection with a business combination were initially estimated as of the acquisition date. Revaluation within the measurement period resulted in release of the valuation allowance as it is more likely than not that the new combined group will be able to utilize the acquired deferred tax assets. There was no impact associated with the measurement period adjustments to the consolidated statement of comprehensive income for the year ended December 31, 2020.

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

Note 13.Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2020 Quarter Ended
	March	June	September	December
Operating revenue	$115,754	147,209	165,863	135,700
Operating income	15,427	36,070	41,883	24,290
SJW Group net income	2,417	19,721	26,093	13,284
Comprehensive income	2,282	19,731	26,169	12,142
Earnings per share:
—Basic	0.08	0.69	0.91	0.47
—Diluted	0.08	0.69	0.91	0.46
Market price range of stock:
—High	74.73	65.93	71.06	70.34
—Low	49.48	53.11	58.56	60.11
Dividend per share	0.32	0.32	0.32	0.32

	2019 Quarter Ended
	March	June	September	December
Operating revenue	$77,682	102,965	113,997	125,838
Operating income	12,408	21,971	17,084	6,016
SJW Group net income	5,873	13,538	9,478	(5,486)
Comprehensive income	5,873	13,538	9,478	(5,360)
Earnings per share:
—Basic	0.21	0.48	0.33	(0.20)
—Diluted	0.21	0.47	0.33	(0.19)
Market price range of stock:
—High	63.76	63.40	69.23	74.47
—Low	54.74	59.83	61.23	67.13
Dividend per share	0.30	0.30	0.30	0.30

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Investments in subsidiaries	$1,536,106	1,466,110

Current assets:
Cash and cash equivalents	436	1,035
Intercompany receivables	258	—
Income tax receivable	—	7,491
Intercompany notes receivable	15,680	6,727
Other current assets	124	—
	16,498	15,253
Other assets
Other	—	13
	—	13
	$1,552,604	1,481,376

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2020 and 2019; issued and outstanding 28,556,605 shares in 2020 and 28,456,508 shares in 2019	$29	28
Additional paid-in capital	510,158	506,639
Retained earnings	408,037	383,191
Accumulated other comprehensive income	(1,064)	126
Total stockholders’ equity	917,160	889,984
Long-term debt, less current portion	555,824	555,820
	1,472,984	1,445,804
Current liabilities:
Current portion of long-term debt	49,929	—
Intercompany payables	—	2,349
Intercompany notes payable	19,540	24,465
Accounts payable	170	1,042
Accrued interest	3,195	3,748
Income tax payable	3,268	—
Other current liabilities	252	912
	76,354	32,516
Deferred income taxes	2,623	1,994
Other noncurrent liabilities	643	1,062
Commitments and contingencies	—	—
	$1,552,604	1,481,376

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands)

	2020	2019	2018
Operating revenue	$—	—	—
Operating expense:
Administrative and general	3,110	8,130	2,312
Property taxes and other non-income taxes	250	250	250
Merger related expenses	—	14,849	18,610
Total operating expense	3,360	23,229	21,172
Operating loss	(3,360)	(23,229)	(21,172)
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(19,430)	(6,615)	(2,264)
Interest income on money market fund	—	6,536	155
Other, net	(250)	89	(248)
Loss before income taxes and equity earnings from subsidiaries	(23,040)	(23,219)	(23,529)
Benefit for income taxes	(6,414)	(1,431)	(6,917)
Equity earnings from subsidiaries, net of taxes	78,141	45,191	55,379
SJW Group net income	61,515	23,403	38,767
Other comprehensive (loss) income, net	(1,190)	126	—
SJW Group comprehensive income	$60,325	23,529	38,767

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2020	2019	2018
Operating activities:
Net income	$61,515	23,403	38,767
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investment in subsidiaries	(78,141)	(45,191)	(55,379)
Deferred income taxes	162	4,606	(5,565)
Share-based compensation	466	141	44
Other non-cash, net	—	—	423
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts payable and other current liabilities	(1,532)	255	1,039
Intercompany receivables	(2,607)	2,045	209
Tax receivable and accrued taxes	10,759	(6,779)	(5,592)
Accrued interest	(553)	3,742	—
Return on capital from investments in subsidiaries	47,800	28,600	20,750
Other changes, net	367	808	36
Net cash provided by (used in) operating activities	38,236	11,630	(5,268)
Investing activities:
Proceeds to subsidiaries for notes receivable	(10,353)	(102,522)	(2,030)
Repayments from subsidiaries for notes receivable	1,400	95,795	17,458
Investments in subsidiaries	(37,952)	(62,262)	—
Payments for business acquisition	—	(837,903)	—
Proceeds from sale of equity investments	—	—	4,112
Net cash (used in) provided by investing activities	(46,905)	(906,892)	19,540
Financing activities:
Borrowings from subsidiaries for notes payable	54,837	29,865	12,705
Repayments to subsidiaries for notes payable	(59,762)	(17,705)	(3,358)
Long-term borrowings	50,000	510,000	—
Issuance of common stock, net of issuance costs	—	—	411,385
Debt issuance costs	(496)	(3,957)	—
Dividends paid	(36,509)	(34,134)	(23,074)
Other changes, net	—	(10)	—
Net cash provided by financing activities	8,070	484,059	397,658
Net change in cash and cash equivalents	(599)	(411,203)	411,930
Cash and cash equivalents, beginning of year	1,035	412,238	308
Cash and cash equivalents, end of year	$436	1,035	412,238
Cash paid during the year for:
Interest	$19,442	2,203	2,175
Income taxes	$3,466	689	824
Supplemental disclosure of non-cash activities:
Share-based compensation from investment in subsidiaries	$2,894	4,663	(714)

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Years ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except share and per share data)

Restrictions on Dividends and Other Distributions
SJW Group is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, SJW Group’s principal sources of funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The rights of SJW Group and, consequently, its creditors and shareholders, to participate in any distribution of assets of any of its subsidiaries are subject to certain prior claims of creditors of such subsidiary.
The abilities of certain of SJW Group’s subsidiaries to transfer funds to SJW Group in the form of cash dividends, loans or advances are subject to certain contractual and regulatory restrictions. SJW Group and its subsidiaries are subject to debt covenants that could limit their respective abilities to pay dividends. For a discussion on these covenants, see Note 4 to SJW Group and Subsidiaries Notes to Consolidated Financial Statements. In addition, Connecticut Water Service, Inc. (“CTWS”) and its regulated subsidiaries are prohibited from paying dividends if not in compliance with minimum equity requirements under commitments made by SJW Group as part of the approval granted by the Connecticut Public Utilities Regulatory Authority and the Maine Public Utilities Commission in connection with the merger with CTWS.
As of December 31, 2020, the restricted net assets of SJW Group’s subsidiaries was approximately $283,807 or 31% of consolidated net assets of SJW Group.

SJW Group and Subsidiaries
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2020, 2019 and 2018
(in thousands)

Description	2020	2019	2018
Allowance for doubtful accounts:
Balance, beginning of period	$1,512	272	190
Opening balance, SJWNE, LLC	—	1,283	—
Charged to expense	(177)	520	430
Charged to regulatory asset	3,032	—	—
Accounts written off	(800)	(875)	(650)
Recoveries of accounts written off	324	312	302
Balance, end of period	$3,891	1,512	272
Reserve for litigation and claims:
Balance, beginning of period	$2,898	2,181	1,892
Charged to expense	958	3,221	480
Revision to accrual, due to settlements	(122)	(135)	1
Payments	(3,050)	(2,369)	(192)
Balance, end of period	$684	2,898	2,181

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
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

SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2020 was effective.
Our independent registered public accounting firm, DELOITTE & TOUCHE LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its website http://www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be held on April 28, 2021 (the “2021 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
Corporate Governance Policies and Board Committee Charters
The Corporate Governance Policies and the charters for the board committees—the Audit Committee, Executive Compensation Committee, Nominating & Governance Committee, Sustainability Committee, and Finance Committee—are available at the SJW Group’s website at http://www.sjwgroup.com. Stockholders may also request a free hard copy of the Corporate Governance Policies and the charters from the following address and phone number:
SJW Group
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.Executive Compensation
The information required by this item is contained in the 2021 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2021 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is contained in the 2021 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

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

3.1	Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 15, 2016.

3.2	Certificate of Amendment of the Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.3 to Form 8-K filed on November 15, 2016.

3.3	Certificate of Amendment of Certificate of Incorporation of SJW Group dated April 24, 2019. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 25, 2019.

3.4	Bylaws of SJW Group. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 15, 2016.

3.5	Amended and Restated Bylaws of SJW Group effective as of January 25, 2017. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 26, 2017.

4.1	Instruments Defining the Rights of Security Holders, including Indentures: Except as listed below in Exhibit 4.5, no issue of the registrant’s long-term debt exceeds 10 percent of its total assets. SJW Group hereby agrees to furnish upon request to the Commission a copy of each such instrument defining the rights of holders of unregistered senior and subordinated debt of the Company.

4.2	Form of Common Stock Certificate of SJW Group. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2016.

4.3	Indenture dated as of June 1, 2010 between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2010.

4.4	Indenture dated as of December 1, 2016, by and between California Pollution Control Financing Authority and The Bank of New York Mellon Trust Company, N.A. relating to the Bond. SJW Group agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation S-K 601(b)(4)(iii).

4.5	Form of 3.05% Senior Notes due November 1, 2029. Incorporated by reference to Schedule 1(a) of the Note Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed on October 9, 2019.

4.6	Description of SJW Group’s capital stock registered under section 12 of the Securities Exchange Act of 1934 Incorporated by reference to Exhibit 4.6 to form 10-K for the year ended December 31, 2019.

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

10.3	Credit Agreement, dated June 1, 2016, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2016.

10.4
First Amendment to Credit Agreement, dated January 12, 2018, between San Jose Water Company and JP Morgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2018.

10.5
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

10.19	The First Amendment to the Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.20	The Second Amendment to the Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 9, 2019. (2)

10.21
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, as Amended and Restated on January 25, 2012, effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.22
First Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. Incorporated by reference as Exhibit 10.15 to Form 10-K for the year ended December 31, 2013. (2)

10.23
Second Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.24
Third Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2016. (2)

10.25
Fourth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective November 6, 2017. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2017. (2)

10.26
Fifth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 24, 2018. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018. (2)

10.27
Sixth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.4 to Form 8-K filed on October 9, 2019. (2)

10.28	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.29	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.30	Second Amendment to the SJW Group Long-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2020. (2)

10.31	Third Amendment to the SJW Group Long-Term Incentive Plan dated January 28, 2021. (1)(2)

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

10.37	First Amendment to the Executive Officer Short-Term Incentive Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.33 to Form 10-K for the year ended December 31, 2016. (2)

10.38	SJW Group Amended and Restated Executive Officer Short-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2020. (2)

10.39	First Amendment to the Executive Officer Short-Term Incentive Plan dated January 28, 2021. (1)(2)

10.40
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.41	First Amendment to the Executive Severance Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.35 to Form 10-K for the year ended December 31, 2016. (2)

10.42	Second Amendment to the Executive Severance Plan dated July 26, 2017. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.43	Third Amendment to the Executive Severance Plan effective November 6, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.44	Fourth Amendment to the Executive Severance Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on October 9, 2019. (2)

10.45	Fifth Amendment to the Executive Severance Plan effective December 18, 2020. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on December 22, 2020. (2)

10.46
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.47	First Amendment to the Special Deferral Election Plan effective November 15, 2016. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2016. (2)

10.48	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.49	First Amendment to the Amended and Restated Deferred Restricted Stock Program dated November 15, 2016. Incorporated by reference as Exhibit 10.39 to Form 10-K for the year ended December 31, 2016. (2)

10.50
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

10.52	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.53	Formulaic Equity Award Program for Non-Employee Board Members. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2013. (2)

10.54
Second Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2016. (2)

10.55
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

10.58	Form of SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 2017. (2)

10.59	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.60	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.54 to Form 10-K for the year ended December 31, 2016. (2)

10.61	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2016. (2)

10.62	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.63	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. Incorporated by reference to Exhibit 10.21 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 1989. (2)

10.64	Connecticut Water Service, Inc. 1994 Performance Stock Program. Incorporated by reference as Exhibit 99.3 to Form S-8 filed on October 9, 2019. (2)

10.65	Connecticut Water Service, Inc. 2004 Performance Stock Program, effective as of April 23, 2004. Incorporated by reference as Exhibit 99.2 to Form S-8 filed on October 9, 2019. (2)

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

10.69
First Amendment effective October 9, 2019 to The Connecticut Water Service, Inc. 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2019. (2)

10.70
Form of Performance Unit Award Agreement (short-term vesting form) under Connecticut Water Service, Inc.’s 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.9 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2016. (2)

10.71
Form of Performance Unit Award Agreement (long-term vesting form) under Connecticut Water Service, Inc.’s 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.10 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2016. (2)

10.72
Form of Assumption Agreement for Incentive Awards under the Connecticut Water Service, Inc. 1994 Performance Stock Program, 2004 Performance Stock Program, and 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2019. (2)

10.73	Amended and Restated Supplemental Executive Retirement Agreement dated January 24, 2008 between The Connecticut Water Company and Eric W. Thornburg. (1)(2)

10.74
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.74 to Form 10-K for the year ended December 31, 2019. (2)

10.75
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019. (2)

10.76
Amendment to the Amended and Restated Supplemental Executive Retirement Agreement effective as of November 1, 2019 between Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.77 to Form 10-K for the year ended December 31, 2019. (2)

10.77
Grantor Trust Agreement dated May 1, 2017, between Connecticut Water Service, Inc. and Matrix Trust Company. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2019. (2)

10.78	Deferred Compensation Agreement dated December 8, 2011 between The Connecticut Water Company and Eric W. Thornburg. (1)(2)

10.79
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.79 to Form 10-K for the year ended December 31, 2019. (2)

10.80
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.80 to Form 10-K for the year ended December 31, 2019. (2)

10.81
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 1, 2011, among Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.82 to Form 10-K for the year ended December 31, 2019. (2)

10.82
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 8, 2011, among Maureen P. Westbrook and The Connecticut Water Company. Incorporated by reference to Exhibit 10.83 to Form 10-K for the year ended December 31, 2019. (2)

10.83
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 21, 2016, between the Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2019. (2)

10.84
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 20, 2016, between the Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2019. (2)

10.85	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on December 16, 2016. (2)

10.86
First Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2019. (2)

10.87
Second Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.90 to Form 10-K for the year ended December 31, 2019. (2)

10.88
Amended and Restated Employment Agreement, dated October 9, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc., and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 2019. (2)

10.89
Amended and Restated Employment Agreement, dated December 30, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Kristen A. Johnson. Incorporated by reference to Exhibit 10.94 to Form 10-K for the year ended December 31, 2019. (2)

10.90
First Amendment to Amended and Restated Employment Agreement, dated March 8, 2013, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.17 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2012. (2)

10.91
Form of Second Amendment to Employment Agreement, dated April 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.2 to Connecticut Water Service, Inc.'s Form 8-K filed on April 3, 2014. (2)

10.92
Third Amendment to the Amended and Restated Employment Agreement, effective as of November 1, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.97 to Form 10-K for the year ended December 31, 2019. (2)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated August 14, 2020. Incorporated by reference to Exhibit 16.1 to Form 8-K filed on August 17, 2020.

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of KPMG LLP. (1)

23.2	Consent of Deloitte & Touche LLP. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

SJW Group

Date:	March 1, 2021	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2021	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Date:	March 1, 2021	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	March 1, 2021	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Vice President of Finance, Controller and Assistant Treasurer (Principal accounting officer)

Date:	March 1, 2021	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Carl Guardino
CARL GUARDINO, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Mary Ann Hanley
MARY ANN HANLEY, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Heather Hunt
HEATHER HUNT, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Debra C. Man
DEBRA C. MAN, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors

Date:	March 1, 2021	By	/s/ Carol P. Wallace
CAROL P. WALLACE, Member, Board of Directors