Form 10-Q
period 2021-03-31
SJW GROUP
filed 2021-04-30
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
As of April 23, 2021, there were 29,789,887 shares of the registrant’s Common Stock outstanding.

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
•unanticipated weather conditions and changes in seasonality including those affecting water supply and customer usage;
•climate change and the effects thereof;
•unexpected costs, charges or expenses;
•our ability to successfully evaluate investments in new business and growth initiatives;
•contamination of our water supplies and damage or failure of our water equipment and infrastructure;
•the risk of work stoppages, strikes and other labor-related actions;
•catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, hurricanes, terrorist acts, physical attacks, cyber-attacks, epidemic or other similar occurrences;
•changes in general economic, political, business and financial market conditions;
•the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, changes in interest rates, compliance with regulatory requirements, compliance with the terms and conditions of our outstanding indebtedness and general market and economic conditions; and
•legislative and general market and economic developments.
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

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
REVENUE	$114,785	115,754
OPERATING EXPENSE:
Production Expenses:
Purchased water	15,645	15,934
Power	3,003	2,725
Groundwater extraction charges	15,545	15,028
Other production expenses	9,402	10,093
Total production expenses	43,595	43,780
Administrative and general	20,893	21,262
Maintenance	6,265	6,086
Property taxes and other non-income taxes	7,515	7,463
Depreciation and amortization	23,438	21,382
Merger related expenses	—	354
Total operating expense	101,706	100,327
OPERATING INCOME	13,079	15,427
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(13,439)	(13,284)
Pension non-service cost	326	(45)
Other, net	1,754	757
Income before income taxes	1,720	2,855
(Benefit) provision for income taxes	(896)	438
NET INCOME	2,616	2,417
Other comprehensive income (loss), net	38	(135)
COMPREHENSIVE INCOME	$2,654	2,282
EARNINGS PER SHARE
Basic	$0.09	0.08
Diluted	$0.09	0.08
DIVIDENDS PER SHARE	$0.34	0.32
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,862,882	28,489,357
Diluted	28,990,203	28,674,221

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Utility plant:
Land	$38,339	36,845
Depreciable plant and equipment	3,223,736	3,198,060
Construction in progress	126,678	109,976
Intangible assets	35,167	35,167
	3,423,920	3,380,048
Less accumulated depreciation and amortization	1,068,852	1,045,136
	2,355,068	2,334,912
Real estate investments	58,280	58,129
Less accumulated depreciation and amortization	15,072	14,783
	43,208	43,346
CURRENT ASSETS:
Cash and cash equivalents:
Cash	11,406	5,269
Restricted cash	3,104	4,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $3,614 and $3,891 on March 31, 2021 and December 31, 2020, respectively	45,583	46,832
Income tax	4,671	7,041
Other	5,455	4,269
Accrued unbilled utility revenue	37,288	44,950
Prepaid expenses	10,634	8,097
Current regulatory assets, net	226	1,748
Other current assets	5,100	5,125
	123,467	127,331
OTHER ASSETS:
Net regulatory assets, less current portion	161,392	156,482
Investments	15,161	14,367
Goodwill	628,144	628,144
Other	5,702	6,883
	810,399	805,876
	$3,332,142	3,311,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 29,789,887 on March 31, 2021 and 28,556,605 on December 31, 2020	$30	29
Additional paid-in capital	578,395	510,158
Retained earnings	400,897	408,037
Accumulated other comprehensive income	(1,026)	(1,064)
Total stockholders’ equity	978,296	917,160
Long-term debt, less current portion	1,303,028	1,287,580
	2,281,324	2,204,740
CURRENT LIABILITIES:
Line of credit	121,509	175,094
Current portion of long-term debt	76,285	76,241
Accrued groundwater extraction charges, purchased water and power	18,144	19,184
Accounts payable	25,636	34,200
Accrued interest	17,102	12,861
Accrued payroll	11,911	14,012
Other current liabilities	19,148	19,203
	289,735	350,795
DEFERRED INCOME TAXES	189,531	191,415
ADVANCES FOR CONSTRUCTION	125,967	125,027
CONTRIBUTIONS IN AID OF CONSTRUCTION	297,390	296,105
POSTRETIREMENT BENEFIT PLANS	124,265	121,597
OTHER NONCURRENT LIABILITIES	23,930	21,786
COMMITMENTS AND CONTINGENCIES	—	—
	$3,332,142	3,311,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2020	28,556,605	$29	$510,158	$408,037	$(1,064)	$917,160
Net income	—	—	—	2,616	—	2,616
Unrealized gain on investment, net of tax benefit of $14	—	—	—	—	38	38
Share-based compensation	—	—	1,280	(32)	—	1,248
Issuance of restricted and deferred stock units	30,547	—	(964)	—	—	(964)
Employee stock purchase plan	18,235	—	1,026	—	—	1,026
Common stock issuance, net of costs	1,184,500	1	66,895	—	—	66,896
Dividends paid ($0.34 per share)	—	—	—	(9,724)	—	(9,724)
BALANCES, March 31, 2021	29,789,887	30	578,395	400,897	(1,026)	978,296

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2019	28,456,508	$28	$506,639	$383,191	$126	$889,984
Net income	—	—	—	2,417	—	2,417
Unrealized loss on investment, net of tax benefit of $50	—	—	—	—	(135)	(135)
Share-based compensation	—	—	251	(43)	—	208
Issuance of restricted and deferred stock units	25,781	—	(785)	—	—	(785)
Employee stock purchase plan	15,552	—	970	—	—	970
Dividends paid ($0.32 per share)	—	—	—	(9,118)	—	(9,118)
BALANCES, March 31, 2020	28,497,841	28	507,075	376,447	(9)	883,541

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$2,616	2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,931	22,482
Deferred income taxes	(762)	(344)
Stock-based compensation	1,280	251
Allowance for equity funds used during construction	(402)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	7,725	5,498
Accounts payable and other current liabilities	(3,719)	(8,755)
Accrued groundwater extraction charges, purchased water and power	(1,040)	(4,292)
Tax receivable and payable, and other accrued taxes	3,333	1,875
Postretirement benefits	1,649	2,445
Regulatory assets and liabilities related to balancing and memorandum accounts	(1,750)	(10,158)
Up-front service concession payment	—	(5,000)
Other changes, net	515	1,510
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,376	7,929
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(46,674)	(38,314)
Contributions in aid of construction	(4,653)	(3,629)
Additions to real estate investments	(152)	(255)
Payments to retire utility plant, net of salvage	(461)	(271)
NET CASH USED IN INVESTING ACTIVITIES	(51,940)	(42,469)
FINANCING ACTIVITIES:
Borrowings on line of credit	28,637	47,424
Repayments on line of credit	(82,222)	(33,231)
Long-term borrowings	17,000	35,000
Repayments of long-term borrowings	(1,159)	(1,171)
Issuance of common stock, net of issuance costs	67,249	—
Dividends paid	(9,724)	(9,118)
Receipts of advances and contributions in aid of construction	4,687	6,416
Refunds of advances for construction	(583)	(557)
Other changes, net	(80)	106
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,805	44,869
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,241	10,329
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	9,269	17,944
CASH, CASH EQUIVALENTS AND RESTRICTED CASH , END OF PERIOD	14,510	28,273
LESS RESTRICTED CASH, END OF PERIOD	3,104	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,406	28,273

Cash paid during the period for:
Interest	$9,516	9,373
Income taxes	158	(50)
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	$(6,601)	(2,601)
Utility property installed by developers	202	3,076
Accrued additional common stock issuance costs	353	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(in thousands, except share and per share data)

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Group’s 2020 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
Recently Adopted Accounting Principles
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes”, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for SJW Group in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
Impacts of Coronavirus (“COVID-19”)
The outbreak of COVID-19 had significant impact on the global economy.  Financial impacts experienced by SJW Group due to the COVID-19 pandemic include higher uncollectible accounts receivables and increased costs from COVID-19 related prevention activities. The regulators in the states SJW Group operates have approved mechanisms to either record a regulatory asset or track in a memorandum account expenses and savings related to COVID-19. San Jose Water Company (“SJWC”) and SJWTX, Inc. doing business as Canyon Lake Water Company (“CLWSC”) have determined that future recovery of the account is probable and have recognized the related regulatory assets. Probability criteria has not yet been met for Connecticut Water Service, Inc. (“CTWS”). If a state regulator disagrees with the calculation of recorded account balances, we may be required to make adjustments that could adversely affect our results of operations. SJW Group continues to monitor COVID-19 developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary.
Revenue
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater, and lower in the winter months when cooler temperatures and increased precipitation curtail water usage resulting in lower sales.
The major streams of revenue for SJW Group are as follows:

	Three months ended March 31,
	2021	2020
Revenue from contracts with customers	$112,238	105,136
Alternative revenue programs, net	112	504
Other balancing and memorandum accounts revenue, net	1,091	8,744
Rental income	1,344	1,370
	$114,785	115,754
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

combination with CTWS, and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2021 and 2020, 8,579 and 17,573 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2021, and 2020, the amounts allocated to administrative and general expense were $493 and $1,098, respectively.
Real Estate Investments
The major components of real estate investments as of March 31, 2021, and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
Land	$14,168	14,168
Buildings and improvements	44,112	43,961
Subtotal	58,280	58,129
Less: accumulated depreciation and amortization	15,072	14,783
Total	$43,208	43,346
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. Substantially all of the real estate investments relate to assets that are currently subject to operating leases.

Note 2.Regulatory Rate Filings
California Regulatory Affairs
On March 17, 2020, the California Public Utilities Commission (“CPUC”) ordered its regulated water utilities to halt customer disconnection activities in connection with the COVID-19 pandemic. On April 2, 2020, California Governor Gavin Newsom issued Executive Order N-42-20 suspending customer disconnection activities until further notice. On April 16, 2020, the CPUC issued Resolution M-4842 directing utilities to implement emergency customer protections to assist customers such as waiving reconnection deposits, offering payment arrangements, and suspending disconnections for nonpayment. This resolution was effective for up to one year, or April 15, 2021, with the option to extend. On February 11, 2021, the CPUC approved Resolution M-4849 extending customer protections required in Resolution M-4842 through June 30, 2021. The resolution also requires water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. On April 1, 2021, SJWC filed Advice Letter 560 which includes such plan.
SJWC filed Advice Letter 556 on November 16, 2020, with the CPUC requesting authorization to increase its revenue requirement by 11,750 or 3.04% in 2021 for the final escalation year authorized in our 2018 General Rate Case Decision 18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 17, 2020, and new rates became effective January 1, 2021.
On January 4, 2021, SJWC filed General Rate Case Application No. 21-01-003 requesting authority for an increase of revenue of $51,585 or 13.35% in 2022, $16,932 or 3.88% in 2023, and $19,195 or 4.24% in 2024. The application also includes requests to recover $18,499 from balancing and memorandum accounts, authorization for a $435,000 capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and new rates, if approved, are expected to be effective in the first quarter of 2022.
On January 5, 2021, SJWC, along with three other California water utilities, filed a joint request for an additional one-year deferment on its Cost of Capital filing which would otherwise be due on May 1, 2021. Postponing the filing an additional year would have alleviated administrative processing costs on the utilities as well as the CPUC staff, and provided relief for both CPUC and utility resources already strained by numerous other proceedings and COVID-19. The request was conditioned on no changes being made as a result of the current Water Cost of Capital Mechanism in place during the one-year deferment. The request was denied on February 22, 2021. SJWC expects to file its Cost of Capital application on May 3, 2021, as required by the CPUC.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

Connecticut Regulatory Affairs
On October 28, 2020, The Connecticut Water Company (“Connecticut Water”) filed a Water Infrastructure Conservation Adjustment (“WICA”) application representing an additional 1.11% surcharge or approximately $956 increase in revenues, for a cumulative WICA surcharge of 6.94%. The Public Utilities Regulatory Authority of Connecticut (“PURA”) approved the requested increase with an April 1, 2021 effective date. Additionally, on February 1, 2021, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% increase of the WICA surcharge. On March 3, 2021, PURA approved the reconciliation, resulting in a net cumulative 7.03% surcharge for Connecticut Water which became effective on customers’ bills on April 1, 2021. As of March 31, 2021, WICA surcharges for Connecticut Water and its Avon Water division were 5.75% and 9.31%, respectively.  The Heritage Village Water (“HVWC”) division does not have an approved WICA surcharge.
On January 15, 2021, Connecticut Water filed an application with PURA to amend rates for its customers, including the divisions of Avon Water and HVWC. The filing requests an increase of $20,206 in annual revenues that includes more than $265,514 in completed infrastructure investments that are not currently in approved rates and surcharges. The filing proposes a new rate that would provide a 15% reduction in water bills for income-eligible customers, which would be the first low-income rate for a Connecticut water utility, if approved. The filing also includes a tiered block rate structure for residential water customers to promote water conservation. The proposed increase will be applied across the company but may differ by rate divisions, meter size and between customer rate categories. The application also reflects the costs of operating and maintaining the utility, including expenditures on power and treatment additives that have increased since the company’s last general rate case decision in 2010. PURA has 200 days from the filing date to review the application, and the approved rates will go into effect soon thereafter. Connecticut Water expects to receive a decision in the third quarter of 2021.
Long-term debt issuances for Connecticut Water require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time. On March 16, 2021, Connecticut Water filed for PURA approval for the issuance of up to $100,000 of long-term borrowings in 2021. Connecticut Water anticipates to use the proceeds to pay down line of credit borrowings and payoff maturing debt, as well as general working capital needs. Connecticut Water expects to receive a decision from PURA within 60 days of its filing.
Texas Regulatory Affairs
On January 29, 2021, CLWSC submitted its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area water systems’ 2020 purchased water costs. The WPC is the annual filing to change the monthly per thousand gallons charge for changes in purchased water costs since the last annual true-up report. The 2020 WPC true-up report resulted in a reduction of the WPC usage rate from $0.95 dollars to $0.7 dollars per thousand gallons which became effective on March 1, 2021. The Deer Creek Ranch water system has a separate WPC. A WPC filing for Deer Creek Ranch is required only when there is a change in purchased water costs. The WPC true-up report for this system was submitted December 1, 2020, which resulted in a decrease in the usage charge from $2.02 to $1.84 dollars per thousand gallons, and an increase in the monthly base charge of $0.51 dollars per residential account. The Deer Creek Ranch WPC rate changes became effective February 25, 2021.
A disaster declaration was declared on February 12, 2021 by the Public Utilities Commission of Texas (“PUCT”) because of severe winter weather. The PUCT issued orders under Docket No. 51812-6 which prohibited disconnections for non-payment, suspended the rules for late fees and interest, and allowed for estimated billing for the duration of the disaster declaration. On March 5, 2021, the PUCT reinstituted the utilities’ ability to resume charging late fees.
Maine Regulatory Affairs
On June 17, 2020, the Main Public Utilities Commission (“MPUC”) approved a general rate increase for Skowhegan Division customers allowing $198 in additional revenue.  Per the MPUC decision, the increase will be implemented in two steps: an initial 9.80% rate increase effective June 15, 2020, and a 3.51% rate increase effective July 1, 2021. The combined rate increase is 13.31%.
On November 23, 2020, The Maine Water Company (“Maine Water”) filed Water Infrastructure Surcharge (“WISC”) applications with the MPUC in five divisions requesting an increase between 1.1% and 5%, representing approximately $304 in additional revenues. The WISC applications were approved on December 15, 2020 and December 22, 2020 and the surcharges became effective January 1, 2021.
On March 10, 2021, Maine Water filed a general rate increase application for the Biddeford Saco Division seeking approximately $6,659, or 77.5%, in additional revenue. The application has proposed a multi-year rate plan that is designed to

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

ease the transition to higher water bills over the period from July 2021 to July, 2023 . The primary driver for the increase in rates is the support for a new drinking water treatment facility on the Saco River, a $60,000 project to replace the existing facility that is expected to be in service in the second quarter of 2022, and a decision on the requested revenue increase is expected in the second quarter of 2022, in alignment with the completion of the new water treatment facility.

Note 3.Regulatory Assets, Net
Regulatory assets, net are comprised of the following as of March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Regulatory assets:
Income tax temporary differences, net	$7,345	6,230
Postretirement pensions and other medical benefits	96,682	95,559
Business combinations debt premium, net	21,843	22,479
Balancing and memorandum accounts, net	28,137	25,463
Water Rate Adjustment (“WRA”)	174	323
Other, net	7,437	8,176
Total regulatory assets, net in Consolidated Balance Sheets	161,618	158,230
Less: current regulatory asset, net	226	1,748
Total regulatory assets, net, less current portion	$161,392	156,482
At March 31, 2021 and December 31, 2020, SJW Group’s regulatory assets, net not earning a return primarily included the postretirement pensions and other medical benefits unfunded amount, and business combinations debt premium, net. The total amount of regulatory assets, net not earning a return at March 31, 2021 and December 31, 2020, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $119,745 and $119,236, respectively.

Note 4.Balancing and Memorandum Accounts
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

	Three months ended March 31, 2021				Three months ended March 31, 2020
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
Monterey WRAM	$12,077	1,776	—	13,853	$7,015	1,970	(27)	8,958
2014-2017 WCMA	666	—	—	666	708	—	(43)	665
2012 General Rate Case true-up	752	—	1	753	752	—	—	752
Cost of capital memorandum account	(1,561)	—	—	(1,561)	(1,553)	(5)	—	(1,558)
Tax memorandum account	333	—	—	333	(6,643)	(3)	6,978	332
All others	(2,224)	(175)	—	(2,399)	(2,219)	(205)	(67)	(2,491)
Total revenue accounts	$10,043	1,601	1	11,645	$(1,940)	1,757	6,841	6,658
Cost-recovery accounts:
Water supply costs	8,123	787	—	8,910	4,328	767	(34)	5,061
Pension	3,478	366	—	3,844	2,449	415	22	2,886
Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”)	1,108	—	(81)	1,027	—	—	—	—
COVID-19 Catastrophic Event Memorandum Account (“CEMA”)	2,266	—	—	2,266	—	—	—	—
All others	445	—	—	445	446	1	(4)	443
Total cost-recovery accounts	$15,420	1,153	(81)	16,492	$7,223	1,183	(16)	8,390

Total	$25,463	2,754	(80)	28,137	$5,283	2,940	6,825	15,048
All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 5.Capitalization
On March 8, 2021, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, as the representative of the several underwriters named therein (the “Underwriters”), which provided for the issuance and sale by SJW Group to the Underwriters 1,030,000 shares of our common stock, par value $0.001 per share, in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $59.00 per share. SJW Group also granted the Underwriters an option to purchase up to 154,500 additional shares of common stock, which was exercised in full. The Offering closed on March 11, 2021 and the offering of option shares closed on March 16, 2021.
SJW Group received net proceeds of approximately $58,122 from the Offering and received additional net proceeds of approximately $8,774 from the sale of the option shares, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. SJW Group used the proceeds from the offerings to pay down a bank line of credit agreement, dated as of June 1, 2016, between SJWC and JPMorgan Chase Bank, N.A. and for general corporate purposes, which include, among other things, financing infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations and working capital.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

Note 6.Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value of stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2021, 187,170 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units and an additional 688,365 shares are available for award issuances under the Incentive Plan. In addition, shares are issued to employees under the company’s ESPP.
In connection with the merger with Connecticut Water Service, Inc. (“CTWS”) on October 9, 2019, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: CTWS 2014 Performance Stock Program, CTWS 2004 Performance Stock Program and CTWS 1994 Performance Stock Program (collectively, the “CTWS Plans”). As of March 31, 2021, approximately 55,761 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units under the CTWS Plans.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income and proceeds from the exercise of any restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2021, and 2020.

	Three months ended March 31,
	2021	2020
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$181	171
Restricted stock and deferred restricted stock	1,099	80
Total compensation costs charged to income	$1,280	251
ESPP proceeds	$1,026	970
Restricted Stock and Deferred Restricted Stock
For the three months ended March 31, 2021, and 2020, SJW Group granted under the Incentive Plan 33,701 and 28,367, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $64.22 and $65.89, respectively, per unit.
Performance-based and market-based restricted stock awards granted for the three months ended March 31, 2021, and 2020 were 29,459 and 24,581 target units, respectively, with a weighted-average grant date fair value of $66.35 and $73.85, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of March 31, 2021, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $7,203. This cost is expected to be recognized over a weighted-average period of 2.20 years.
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
March 31, 2021
(in thousands, except share and per share data)

SJW Group’s recorded expenses were $88 and $86 for the three months ended March 31, 2021 and 2020, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 30, 2021, for the ESPP is approximately $123. This cost is expected to be recognized during the second and third quarters of 2021.

Note 7.Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans, mortgages, and other obligations. Water Utility Services have received advance deposit payments from its customers on certain construction projects and the refunds of the advance deposit payments constitute an obligation of the respective subsidiaries.
On March 2, 2021, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $17,000 and a fixed interest rate of 3.89%, due March 1, 2041. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on March 18, 2021. As of March 31, 2021, Maine Water was in compliance with all financial, affirmative and negative covenants under this agreement.

Note 8.Benefit Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. San Jose Water Company (“SJWC”) and CTWS employees hired before March 31, 2008, and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees, hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Certain CTWS employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009, are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three months ended March 31, 2021, and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Service cost	$2,735	2,443
Interest cost	2,580	2,904
Expected return on assets	(4,752)	(4,120)
Unrecognized actuarial loss	1,780	758
Amortization of prior service cost	12	741
Total	$2,355	2,726

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

In 2021, SJW Group expects to make required and discretionary cash contributions of up to $9,043 to the pension plans and Social Welfare Plan. For the three months ended March 31, 2021, SJW Group has made no contributions to such plans.

Note 9.Income Taxes
For the three months ended March 31, 2021, income tax benefit was $896. Income tax expense for the three months ended March 31, 2020, was $438. The effective consolidated income tax rates were (52)% and 15% for the three months ended March 31, 2021, and 2020, respectively. The lower effective rates for the three months ended March 31, 2021, were primarily due to excess tax benefits relating to share-based payment awards, state tax credits and other discrete tax items.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties of approximately $6,511 and $6,468 as of March 31, 2021 and December 31, 2020, respectively. SJW Group does not expect its unrecognized tax benefits to change significantly within the next 12 months.
On March 11, 2021, the American Rescue Plan Act was signed into law. SJW Group is currently evaluating the impact this legislation may have on the consolidated financial results.

Note 10.Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2021, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2021, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three months ended March 31, 2021. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was approximately $1,486,355 and $1,570,727 as of March 31, 2021, and December 31, 2020, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,379,313 and $1,363,821 as of March 31, 2021, and December 31, 2020, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts by major categories as of March 31, 2021, and December 31, 2020:

	Fair Value Measurements at March 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$145	145	—	—
Mutual funds	2,034	2,034	—	—
Fixed income	830	830	—	—
Total	$3,009	3,009	—	—

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

	Fair Value Measurements at December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$83	83	—	—
Mutual funds	2,101	2,101	—	—
Fixed income	830	830	—	—
Total	$3,014	3,014	—	—

Note 11.Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) CLWSC, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) SJWNE LLC a holding company for CTWS and its subsidiaries, Connecticut Water, Maine Water, New England Water Utility Services, Inc. (“NEWUS”) and Chester Realty, Inc. In accordance with FASB ASC Topic 280 - “Segment Reporting,” SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff. The first segment is providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water, and NEWUS together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
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

	For Three Months Ended March 31, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$111,396	2,045	1,344	—	111,396	3,389	114,785
Operating expense	98,478	1,369	881	978	98,478	3,228	101,706
Operating income (loss)	12,918	676	463	(978)	12,918	161	13,079
Net income (loss)	5,699	722	323	(4,128)	5,699	(3,083)	2,616
Depreciation and amortization	22,817	109	289	223	22,817	621	23,438
Interest on long-term debt and other interest expense	8,171	—	—	5,268	8,171	5,268	13,439
(Benefit) provision for income taxes	(116)	182	109	(1,071)	(116)	(780)	(896)
Assets	$3,218,536	7,625	44,763	61,218	3,218,536	113,606	3,332,142

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2021
(in thousands, except share and per share data)

	For Three Months Ended March 31, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$111,367	3,017	1,370	—	111,367	4,387	115,754
Operating expense	96,017	1,361	831	2,118	96,017	4,310	100,327
Operating income (loss)	15,350	1,656	539	(2,118)	15,350	77	15,427
Net income (loss)	5,828	1,470	388	(5,269)	5,828	(3,411)	2,417
Depreciation and amortization	20,749	108	302	223	20,749	633	21,382
Interest on long-term debt and other interest expense	8,174	—	—	5,110	8,174	5,110	13,284
Provision (benefit) for income taxes	1,202	470	132	(1,366)	1,202	(764)	438
Assets	$3,054,474	9,170	46,436	64,218	3,054,474	119,824	3,174,298
____________________
(1)    The “All Other” category for the three months ended March 31, 2021 and March 31, 2020, includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.
(2)    As of March 31, 2021 and December 31, 2021, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 12.Subsequent Events
On April 23, 2021, SJWC paid off its existing $140,000 line of credit agreement which was set to mature on June 1, 2021, and entered into a new $140,000 credit agreement (“SJWC Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”). The SJWC Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $15,000. Proceeds of borrowings under the SJWC Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The new SJWC Credit Agreement has a maturity date of December 31, 2023. The SJWC Credit Agreement contains customary representations, warranties and events of default, as well as a restrictive covenants customary for facilities of this type. The SJWC Credit Agreement also includes certain financial covenants that requires the Company to maintain a maximum funded debt to capitalization ratio.
Also on April 23, 2021, SJW Group, as guarantor, and SJWTX paid off its existing $5,000 line of credit agreement which was set to mature on June 1, 2021, and entered into a new $5,000 credit agreement (“SJWTX Credit Agreement”) with the Lender. The SJWTX Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $1,000. The new SJWTX Credit Agreement has a maturity date of December 31, 2023.

Note 13.Legal Proceedings
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The principal business of SJWC consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. SJWC provides water service to customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, and Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. SJWC distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. SJWC also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements, and antenna site leases.
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
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS became a wholly-owned subsidiary of SJWNE LLC as part of the merger transaction between SJW Group and CTWS that was completed on October 9, 2019. CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 139,000 connections that serve a population of approximately 486,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). During the third quarter of 2020, Connecticut Water completed the merger of The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) with and into Connecticut Water, with Connecticut Water as the surviving entity. HVWC and Avon Water were previously wholly owned subsidiaries of CTWS prior to merger into Connecticut Water. The purpose of the merger was to streamline borrowings, regulatory filings and internal administrative tasks associated with maintaining and operating separate corporate entities. The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
CTWS also offers Linebacker, an optional service line protection program to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine. Linebacker covers the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home. For customers who enroll in this program, CTWS will repair or replace a leaking or broken water service line and related equipment. Additionally, NEWUS offers expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 20,000 connections that serve approximately 61,000 people. CLWSC’s service area comprises more than 247 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
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
SJW Land Company owned the following real properties during the three months ended March 31, 2021:

				% for Three months ended March 31, 2021 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	47%	44%
Commercial building	Knoxville, Tennessee	15	135,000	53%	56%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	103	N/A	N/A	N/A
As of March 31, 2021, Chester Realty, Inc. owns 23 acres of undeveloped land and a commercial building in the State of Connecticut.

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

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2020 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 1, 2021.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2020. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2020 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Policies:
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting policies for the three months ended March 31, 2021.

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
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2021, was $2,616, an increase of $199, or approximately 8%, from $2,417 for the same period in 2020. The change in net income for the three months ended March 31, 2021, was primarily due to a decrease in revenue of $969 or 1% from a decrease in customer usage and the impact of the February ice storm in the Texas service area, partially offset by an increase in cumulative water rates authorized by our California 2019 General Rate Case and a Water Infrastructure Surcharge authorized in Maine, and customer growth in Texas. In addition, depreciation increased due to assets placed in service in 2020 and a decrease in available low cost surface water due to dry weather conditions in our California service area. The lower revenue and increased expenses were offset by income tax expense as a result of lower pre-tax income and income tax benefits relating to share-based payments awards, state tax credits and other tax benefits.

Coronavirus (“COVID-19”) Update
The outbreak of COVID-19 has had significant impact on the global economy.  Financial impacts experienced by SJW Group due to the COVID-19 pandemic include higher uncollectible accounts receivables and increased costs from COVID-19 related prevention activities. The regulators in the states SJW Group operates have approved mechanisms to either record a regulatory asset or track in a memorandum account expenses and savings related to COVID-19. SJWC and CLWSC have determined that future recovery of the account is probable and have recognized the related regulatory assets. Probability criteria has not yet been met for CTWS. If a state regulator disagrees with the calculation of recorded account balances, we may be required to make adjustments that could adversely affect our results of operations. SJW Group continues to monitor COVID-19 developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2021	2020
Water Utility Services	$113,441	114,384
Real Estate Services	1,344	1,370
	$114,785	115,754
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2021 vs. 2020
	Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$(2,792)	(2)%
Increase in customers	446	—%
Rate increases	2,841	2%
Winter storm customer credits	(690)	(1)%
Balancing and memorandum accounts	(635)	—%
Other	(113)	—%
Real Estate Services	(26)	—%
	$(969)	(1)%
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2021	2020
Water Utility Services	$99,847	97,378
Real Estate Services	881	831
All Other	978	2,118
	$101,706	100,327

The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2021 vs. 2020
	Increase/(decrease)
Water production expenses:
Change in surface water use	$735	1%
Change in usage and new customers	(92)	—%
Purchased water and groundwater extraction charge and energy price change, net	(809)	(1)%
Balancing and memorandum accounts cost recovery	(19)	—%
Total water production expenses	(185)	—%
Administrative and general	(418)	(1)%
Balance and memorandum account cost recovery	49	—%
Maintenance	179	—%
Property taxes and other non-income taxes	52	—%
Depreciation and amortization	2,056	2%
Merger related expenses	(354)	—%
	$1,379	1%
Sources of Water Supply
SJWC’s water supply consists of imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051, groundwater from wells, surface water from watershed run-off and diversion, reclaimed and water. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting water supply cost. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase customer rates to offset the cost increase.
On April 1, 2021, Valley Water’s 10 reservoirs were at approximately 17% of total capacity with 9,037 million gallons of water in storage, which is 26% of the twenty-year average for this date. Valley Water’s largest reservoir, Anderson, remains drained in preparation for the 8-10 year Anderson Dam Seismic Retrofit Project. As reported by Valley Water, there was 5.79 inches of rainfall, or 46% of average to date, in San Jose during the current annual rainfall season that commenced on July 1, 2020. Rainfall at SJWC’s Lake Elsman was measured at 21.62 inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of April 1, 2021, Valley Water reported that allocations from the state and federal water project are approximately 5% and 55%, respectively, of amounts requested in 2021. Valley Water also reported that the managed groundwater recharge from January to March in the Santa Clara Plain was 96% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 18 feet lower than the five-year average. According to Valley Water, the projected total groundwater storage at the end of 2021 is expected to fall within the normal stage of the Valley Water’s Water Shortage Contingency Plan.
On April 1, 2021, SJWC’s Lake Elsman contained 324 million gallons of water, of which approximately 174 million gallons can be utilized for treatment in water production. This Lake Elsman volume represents 19% of the five-year average which reflects the low winter rainfall we experienced in our Santa Cruz mountains watershed. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from Valley Water. Production from the Montevina Surface Water Treatment Plant through the first quarter was 224 million gallons, which is 36% of the five-year average. SJWC will be temporarily taking the Montevina Surface Water Treatment Plant offline in 2021 until hydrologic conditions in the watershed improve. During the first quarter, there was no water production at SJWC’s smaller Saratoga Water Treatment Plant. The Saratoga Water Treatment Plant was unable to be placed into service during the first quarter due to lack of run-off from Saratoga Creek and remains offline. SJWC believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2021.
Connecticut Water utility services’ infrastructure consists of 65 noncontiguous water systems in the State of Connecticut. These systems, in total, consist of approximately 1,800 miles of water main and reservoir storage capacity of 2.4 billion gallons.  The dependable yield from our 235 active wells and 18 surface water supplies is approximately 65 million gallons per day.  Water sources vary among the individual systems, but overall approximately 72% of the total dependable yield comes from wells and 28% from surface water supplies.

CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. CLWSC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2053 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. CLWSC has recently updated its Drought Management Plan to better account for both climatic conditions within its service area and increased demand due to new developments. The updated Drought Management Plans has been approved by the Texas Commission for Environmental Quality. CLWSC believes that by following the Drought Management Plan water supply sources will be sufficient to meet customer demand through the remainder of 2021.
Maine Water’s infrastructure consists of 12 noncontiguous water systems in the State of Maine.  These systems, in total, consist of approximately 600 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The dependable yield from our 14 active wells and 7 surface water supplies is approximately 120 million gallons per day.  Water sources vary among the individual systems, but overall approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2021	2020
Purchased water	3,646	3,635	11	—%
Groundwater	4,603	4,345	258	3%
Surface water	1,833	2,051	(218)	(2)%
Reclaimed water	85	86	(1)	—%
	10,167	10,117	50	1%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for March 31, 2021, and 2020 approximated 7.2% and 8.0%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for March 31, 2021 was approximately 16.2% as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment (“WICA”) and Water Infrastructure Surcharge (“WISC”) main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses for the three months ended March 31, 2021, compared to the same period in 2020, was primarily attributable to changes in average per unit costs for purchased water, groundwater extraction and energy charges, offset by a decrease in available surface water for SJWC. Valley Water did not increase the unit price of purchased water and groundwater extraction fees for their fiscal year beginning July 1, 2020.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $1,564 for the three months ended March 31, 2021, compared to the same period in 2020. The increase was primarily attributable to an increase of $2,056 in depreciation and amortization expense due to increases in utility plant, partially offset by a decrease in administrative and general expenses.
Other (Expense) Income
For the three months ended March 31, 2021, compared to the same period in 2020, the change in other (expense) income was primarily due to a decrease in pension non-service cost, and an increase in income generated from the return on retirement plan assets and contracted services.
Provision for Income Taxes
For the three months ended March 31, 2021, compared to the same period in 2020, income tax expense decreased $1,334. The decrease in income tax expense was primarily due to lower pre-tax income, state tax credits and other income tax benefits. The effective consolidated income tax rates were (52)% and 15% for the three months ended March 31, 2021, and 2020, respectively. The lower effective rate for the three months ended March 31, 2021, was primarily due to excess tax benefits relating to share-based payment awards, state tax credits and other discrete tax items.
On March 11, 2021, the American Rescue Plan Act was signed into law. SJW Group is currently evaluating the impact this legislation may have on the consolidated financial results.
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
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of regulatory activities that have occurred during the quarter.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2021, SJW Group generated cash flows from operations of approximately $33,400, compared to $7,900 for the same period in 2020. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $25,400. This increase was the result of a combination of the following factors: (1) increase in net changes in the balancing and memorandum accounts of $8,400, (2) payments of amounts previously invoiced and accrued including accrued productions costs, increased by $8,300, (3) an up-front payment of $5,000 in the prior year for renewal of the Cupertino service concession agreement that did not recur in the current year, (4) an increase in collections from accounts receivable and accrued unbilled utility revenue of $2,200, and (5) general working capital and net income, adjusted for non-cash items increased $1,500.
As of March 31, 2021, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, unchanged from March 31, 2020. In 2020, the regulated utilities commissions of the respective states we operate initiated executive orders suspending water service disconnections due to non-payment from customers in light of the then current stay-at-home orders, quarantines and similar governmental restrictions in response to the global COVID-19 pandemic. Some of the orders have been lifted and the anticipation is that the remaining orders will be lifted in 2021. Once lifted, management believes that the collection rate for its accounts receivables will increase back up to pre-pandemic levels. The financial impact of current past due accounts are being tracked for recovery through the rate-making process. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the three months ended March 31, 2021, SJW Group used cash flows in investing activities of approximately $51,900, compared to $42,500 for the same period in 2020. SJW Group used approximately: (1) $46,700 of cash for company-funded capital expenditures, (2) $4,700 for developer-funded capital expenditures, and (3) $500 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2021, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $238,800. As of March 31, 2021, approximately $46,700 or 20% of the $238,800 has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expect to incur approximately $1,400,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021, decreased by approximately $21,100 from the same period in the prior year, primarily as a result of (1) a decrease in net borrowings and repayments on our lines of credit of $67,700, (2) a decrease in net proceeds from new long-term debt of $18,000, (3) $1,800 decrease in net cash receipts from advances and contributions in aid of construction, offset by (3) an increase in net proceeds from our recent common stock equity offering of $67,200.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
Long-term Financing Agreements
SJW Group’s 2011 unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group’s 2019 and 2020 unsecured senior note agreements have terms and conditions that restrict SJW Group from issuing additional funded debt if the funded consolidated debt would exceed 70% of total capitalization. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2021.
SJWC’s financing activity is designed to achieve a capital structure consistent with our CPUC authorized structure of approximately 47% debt and 53% equity. As of March 31, 2021, SJWC’s funded debt and equity were approximately 46% and 54%, respectively.
Funding for SJWC’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, and the issuance of equity, all of which will be consistent with regulator guidelines.
SJWC’s unsecured senior note agreements generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2021.
SJWC’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2021, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank, and under the master loan agreement CTWS is required to comply with certain financial ratio and customary affirmative and negative covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of March 31, 2021, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank, and under its master loan agreement Connecticut Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS’s master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of March 31, 2021, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has tax-exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of March 31, 2021, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water’s unsecured senior notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreements also require Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of March 31, 2021, Connecticut Water was in compliance with all financial ratio and customary affirmative and negative covenants under this agreement.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2021, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Maine Water has First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65% and an interest coverage ratio of no less than 3 to 1, required compliance with other various financial covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of March 31, 2021, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
Maine Water has outstanding term loans with a commercial bank and under its master loan agreement, Maine Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of March 31, 2021, Maine Water was in compliance with all covenants under its master loan agreement.
On March 2, 2021, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $17,000 and a fixed interest rate of 3.89%, due March 1, 2041. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on March 18, 2021. As of March 31, 2021, Maine Water was in compliance with all financial, affirmative and negative covenants under this agreement.
Short-term Financing Agreements
As of March 31, 2021, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $260,000, of which $5,000 was available to SJWTX, Inc. under a single line of credit, $140,000 was available to SJWC under a single line of credit, and $40,000 and $75,000 under a third and fourth, respectively, lines of credit was available to CTWS. At March 31, 2021, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $138,491. The lines of credit bear interest at variable rates. On April 23, 2021, the $140,000 line of credit of SJWC, which was set to mature and expire on June 1, 2021, was paid-off and replaced by a new $140,000 line of credit that will expire on December 31, 2023. On April 23, 2021, the $5,000 line of credit of SJWTX, Inc., which was set to mature and expired on June 1, 2021, was paid off and replaced by a new $5,000 line of credit that will expire on December 31, 2023. The $40,000 and $75,000 lines of credit for CTWS expire May 15, 2025 and December 14, 2023, respectively. During 2020, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 1.42%. All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain financial covenants that require the borrower to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio. As of March 31, 2021, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
Equity Financing Agreement
On March 8, 2021, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, as the representative of the several underwriters named therein (the “Underwriters”), which provided for the issuance and sale by SJW Group to the Underwriters of 1,030,000 shares of our common stock, par value $0.001 per share, in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $59.00 per share. SJW Group also granted the Underwriters an option to purchase up to 154,500 additional shares of our common stock, which was exercised in full. The Offering closed on March 10, 2021 and the offering of option shares closed on March 16, 2021.

SJW Group received net proceeds of approximately $58,122 from the Offering and received additional net proceeds of approximately $8,774 from the sale of the option shares, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. SJW Group used the proceeds from the offerings to pay down a bank line of credit agreement, dated as of June 1, 2016, between SJWC and JPMorgan Chase Bank, N.A. and for general corporate purposes, which include, among other things, financing infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations and working capital.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2021 activities, we expect to have access to the external funding sources necessary to implement our on-going capital investment programs in the future. On October 16, 2019, Standard & Poor’s Ratings Service initiated coverage on SJW Group assigning a company rating of A-, with a stable outlook and affirming its company rating at SJWC of A, with a stable outlook.  In addition, on October 14, 2019, S&P affirmed its ratings of CTWS and Connecticut Water of A- with a stable outlook.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2020 and our other public filings, which could materially affect our business, financial condition or future results. There has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2020.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On April 28, 2021, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.34 per share of common stock. The dividend will be paid on June 1, 2021, to stockholders of record as of the close of business on May 10, 2021.
Information Web Sites
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com and www.ctwater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

1.1	Underwriting Agreement, dated as of March 8, 2021. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on March 9, 2021.

10.1	Third Amendment to the SJW Group Long-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2020.

10.2	First Amendment to the Executive Officer Short-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2020.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	April 30, 2021	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)