Form 10-Q
period 2021-06-30
SJW GROUP
filed 2021-07-30
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
As of July 23, 2021, there were 29,804,927 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE	$152,241	147,209	$267,026	262,963
OPERATING EXPENSE:
Production Expenses:
Purchased water	27,668	25,889	43,313	41,823
Power	3,391	3,426	6,394	6,151
Groundwater extraction charges	20,138	18,583	35,683	33,611
Other production expenses	9,831	10,280	19,233	20,373
Total production expenses	61,028	58,178	104,623	101,958
Administrative and general	21,326	17,772	42,219	39,388
Maintenance	6,587	5,334	12,852	11,420
Property taxes and other non-income taxes	7,149	7,102	14,664	14,565
Depreciation and amortization	23,512	22,753	46,950	44,135
Total operating expense	119,602	111,139	221,308	211,466
OPERATING INCOME	32,639	36,070	45,718	51,497
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(13,681)	(13,180)	(27,120)	(26,464)
Pension non-service cost	339	(7)	665	(52)
Gain on sale of Texas Water Alliance	3,000	—	3,000	—
Other, net	1,784	1,048	3,538	1,805
Income before income taxes	24,081	23,931	25,801	26,786
Provision for income taxes	3,306	4,210	2,410	4,648
NET INCOME	20,775	19,721	23,391	22,138
Other comprehensive income (loss), net	107	10	145	(125)
COMPREHENSIVE INCOME	$20,882	19,731	$23,536	22,013
EARNINGS PER SHARE
Basic	$0.70	0.69	$0.80	0.78
Diluted	$0.69	0.69	$0.79	0.77
DIVIDENDS PER SHARE	$0.34	0.32	$0.68	0.64
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	29,799,499	28,507,940	29,333,776	28,498,649
Diluted	29,924,191	28,683,208	29,459,782	28,678,715

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Utility plant:
Land	$38,352	36,845
Depreciable plant and equipment	3,269,984	3,198,060
Construction in progress	145,039	109,976
Intangible assets	35,357	35,167
	3,488,732	3,380,048
Less accumulated depreciation and amortization	1,092,337	1,045,136
	2,396,395	2,334,912
Real estate investments	58,389	58,129
Less accumulated depreciation and amortization	15,363	14,783
	43,026	43,346
CURRENT ASSETS:
Cash and cash equivalents:
Cash	25,442	5,269
Restricted cash	2,659	4,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $3,866 and $3,891 on June 30, 2021 and December 31, 2020, respectively	50,825	46,832
Income tax	—	7,041
Other	4,054	4,269
Accrued unbilled utility revenue	48,984	44,950
Prepaid expenses	8,471	8,097
Current regulatory assets, net	1,075	1,748
Other current assets	5,348	5,125
	146,858	127,331
OTHER ASSETS:
Net regulatory assets, less current portion	172,312	156,482
Investments	15,163	14,367
Goodwill	628,144	628,144
Other	7,624	6,883
	823,243	805,876
	$3,409,522	3,311,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 29,804,927 on June 30, 2021 and 28,556,605 on December 31, 2020	$30	29
Additional paid-in capital	579,057	510,158
Retained earnings	411,511	408,037
Accumulated other comprehensive income	(919)	(1,064)
Total stockholders’ equity	989,679	917,160
Long-term debt, less current portion	1,372,126	1,287,580
	2,361,805	2,204,740
CURRENT LIABILITIES:
Line of credit	138,541	175,094
Current portion of long-term debt	26,270	76,241
Accrued groundwater extraction charges, purchased water and power	26,290	19,184
Accounts payable	39,546	34,200
Accrued interest	13,035	12,861
Accrued payroll	13,895	14,012
Income tax payable	246	—
Other current liabilities	16,608	19,203
	274,431	350,795
DEFERRED INCOME TAXES	191,376	191,415
ADVANCES FOR CONSTRUCTION	128,855	125,027
CONTRIBUTIONS IN AID OF CONSTRUCTION	302,503	296,105
POSTRETIREMENT BENEFIT PLANS	125,594	121,597
REGULATORY LIABILITIES	—	—
OTHER NONCURRENT LIABILITIES	24,958	21,786
COMMITMENTS AND CONTINGENCIES (See Note 12)
	$3,409,522	3,311,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2020	28,556,605	$29	$510,158	$408,037	$(1,064)	$917,160
Net income	—	—	—	2,616	—	2,616
Unrealized gain on investment, net of tax of $14	—	—	—	—	38	38
Share-based compensation	—	—	1,280	(32)	—	1,248
Issuance of restricted and deferred stock units	30,547	—	(964)	—	—	(964)
Employee stock purchase plan	18,235	—	1,026	—	—	1,026
Common stock issuance, net of costs	1,184,500	1	66,895	—	—	66,896
Dividends paid ($0.34 per share)	—	—	—	(9,724)	—	(9,724)
BALANCES, March 31, 2021	29,789,887	30	578,395	400,897	(1,026)	978,296
Net income	—	—	—	20,775	—	20,775
Unrealized gain on investment, net of tax of $39	—	—	—	—	107	107
Share-based compensation	—	—	791	(28)	—	763
Issuance of restricted and deferred stock units	15,040	—	(9)	—	—	(9)
Common stock issuance, net of costs	—	—	(120)	—	—	(120)
Dividends paid ($0.34 per share)	—	—	—	(10,133)	—	(10,133)
BALANCES, June 30, 2021	29,804,927	$30	$579,057	$411,511	$(919)	$989,679

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2019	28,456,508	$28	$506,639	$383,191	$126	$889,984
Net income	—	—	—	2,417	—	2,417
Unrealized loss on investment, net of tax of $(50)	—	—	—	—	(135)	(135)
Share-based compensation	—	—	251	(43)	—	208
Issuance of restricted and deferred stock units	25,781	—	(785)	—	—	(785)
Employee stock purchase plan	15,552	—	970	—	—	970
Dividends paid ($0.32 per share)	—	—	—	(9,118)	—	(9,118)
BALANCES, March 31, 2020	28,497,841	28	507,075	376,447	(9)	883,541
Net income	—	—	—	19,721	—	19,721
Unrealized gain on investment, net of tax of $4	—	—	—	—	10	10
Share-based compensation	—	—	1,009	(43)	—	966
Issuance of restricted and deferred stock units	18,864	1	14	—	—	15
Dividends paid ($0.32 per share)	—	—	—	(9,122)	—	(9,122)
BALANCES, June 30, 2020	28,516,705	$29	$508,098	$387,003	$1	$895,131

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$23,391	22,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,406	45,608
Deferred income taxes	903	(977)
Stock-based compensation	2,071	1,260
Allowance for equity funds used during construction	(916)	—
Gain on sale of Texas Water Alliance	(3,000)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(7,812)	(23,081)
Accounts payable and other current liabilities	553	(9,012)
Accrued groundwater extraction charges, purchased water and power	7,106	9,403
Tax receivable and payable, and other accrued taxes	2,647	5,734
Postretirement benefits	1,955	4,295
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits.	(8,231)	(13,903)
Up-front service concession payment	—	(5,000)
Other changes, net	23	(4,125)
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,096	32,340
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(100,057)	(74,081)
Contributions in aid of construction	(7,357)	(5,044)
Additions to real estate investments	(230)	(324)
Payments to retire utility plant, net of salvage	(909)	(1,649)
Proceeds from sale of Texas Water Alliance	3,000	—
Payment for asset acquisition	(1,452)	—
NET CASH USED IN INVESTING ACTIVITIES	(107,005)	(81,098)
FINANCING ACTIVITIES:
Borrowings on line of credit	45,669	89,196
Repayments on line of credit	(82,222)	(59,734)
Long-term borrowings	87,000	35,000
Repayments of long-term borrowings	(51,617)	(1,706)
Issuance of common stock, net of issuance costs	66,775	—
Debt issuance costs	(296)	(214)
Dividends paid	(19,857)	(18,240)
Receipts of advances and contributions in aid of construction	14,673	11,064
Refunds of advances for construction	(1,363)	(1,326)
Other changes, net	(21)	91
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,741	54,131
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,832	5,373
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	9,269	17,944
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	28,101	23,317
LESS RESTRICTED CASH, END OF PERIOD	2,659	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,442	23,317
Cash paid during the period for:
Interest	$29,266	30,030
Income taxes	1,020	5
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$29,123	18,006
Change in accrued payables for construction costs capitalized	3,391	(4,166)
Utility property installed by developers	1,230	3,154
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(in thousands, except share and per share data)

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The Notes to Consolidated Financial Statements in SJW Group’s 2020 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
Recently Adopted Accounting Principles
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes”, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for SJW Group in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
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
The major streams of revenue for SJW Group are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue from contracts with customers	$147,204	142,163	$259,442	247,299
Alternative revenue programs, net	2,656	3,049	2,768	3,553
Other balancing and memorandum accounts, net	1,477	1,629	2,998	10,211
Other regulatory mechanisms, net	(416)	(1,076)	(846)	(914)
Rental income	1,320	1,444	2,664	2,814
	$152,241	147,209	$267,026	262,963
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with Connecticut Water Service, Inc. (“CTWS”), and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2021 and 2020, 4,304 and 9,397 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2021 and 2020, 12,883 and 19,191 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2021 and 2020, the amounts allocated to administrative and general expense were $120 and $370, respectively. For the six months

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

ended June 30, 2021, and 2020, the amounts allocated to administrative and general expense were $1,456 and $1,469, respectively.
Real Estate Investments
The major components of real estate investments as of June 30, 2021, and December 31, 2020, are as follows:

	June 30, 2021	December 31, 2020
Land	$14,198	14,168
Buildings and improvements	44,191	43,961
Subtotal	58,389	58,129
Less: accumulated depreciation and amortization	15,363	14,783
Total	$43,026	43,346
A former wholly owned subsidiary of SJW Group, Texas Water Alliance Limited was sold to Guadalupe-Blanco River Authority (“GBRA”) in 2017. The sales agreement with GBRA included a holdback amount of $3,000 to be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. SJW Group received the holdback amount without reduction from the GBRA on June 29, 2021 and recognized a pre-tax gain on sale of $3,000.

Note 2.Regulatory Rate Filings
California Regulatory Affairs
On March 17, 2020, the California Public Utilities Commission (“CPUC”) ordered its regulated water utilities to halt customer disconnection activities in connection with the COVID-19 pandemic. On April 2, 2020, California Governor Gavin Newsom issued Executive Order N-42-20 suspending customer disconnection activities until further notice. On April 16, 2020, the CPUC issued Resolution M-4842 directing utilities to implement emergency customer protections to assist customers such as waiving reconnection deposits, offering payment arrangements, and suspending disconnections for nonpayment. This resolution was effective for up to one year, or April 15, 2021, with the option to extend. On February 11, 2021, the CPUC approved Resolution M-4849 extending customer protections required in Resolution M-4842 through June 30, 2021. The resolution also requires water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. On April 1, 2021, San Jose Water Company (“SJWC”) filed Advice Letter 560 which includes such plan and the filing was approved on June 16, 2021. On June 11, 2021, Governor Newsom issued Executive Order N-08-21 which ends the suspension on customer disconnection activities on September 30, 2021. On June 16, 2021, the CPUC directed its regulated water utilities to extend the suspension on customer disconnection activities through September 30, 2021, in response to the Governor’s order. On June 23, 2021, SJWC filed Advice Letter 565 to extend Resolution M-4849’s emergency customer protections through September 30, 2021. This advice was approved on July 1, 2021.
SJWC filed Advice Letter 556 on November 16, 2020, with the CPUC requesting authorization to increase its revenue requirement by 11,750 or 3.04% in 2021 for the final escalation year authorized in our 2018 General Rate Case Decision 18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 17, 2020, and new rates became effective January 1, 2021.
On January 4, 2021, SJWC filed General Rate Case Application No. 21-01-003 requesting authority for an increase of revenue of $51,585 or 13.35% in 2022, $16,932 or 3.88% in 2023, and $19,195 or 4.24% in 2024. The application also includes requests to recover $18,499 from balancing and memorandum accounts, authorization for a $435,000 capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and new rates, if approved, are expected to be effective in the second quarter of 2022.
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6,418 or 1.61% in 2022. The application also proposes a rate of return of 8.11% from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30% from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. If approved, rates are expected to be effective on January 1, 2022.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

On May 27, 2021, SJWC filed Advice Letter No. 561/561A with the CPUC requesting authorization to increase revenue by $17,262 or 4.34% to recover the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges implemented by Santa Clara Valley Water District (“Valley Water”) and South Bay Water Recycling effective July 1, 2021. This advice letter was approved with an effective date of July 1, 2021.
On June 9, 2021, Valley Water declared a water shortage emergency and asked its retailers to reduce consumption by 15% based on 2019’s volume. On June 18, 2021, SJWC filed Advice Letter 563 with the CPUC to activate Stage 3 of its Rule 14.1, Water Shortage Contingency Plan, in response to Valley Water’s declaration of drought emergency and call for 15% mandatory conservation. Advice Letter 564 was also filed on June 9, 2021, to establish a Water Conservation Memorandum Account to track the revenue impact of authorized vs actual water consumption and the incremental expenses required to implement our mandatory water conservation plan. Similar memorandum accounts were authorized during the previous drought. On July 20, 2021, Advice Letter 564 was approved. Advice Letter 563 is pending with the CPUC.
Connecticut Regulatory Affairs
On October 28, 2020, The Connecticut Water Company (“Connecticut Water”) filed a Water Infrastructure Conservation Adjustment (“WICA”) application representing an additional 1.11% surcharge or approximately $956 increase in revenues, for a cumulative WICA surcharge of 6.94%. The Public Utilities Regulatory Authority of Connecticut (“PURA”) approved the requested increase with an April 1, 2021 effective date. Additionally, on February 1, 2021, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% increase of the WICA surcharge. On March 3, 2021, PURA approved the reconciliation, resulting in a net cumulative 7.03% surcharge for Connecticut Water which became effective on customers’ bills on April 1, 2021. As of June 30, 2021, WICA surcharges for Connecticut Water and its Avon Water division were 7.03% and 8.51%, respectively.  The Heritage Village Water division does not have an approved WICA surcharge.
On January 15, 2021, Connecticut Water filed an application with PURA to amend rates for its customers, including the divisions of Avon and Heritage Village. The filing requests an increase of $20,206 in annual revenues that includes more than $265,514 in completed infrastructure investments that are not currently in approved rates and surcharges. The filing proposes a new rate that would provide a 15% reduction in water bills for income-eligible customers, which would be the first low-income rate for a Connecticut water utility, if approved. The filing also includes a tiered block rate structure for residential water customers to promote water conservation. The proposed increase will be applied across the company but may differ by rate divisions, meter size and between customer rate categories. The application also reflects the costs of operating and maintaining the utility, including expenditures on power and treatment additives that have increased since the company’s last general rate case decision in 2010. PURA has 200 days from the filing date to review the application, and the approved rates will go into effect soon thereafter. On July 28, 2021, Connecticut Water received the final decision approving an increase of $5,208 in annual revenues, a return on equity of 9.0%, with new rates effective July 28, 2021. The final decision also approved the low-income rate, tiered block rate structure for residential water customers and the cost of debt and equity percentage as requested. The final decision did not include all of the requested proforma plant in service due to the timing of its completion. However, no plant was disallowed. Connecticut Water will seek recovery for the projects in the future, including a portion of plant which is eligible for recovery through WICA. In addition, the final decision reset WICA, which was approaching its statutory cap to zero.
Long-term debt issuances for Connecticut Water require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time. On March 16, 2021, Connecticut Water filed for PURA approval for the issuance of up to $100,000 of long-term borrowings in 2021. Connecticut Water anticipates to use the proceeds to pay down line of credit borrowings and payoff maturing debt, as well as general working capital needs. Connecticut Water received approval of the financings from PURA on June 9, 2021.
Texas Regulatory Affairs
On January 29, 2021, SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”) submitted its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area water systems’ 2020 purchased water costs. The WPC is the annual filing to change the monthly per thousand gallons charge for changes in purchased water costs since the last annual true-up report. The 2020 WPC true-up report resulted in a reduction of the WPC usage rate from $0.95 dollars to $0.7 dollars per thousand gallons which became effective on March 1, 2021. The Deer Creek Ranch water system has a separate WPC. A WPC filing for Deer Creek Ranch is required only when there is a change in purchased water costs. The WPC true-up report for this system was submitted December 1, 2020, which resulted in a decrease in the usage charge from $2.02 to $1.84

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

dollars per thousand gallons, and an increase in the monthly base charge of $0.51 dollars per residential account. The Deer Creek Ranch WPC rate changes became effective February 25, 2021.
A disaster declaration was declared on February 12, 2021 by the Public Utilities Commission of Texas (“PUCT”) because of severe winter weather. The PUCT issued orders under Docket No. 51812-6 which prohibited disconnections for non-payment, suspended the rules for late fees and interest, and allowed for estimated billing for the duration of the disaster declaration. On March 5, 2021, the PUCT reinstituted the utilities’ ability to resume charging late fees, and on June 15, 2021, removed the prohibition on disconnections for non-payment.
On June 28, 2021, CLWSC announced that it reached an agreement to acquire the Kendall West and Bandera East utilities in Bandera and Medina counties in Texas and that change in ownership applications had been filed with the PUCT. The acquisition, pending approval by the PUCT, would grow CLWSC by 1,400 service connections that serve an estimated 4,000 county residences. A decision by the PUCT is expected in the fourth quarter of 2021.
Maine Regulatory Affairs
On June 17, 2020, the Maine Public Utilities Commission (“MPUC”) approved a general rate increase for Skowhegan Division customers allowing $198 in additional revenue.  Per the MPUC decision, the increase will be implemented in two steps: an initial 9.80% rate increase effective June 15, 2020, and a 3.51% rate increase effective July 1, 2021. The combined rate increase is 13.31%.
On November 23, 2020, The Maine Water Company (“Maine Water”) filed Water Infrastructure Surcharge (“WISC”) applications with the MPUC in five divisions requesting an increase between 1.1% and 5%, representing approximately $304 in additional revenues. The WISC applications were approved on December 15, 2020, and December 22, 2020 and the surcharges became effective January 1, 2021.
On March 10, 2021, Maine Water filed a general rate increase application for the Biddeford Saco Division seeking approximately $6,659, or 77.5%, in additional revenue. The application has proposed a multi-year rate plan that is designed to ease the transition to higher water bills over the period from July 2021 to July 2023. The primary driver for the increase in rates is the support for a new drinking water treatment facility on the Saco River, a $60,000 project to replace the existing facility that is expected to be in service in the second quarter of 2022. On June 23, 2021, the MPUC approved the first step in the plan adopting the proposed rate smoothing mechanism and implementing a temporary 22.65% surcharge on all customer bills. The surcharge will be in effect for one year while the MPUC reviews and acts on the requested increase in base rates. A decision on the requested revenue increase is expected in the second quarter of 2022, in alignment with the completion of the new water treatment facility.

Note 3.Regulatory Assets, Net
Regulatory assets, net are comprised of the following as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Regulatory assets:
Income tax temporary differences, net	$11,880	6,230
Postretirement pensions and other medical benefits	98,009	95,559
Business combinations debt premium, net	21,208	22,479
Balancing and memorandum accounts, net	31,317	25,463
Water Rate Adjustment	3,033	323
Other, net	7,940	8,176
Total regulatory assets, net in Condensed Consolidated Balance Sheets	173,387	158,230
Less: current regulatory assets, net	1,075	1,748
Total regulatory assets, net, less current portion	$172,312	156,482

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

At June 30, 2021 and December 31, 2020, SJW Group’s regulatory assets, net not earning a return primarily included the postretirement pensions and other medical benefits unfunded amount, and the business combinations debt premium, net. The total amount of regulatory assets, net not earning a return at June 30, 2021, and December 31, 2020, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $120,482 and $119,236, respectively.

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
Balancing and memorandum accounts recorded to regulatory assets, net for the three and six months ended June 30, 2021 and 2020 as follows:

	Three months ended June 30, 2021				Three months ended June 30, 2020
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
Monterey WRAM	$13,853	1,424	1	15,278	$8,958	1,591	—	10,549
Cost of capital memorandum account	(1,561)	(1)	—	(1,562)	(1,558)	(2)	—	(1,560)
Tax memorandum account	333	—	—	333	332	—	—	332
All others	(980)	147	4	(829)	(1,074)	40	—	(1,034)
Total revenue accounts	$11,645	1,570	5	13,220	$6,658	1,629	—	8,287
Cost-recovery accounts:
Water supply costs	8,910	984	1	9,895	5,061	838	—	5,899
Pension	3,844	366	—	4,210	2,886	99	—	2,985
Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”)	1,027	—	(99)	928	—	—	—	—
COVID-19 Catastrophic Event Memorandum Account (“CEMA”)	2,266	352	—	2,618	—	—	—	—
All others	445	1	—	446	443	1	—	444
Total cost-recovery accounts	$16,492	1,703	(98)	18,097	$8,390	938	—	9,328

Total	$28,137	3,273	(93)	31,317	$15,048	2,567	—	17,615

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

	Six months ended June 30, 2021				Six months ended June 30, 2020
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
Monterey WRAM	$12,077	3,200	1	15,278	$7,015	3,561	(27)	10,549
Cost of capital memorandum account	(1,561)	(1)	—	(1,562)	(1,553)	(7)	—	(1,560)
Tax memorandum account	333	—	—	333	(6,643)	(3)	6,978	332
All others	(806)	(28)	5	(829)	(759)	(165)	(110)	(1,034)
Total revenue accounts	$10,043	3,171	6	13,220	$(1,940)	3,386	6,841	8,287
Cost-recovery accounts:
Water supply costs	8,123	1,771	1	9,895	4,328	1,605	(34)	5,899
Pension	3,478	732	—	4,210	2,449	514	22	2,985
PRVMA	1,108	—	(180)	928	—	—	—	—
CEMA	2,266	352	—	2,618	—	—	—	—
All others	445	1	—	446	446	2	(4)	444
Total cost-recovery accounts	$15,420	2,856	(179)	18,097	$7,223	2,121	(16)	9,328

Total	$25,463	6,027	(173)	31,317	$5,283	5,507	6,825	17,615
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
SJW Group received net proceeds of approximately $66,775 from the Offering and the sale of option shares, after deducting the underwriting discounts and commissions and offering expenses. SJW Group used the proceeds from the offerings to pay down a bank line of credit agreement, dated as of June 1, 2016, between SJWC and JPMorgan Chase Bank, N.A. and for general corporate purposes, which included, among other things, financing infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations and working capital.

Note 6.Equity Plans
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. As of June 30, 2021, 174,489 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 685,578 shares are available for award issuances under the Incentive Plan.
In connection with the merger with CTWS on October 9, 2019, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: the CTWS 2014 Performance Stock Program, the CTWS 2004 Performance Stock Program and the CTWS 1994 Performance Stock Program (collectively, the “CTWS Plans”). As of June 30, 2021, approximately 56,056 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units under the CTWS Plans.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

A summary of compensation costs charged to income and proceeds from the exercise of any restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2021, and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$181	171
Restricted stock and deferred restricted stock	791	1,009	1,890	1,089
Total compensation costs charged to income	$791	1,009	$2,071	1,260
ESPP proceeds	$—	—	$1,026	970
Restricted Stock and Deferred Restricted Stock
For the three months ended June 30, 2021, and 2020, SJW Group granted under the Incentive Plan 11,732 and 14,346, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $65.43 and $60.17, respectively, per unit. For the six months ended June 30, 2021, and 2020, SJW Group granted under the Incentive Plan 45,433 and 42,713, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $64.53 and $63.97, respectively, per unit.
For the three months ended June 30, 2021, and 2020, SJW Group granted under the Incentive Plan 1,182 and 138 target units, respectively, performance-based and market-based restricted stock awards with a weighted-average grant date fair value of $65.70 and $66.99, respectively, per unit. For the six months ended June 30, 2021, and 2020, SJW Group granted under the Incentive Plan 30,641 and 24,719 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value of $66.33 and $72.01, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of June 30, 2021, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $6,528. This cost is expected to be recognized over a weighted-average period of 1.91 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses were $86 and $174 for the three and six months ended June 30, 2021, respectively, and $74 and $160 for the three and six months ended June 30, 2020, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 30, 2021, for the ESPP is approximately $30. This cost is expected to be recognized during the third quarter of 2021.

Note 7.Bank Borrowings and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations. Water Utility Services have received advance deposit payments from its customers on certain construction projects and the refunds of the advance deposit payments constitute an obligation of the respective subsidiaries.
Lines of Credit
On April 23, 2021, SJWC closed its $140,000 line of credit agreement which was set to mature on June 1, 2021, and entered into a new $140,000 credit agreement (“SJWC Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”). The SJWC Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $15,000. Proceeds of borrowings under the SJWC Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The new SJWC Credit Agreement has a maturity date of December 31, 2023. The line of credit bears interest at variable rates. The SJWC Credit Agreement contains customary representations, warranties and events of default, as well as restrictive covenants customary for facilities of this type. The SJWC Credit Agreement also includes certain customary financial covenants such as a funded debt to capitalization ratio.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

Also on April 23, 2021, SJW Group, as guarantor, and CLWSC closed its $5,000 line of credit agreement which was set to mature on June 1, 2021, and entered into a new $5,000 credit agreement (“SJWTX Credit Agreement”) with the Lender. The SJWTX Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $1,000. The new SJWTX Credit Agreement has a maturity date of December 31, 2023.
Long-Term Debt
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
On May 13, 2021, CLWSC entered into a master credit agreement and promissory note with a commercial bank under which it entered into a borrowing agreement for an aggregate principal amount not to exceed $30,000, of which $20,000 was advanced at the closing date. The borrowing carries a fixed interest rate of 4.01% due on March 20, 2041. The remaining aggregate principal amount of the promissory note is to be advanced at the discretion of CLWSC before the maturity date. The notes are unsecured obligations of CLWSC. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, CLWSC is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable.
On June 25, 2021, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $50,000 of its 3.00% Senior Notes, Series N (“Series N Notes”) to the Purchasers. The Series N Notes are unsecured obligations of SJWC and are due on June 25, 2051. Interest is payable semi-annually in arrears on January 1st and July 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series N Notes are outstanding. The Series N Notes are also subject to customary events of default, the occurrence of which may result in all of the Series N Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement.

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
June 30, 2021
(in thousands, except share and per share data)

The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and six months ended June 30, 2021, and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$2,688	2,337	$5,423	4,780
Interest cost	2,530	2,816	5,110	5,720
Expected return on assets	(4,742)	(4,183)	(9,494)	(8,303)
Unrecognized actuarial loss	1,794	1,834	3,574	2,592
Amortization of prior service cost	13	(665)	25	76
Total	$2,283	2,139	$4,638	4,865
In 2021, SJW Group expects to make required and discretionary cash contributions of up to $9,043 to the pension plans and other postretirement benefits. For the three and six months ended June 30, 2021, SJW Group has made $1,480 contributions to such plans.

Note 9.Income Taxes
For the three and six months ended June 30, 2021, income tax expense was $3,306 and $2,410, respectively. Income tax expense for the three and six months ended June 30, 2020, was $4,210 and $4,648, respectively. The effective consolidated income tax rates were 14% and 18% for the three months ended June 30, 2021 and 2020, respectively, and 9% and 17% for the six months ended June 30, 2021, and 2020, respectively. The lower effective rates for the three and six months ended June 30, 2021, were primarily due to flow-through tax benefits. In addition, discrete tax benefits recorded in the first quarter of 2021 resulted in a lower effective tax rate for the six months ended June 30, 2021.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties of approximately $6,882 and $6,468 as of June 30, 2021 and December 31, 2020, respectively. SJW Group does not expect its unrecognized tax benefits to change significantly within the next 12 months.
On March 11, 2021, the American Rescue Plan Act (the “Act”) was signed into law. SJW Group has considered the income tax implications of the Act in its estimated tax provision and does not believe it will materially impact the company’s year-end tax rate.

Note 10.Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2021, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2021, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and six months ended June 30, 2021. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was approximately $1,546,640 and $1,570,727 as of June 30, 2021, and December 31, 2020, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,398,396 and $1,363,821 as of June 30, 2021, and December 31, 2020, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $3,078 and $3,014 as of June 30, 2021, and December 31, 2020, respectively, and are categorized as Level 1 in the fair value hierarchy.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

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

	For Three Months Ended June 30, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$148,237	2,684	1,320	—	148,237	4,004	152,241
Operating expense	115,572	1,942	881	1,207	115,572	4,030	119,602
Operating income (loss)	32,665	742	439	(1,207)	32,665	(26)	32,639
Net income (loss)	20,585	677	296	(783)	20,585	190	20,775
Depreciation and amortization	22,887	110	291	224	22,887	625	23,512
Interest on long-term debt and other interest expense	8,347	—	—	5,334	8,347	5,334	13,681
Provision (benefit) for income taxes	4,580	203	96	(1,573)	4,580	(1,274)	3,306
Assets	$3,300,414	8,248	45,090	55,770	3,300,414	109,108	3,409,522

	For Three Months Ended June 30, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$143,072	2,693	1,444	—	143,072	4,137	147,209
Operating expense	107,185	1,759	850	1,345	107,185	3,954	111,139
Operating income (loss)	35,887	934	594	(1,345)	35,887	183	36,070
Net income (loss)	22,236	881	443	(3,839)	22,236	(2,515)	19,721
Depreciation and amortization	22,123	108	298	224	22,123	630	22,753
Interest on long-term debt and other interest expense	8,289	—	—	4,891	8,289	4,891	13,180
Provision (benefit) for income taxes	5,449	260	124	(1,623)	5,449	(1,239)	4,210
Assets	$3,079,118	9,913	44,889	76,057	3,079,118	130,859	3,209,977

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2021
(in thousands, except share and per share data)

	For Six Months Ended June 30, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$259,633	4,729	2,664	—	259,633	7,393	267,026
Operating expense	214,050	3,311	1,762	2,185	214,050	7,258	221,308
Operating income (loss)	45,583	1,418	902	(2,185)	45,583	135	45,718
Net income (loss)	26,284	1,399	619	(4,911)	26,284	(2,893)	23,391
Depreciation and amortization	45,704	219	580	447	45,704	1,246	46,950
Interest on long-term debt and other interest expense	16,518	—	—	10,602	16,518	10,602	27,120
Provision (benefit) for income taxes	4,464	385	205	(2,644)	4,464	(2,054)	2,410
Assets	$3,300,414	8,248	45,090	55,770	3,300,414	109,108	3,409,522

	For Six Months Ended June 30, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$254,439	5,710	2,814	—	254,439	8,524	262,963
Operating expense	203,202	3,120	1,681	3,463	203,202	8,264	211,466
Operating income (loss)	51,237	2,590	1,133	(3,463)	51,237	260	51,497
Net income (loss)	28,064	2,351	831	(9,108)	28,064	(5,926)	22,138
Depreciation and amortization	42,872	216	600	447	42,872	1,263	44,135
Interest on long-term debt and other interest expense	16,463	—	—	10,001	16,463	10,001	26,464
Provision (benefit) for income taxes	6,651	730	256	(2,989)	6,651	(2,003)	4,648
Assets	$3,079,118	9,913	44,889	76,057	3,079,118	130,859	3,209,977
____________________
(1)    The “All Other” category for the six months ended June 30, 2021 and June 30, 2020, includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.
(2)    As of June 30, 2021 and December 31, 2020, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 12.Commitments and Contingencies
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
SJWC has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage, and all water facilities, equipment, office buildings and other property necessary to serve its customers. Under Section 851 of the California Public Utilities Code, properties currently used and useful in providing utilities services cannot be disposed of unless California Public Utilities Commission (“CPUC”) approval is obtained.
SJWC also has approximately 237 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to SJWC’s various watershed properties.
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS became a wholly-owned subsidiary of SJWNE LLC as part of the merger transaction between SJW Group and CTWS that was completed on October 9, 2019. CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 139,000 connections that serve a population of approximately 455,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services. CTWS also offers Linebacker, an optional service line protection program to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 21,000 connections that serve approximately 62,000 people. CLWSC’s service area comprises more than 247 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis

counties, the growing region between San Antonio and Austin, Texas. CLWSC has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of Accounting Standards Codification Topic 810 with CLWSC as the primary beneficiary. As a result, Acequia has been consolidated with CLWSC.
SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land Company owned the following real properties during the six months ended June 30, 2021:

				% for Six months ended June 30, 2021 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	47%	44%
Commercial building	Knoxville, Tennessee	15	135,000	53%	56%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	103	N/A	N/A	N/A
As of June 30, 2021, Chester Realty, Inc. owns 23 acres of undeveloped land and a commercial building in the State of Connecticut.

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:
(1)Regional regulated water utility operations;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California, the Public Utilities Regulatory Authority in Connecticut (“PURA”), the Public Utilities Commission of Texas in Texas, and the Maine Public Utilities Commission in Maine; and
(3)Out-of-region water and utility related services.
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
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. As noted above, SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. Chester Realty, Inc. owns and operates land and commercial buildings in the State of Connecticut. SJW Land Company and Chester Realty, Inc. manage its income producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties.

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

Recently Adopted Accounting Policies:
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting policies for the six months ended June 30, 2021.

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
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2021, was $20,775, an increase of $1,054, or approximately 5%, from $19,721 for the same period in 2020. SJW Group’s consolidated net income for the six months ended June 30, 2021, was $23,391, an increase of $1,253, or approximately 6%, from $22,138 for the same period in 2020. The increase in net income for the three months ended June 30, 2021, was primarily due to an increase in revenue of $5,032 or 3% from an increase in cumulative water rates and increased customer usage, partially offset by an increase in administrative and general expenses, and an increase in production costs at SJWC due to a decrease in available surface water and the increase in customer usage. The increase in net income for the six months ended June 30, 2021, was primarily due to an increase in revenue of $4,063 or 2% from an increase in cumulative water rates and new customers, offset by an increase in administrative and general expenses, an increase in production costs due to a decrease in available low cost surface water, and an increase in depreciation due to assets placed in service in 2020. In addition, for the three and six months ended June 30, 2021, SJW Group recorded a $3,000 pre-tax gain on sale of utility property from the release of a holdback amount by Guadalupe-Blanco River Authority (“GBRA”) in connection with the sale of Texas Water Alliance Limited (“TWA”) that occurred in 2017.
Coronavirus (“COVID-19”) Update
The outbreak of COVID-19 has had significant impact on the global economy.  Financial impacts experienced by SJW Group due to the COVID-19 pandemic include higher uncollectible accounts receivables and increased costs from COVID-19 related prevention activities. The regulators in the states SJW Group operates have approved mechanisms to either record a regulatory asset or track in a memorandum account expenses and savings related to COVID-19. SJWC and CLWSC have determined that future recovery of the amount related to COVID-19 activities are probable and have recognized the related regulatory assets. Probability criteria has not yet been met for CTWS. If a state regulator disagrees with the calculation of recorded COVID-19 account balances, we may be required to make adjustments that could adversely affect our results of operations. SJW Group continues to monitor COVID-19 developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary. See Item 1A, “Risk Factors” for further discussion.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Water Utility Services	$150,921	145,765	$264,362	260,149
Real Estate Services	1,320	1,444	2,664	2,814
	$152,241	147,209	$267,026	262,963

The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2021 vs. 2020		Six months ended June 30, 2021 vs. 2020
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$1,426	1%	$(1,365)	(1)%
Increase in customers	672	—%	1,118	—%
Rate increases	3,561	2%	6,402	3%
Texas winter storm customer credits	(149)	—%	(839)	—%
Balancing and memorandum accounts	(59)	—%	(215)	—%
Other regulatory mechanisms	(407)	—%	(887)	—%
Other	112	—%	(1)	—%
Real Estate Services	(124)	—%	(150)	—%
	$5,032	3%	$4,063	2%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Water Utility Services	$117,514	108,944	$217,361	206,322
Real Estate Services	881	850	1,762	1,681
All Other	1,207	1,345	2,185	3,463
	$119,602	111,139	$221,308	211,466
The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2021 vs. 2020		Six months ended June 30, 2021 vs. 2020
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$1,923	2%	$2,658	1%
Change in usage and new customers	1,779	2%	1,688	1%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	(706)	(1)%	(1,515)	(1)%
Balancing and memorandum accounts cost recovery	(146)	—%	(166)	—%
Total water production expenses	2,850	3%	2,665	1%
Administrative and general	4,173	3%	3,401	1%
Balance and memorandum account cost recovery	(619)	—%	(570)	—%
Maintenance	1,253	1%	1,432	1%
Property taxes and other non-income taxes	47	—%	99	—%
Depreciation and amortization	759	1%	2,815	1%
	$8,463	8%	$9,842	4%
Sources of Water Supply
SJWC’s water supply consists of imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051, groundwater from wells, surface water from watershed run-off and diversion, and reclaimed water. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting water supply cost. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase customer rates to offset the cost increase.

On July 1, 2021, Valley Water’s 10 reservoirs were at approximately 14% of total capacity with 7,719 million gallons of water in storage, which is 25% of the twenty-year average for this date. Valley Water’s largest reservoir, Anderson, remains drained in preparation for the 8-10 year Anderson Dam Seismic Retrofit Project. As reported by Valley Water, there was 5.79 inches of rainfall, or 41% of the average, in San Jose during the current annual rainfall season that commenced on July 1, 2020. Rainfall at SJWC’s Lake Elsman was measured at 21.72 inches during the just completed rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of July 1, 2021, Valley Water reported that allocations from the state and federal water project are approximately 5% and 25%, respectively, of amounts requested in 2021. The U.S. Bureau of Reclamation reduced the initial Central Valley Project allocation of 55% down to 25% due to worsening hydrologic conditions. Valley Water also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 63% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 14 feet lower than the five-year average. According to Valley Water, the projected total groundwater storage at the end of 2021 is expected to fall within the Alert Stage of the Valley Water’s Water Shortage Contingency Plan.
On July 1, 2021, SJWC’s Lake Elsman contained 247 million gallons of water, of which approximately 97 million gallons can be utilized for treatment in water production. This Lake Elsman volume represents 17% of the five-year average which reflects the low winter rainfall we experienced in our Santa Cruz mountains watershed. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. Typically, SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from Valley Water. Production from the Montevina Surface Water Treatment Plant through the second quarter was 259 million gallons, which is 17% of the five-year average. On April 14, 2021, SJWC took the Montevina Surface Water Treatment Plant offline due to worsening hydrologic conditions in the local watershed. Through the second quarter, there was no water production at SJWC’s smaller Saratoga Water Treatment Plant. The Saratoga Water Treatment Plant was unable to be placed into service due to lack of run-off from Saratoga Creek and remains offline. Nonetheless, SJWC believes that its various other water supply sources will be sufficient to meet customer demand through the remainder of 2021.
On June 9, 2021, Valley Water declared a water shortage emergency and asked its retailers to reduce consumption by 15% based on 2019 usage. In response to Valley Water’s declaration of drought emergency and call for conservation, SJWC filed with the CPUC to activate Stage 3 of its Rule 14.1 Water Shortage Contingency Plan. Like the most recent drought, the current restrictions center on outdoor water usage which typically accounts for half of a residential customer’s consumption. The restrictions include limits on watering days and times, use of potable water for washing structures and other non-porous surfaces except to protect public health and safety, and no outdoor watering during and up to 48 hours after measurable rainfall.
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
CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the Lower Colorado River Authority and West Travis Public Utility Agency expiring in 2053 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. CLWSC has recently updated its Drought Management Plan to better account for both climatic conditions within its service area and increased demand due to new developments. The updated Drought Management Plan has been approved by the Texas Commission for Environmental Quality. CLWSC believes that by following the Drought Management Plan water supply sources will be sufficient to meet customer demand through the remainder of 2021.
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

The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2021	2020			2021	2020
Purchased water	6,252	5,891	361	3%	9,898	9,526	372	2%
Groundwater	5,964	5,499	465	3%	10,567	9,844	723	3%
Surface water	2,001	2,387	(386)	(3)%	3,834	4,438	(604)	(3)%
Reclaimed water	243	86	157	1%	328	172	156	1%
	14,460	13,863	597	4%	24,627	23,980	647	3%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for June 30, 2021, and 2020 approximated 7.1% and 6.4%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for June 30, 2021 was approximately 15.7% as a percentage of total production. Unaccounted-for water on an acquisition-to-date basis for the period ended June 30, 2020 was approximately 16.7%. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses for the three and six months ended June 30, 2021, compared to the same period in 2020, was primarily attributable to a decrease in available surface water for SJWC and increases in customer usage, offset by changes in average per unit costs for purchased water, groundwater extraction, energy charges and other production expenses. Valley Water did not increase the unit price of purchased water and groundwater extraction fees for their fiscal year beginning July 1, 2020. SJWC was notified by Valley Water that the unit price of purchased water and the groundwater extraction charge was increased 9.5% and 9.1%, respectively, effective July 1, 2021.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $5,613 for the three months ended June 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increases of $3,821 in administrative and general expenses primarily due to a credit to expense for the Current Expected Credit Loss (“CECL”) adoption in prior year and increases in labor, contracted work and rate case expenses, $1,253 in maintenance expense and $759 in depreciation and amortization expense due to increases in utility plant.
Operating expenses, excluding water production expenses, increased $7,177 for the six months ended June 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increases of $3,049 in administrative and general expenses in the second quarter, $2,815 in depreciation and amortization expense due to increases in utility plant, and $1,432 in maintenance expenses.
Other (Expense) Income
For the three and six months ended June 30, 2021, compared to the same period in 2020, the change in other (expense) income was primarily due to a $3,000 pre-tax gain on sale from the release of a holdback amount by GBRA for the sale of TWA recorded in 2017.
Provision for Income Taxes
For the three and six months ended June 30, 2021, compared to the same period in 2020, income tax expense decreased $904 and $2,238, respectively. The decrease in income tax expense was primarily due to flow-through tax benefits. The effective consolidated income tax rates were 14% and 18% for the three months ended June 30, 2021, and 2020, respectively, and 9% and 17% for the six months ended June 30, 2021 and 2020, respectively. The lower effective rates for the three and six months ended June 30, 2021, were primarily due to flow-through tax benefits. In addition, discrete tax benefits recorded in the first quarter of 2021 resulted in a lower effective tax rate for the six months ended June 30, 2021.
On March 11, 2021, the American Rescue Plan Act (“Act”) was signed into law. SJW Group has considered the income tax implications of the Act in its estimated tax provision and does not believe it will materially impact the company’s year-end tax rate.

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

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2021, SJW Group generated cash flows from operations of approximately $67,100, compared to $32,300 for the same period in 2020. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $34,800. This increase was the result of a combination of the following factors: (1) an increase in collections from accounts receivable and accrued unbilled utility revenue of $15,300, (2) payments of amounts previously invoiced and accrued including accrued productions costs, increased by $7,300, (3) increase in net changes in the balancing and memorandum accounts of $5,700, (4) an up-front payment of $5,000 in the prior year for renewal of the Cupertino service concession agreement that did not reoccur in the current year, and (5) general working capital and net income, adjusted for non-cash items increased $1,500.
As of June 30, 2021, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, unchanged from June 30, 2020. In 2020, the regulated utilities commissions of the respective states we operate initiated executive orders suspending water service disconnections due to non-payment from customers in light of the then current stay-at-home orders, quarantines and similar governmental restrictions in response to the global COVID-19 pandemic. Some of the orders have been lifted and the anticipation is that the remaining orders will be lifted in third quarter of 2021. Once lifted, management believes that the collection rate for its accounts receivables will increase to pre-pandemic levels. The financial impact of certain past due accounts are being recorded for future recovery through the rate-making process. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the six months ended June 30, 2021, SJW Group used cash flows in investing activities of approximately $107,000, compared to $81,100 for the same period in 2020. SJW Group used approximately: (1) $100,100 of cash for company-funded capital expenditures, (2) $7,400 for developer-funded capital expenditures, and (3) $900 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2021, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $238,800. As of June 30, 2021, approximately $100,100 or 42% of the $238,800 has been invested.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021, increased by approximately $4,600 from the same period in the prior year, primarily as a result of (1) an increase in net proceeds from our recent common stock equity offering of $66,800, (2) $3,600 increase in net cash receipts from advances and contributions in aid of construction, and (3) an increase in net proceeds of $2,100 from new long-term debt, offset by (4) a decrease in net borrowings and repayments on our lines of credit of $66,000.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
Long-term Financing Agreements
SJW Group’s 2011 unsecured senior note of $50,000 was paid in full at maturity on June 30, 2021. SJW Group’s 2019 and 2020 unsecured senior note agreements have terms and conditions that restrict SJW Group from issuing additional funded debt if the funded consolidated debt would exceed 70% of total capitalization. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2021.
SJWC’s financing activity is designed to achieve a capital structure consistent with our CPUC authorized structure of approximately 47% debt and 53% equity. As of June 30, 2021, SJWC’s funded debt and equity were approximately 49% and 51%, respectively.
Funding for SJWC’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, and the issuance of equity, all of which will be consistent with regulator guidelines.
SJWC’s unsecured senior note agreements generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2021.
On June 25, 2021, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $50,000 of its 3.00% Senior Notes, Series N (“Series N Notes”) to the Purchasers. The Series N Notes are unsecured obligations of SJWC and are due on June 25, 2051. Interest is payable semi-annually in arrears on January 1st and July 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series N Notes are outstanding. The Series N Notes are also subject to customary events of default, the occurrence of which may result in all of the Series N Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement. As of June 30, 2021, SJWC was in compliance with all such covenants.
SJWC’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2021, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank, and under the master loan agreement CTWS is required to comply with certain financial ratio and customary affirmative and negative covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of June 30, 2021, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank, and under its master loan agreement Connecticut Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS’s master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of June 30, 2021, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has tax-exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of June 30, 2021, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water’s unsecured senior notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreements also require Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of June 30, 2021, Connecticut Water was in compliance with all financial ratio and customary affirmative and negative covenants under this agreement.
CLWSC’s unsecured senior note agreement has terms and conditions that restrict CLWSC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of CLWSC’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2021, CLWSC and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
On May 13, 2021, CLWSC entered into a master credit agreement and promissory note with a commercial bank under which it entered into a borrowing agreement for an aggregate principal amount not to exceed $30,000, of which $20,000 was advanced at the closing date. The borrowing carries a fixed interest rate of 4.01% due on March 20, 2041. The remaining aggregate principal amount of the promissory note is to be advanced at the discretion of CLWSC before the maturity date. The notes are unsecured obligations of CLWSC. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, CLWSC is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable.
Maine Water has First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65% and an interest coverage ratio of no less than 3 to 1, required compliance with other various financial covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of June 30, 2021, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
Maine Water has outstanding term loans with a commercial bank and under its master loan agreement, Maine Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of June 30, 2021, Maine Water was in compliance with all covenants under its master loan agreement.
On March 2, 2021, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $17,000 and a fixed interest rate of 3.89%, due March 1, 2041. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on March 18, 2021. As of June 30, 2021, Maine Water was in compliance with all financial, affirmative and negative covenants under this agreement.
Short-term Financing Agreements
As of June 30, 2021, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $260,000, of which $5,000 was available to CLWSC under a single line of credit, $140,000 was available to SJWC under a single line of credit, and $40,000 and $75,000, respectively, under a third and fourth line of credit was available to CTWS. At June 30, 2021, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $121,459. The lines of credit bear interest at variable rates. On April 23, 2021, the $140,000 line of credit of SJWC, which was set to mature and expire on June 1, 2021, was closed and replaced by a new $140,000 line of credit that will expire on December 31, 2023. On April 23, 2021, the $5,000 line of credit of CLWSC, which was set to mature and expired on June 1, 2021, was closed and replaced by a new $5,000 line of credit that will expire on December 31, 2023. The $40,000 and $75,000 lines of credit for CTWS expire May 15, 2025 and December 14, 2023, respectively. During 2021, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 1.39%. All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of June 30, 2021, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
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
SJW Group received net proceeds of approximately $66,775 from the Offering and the sale of option shares, after deducting the underwriting discounts and commissions and offering expenses. SJW Group used the proceeds from the offerings to pay down a bank line of credit agreement, dated as of June 1, 2016, between SJWC and JPMorgan Chase Bank, N.A. and for general corporate purposes, which include, among other things, financing infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations and working capital.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2021 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. The current Standard & Poor’s Ratings Service assigned the company rating for SJW Group as an A-, with a stable outlook, SJWC as an A, with a stable outlook, and Connecticut Water as an A- with a stable outlook.

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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2020 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor below, there has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2020.
Our business, financial condition, and results of operations have been and will continue to be negatively impacted by the Coronavirus (“COVID-19”) pandemic.
We are subject to risks associated with the COVID-19 pandemic. In 2020 and early parts of 2021, numerous governmental jurisdictions, including the States of California, Connecticut, Maine and Texas where we operate our water utility services, imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19 disease. Such orders and restrictions resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and customers, among others. Since the start of the second quarter of 2021, there has been increased availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government functions, which resulted in gradual resumption of economic and commercial activities. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk. Accordingly, federal and state governments may reinstate restrictions or reverse their prior orders to lift restrictions in response to rising infection rates, which will have a negative effect on our business operations and results of operations.
In response to the pandemic, federal and state governments have and may continue to take actions to impose utility termination moratoriums which prohibit water companies from turning off water supplies for nonpayment of water bills. These and other events associated with the COVID-19 pandemic have reduced the incentive and ability of certain of our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our result of operations. Recently, state governments have acted to end existing utility termination moratoriums. For example, Governor Newsom in California issued Executive Order N-08-21 which ends the suspension on customer disconnection activities on September 30, 2021. On June 16, 2021, the CPUC directed its regulated water utilities to extend the suspension on customer disconnection activities through September 30, 2021, in response to the Governor’s order. The required transition plan regarding shutoffs and terminations with customers once the moratorium end was filed and approved by the CPUC through Advice Letter 560. In Connecticut, the March 12, 2020, PURA moratorium ruling to halt shutoff for nonpayment expired on October 1, 2020. However, all public service utilities must submit for the termination process, including customer communications, for PURA approval before resuming shutoffs for nonpayment. Connecticut Water expects to file such plan in the third quarter of 2021. However, if COVID-19 infection rates rise and health officials recommend more stringent measures to stop spread of the disease, state governments may decide to reverse these actions, which may prolong our inability to collect fully water services bills from customers. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended, altered or terminated their business operations to comply with government orders, their water usage may decline significantly or cease, which could adversely affect our revenue. Even though many of these legal restrictions have been eased and lifted in certain jurisdictions, including California, some of our commercial customers may decide not to open fully or at all due to their ongoing concerns with health and safety of employees at the workplace, in which case their water usage may remain at a lower level and continue to adversely impact our revenue.
The regulators in states we operate have approved mechanisms to either record a regulatory asset or track, in a memorandum account, expenses and savings related to COVID-19. If a state regulator disagrees with our calculation of recorded COVID-19 account balances, we may be required to make adjustments that could adversely affect our results of operations. While we expect to recover some of the revenue loss and costs through the rate-making processes, there is no guarantee that such recovery will be approved by the regulated utility authorities in a timely manner, or at all.
In addition to loss of revenue, we are subject to the following risks resulting from the COVID-19 pandemic and related events:
•if governments impose or reinstate “shelter-in-place” orders and quarantines, our planned infrastructure improvement projects could be temporarily interrupted by supply shortages, lack of sufficient workforce and disruption in transportation. This may negatively impact our ability to maintain and improve our infrastructure and provide reliable services to customers. In addition, our expenditures on capital improvements could be reduced, which may in turn impact rate decisions by state regulators.
•wide-spread COVID-19 disease could impact the health of our employees and management team, which may disrupt our business operations;
•a recession, stock market correction, or debt market disruptions resulting from the spread of COVID-19 could materially affect our business, results of operations, cash flow, and the value of our common stock, which may make it more difficult for us to raise capital in equity or debt markets;
•we may experience higher uncollectible accounts receivables and increased costs from COVID-19 related prevention activities.
The full extent of the future impact of COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors, many of which are outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on state and local economy and customer behaviors. Any of these factors may continue to adversely affect our business and financial conditions, and there is no guarantee that we will be able to quickly return to our normal operations.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On July 28, 2021, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.34 per share of common stock. The dividend will be paid on September 1, 2021, to stockholders of record as of the close of business on August 9, 2021.
Information Web Sites
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com and www.ctwater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1	Credit Agreement, dated April 23, 2021, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 27, 2021.

10.2	Third Amendment, effective July 28, 2021, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. (1)(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.
(2)Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	July 30, 2021	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)