Form 10-Q
period 2021-09-30
SJW GROUP
filed 2021-10-29
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
As of October 22, 2021, there were 29,826,233 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE	$166,923	165,863	$433,949	428,826
OPERATING EXPENSE:
Production Expenses:
Purchased water	33,121	35,130	76,434	76,953
Power	4,179	3,994	10,573	10,145
Groundwater extraction charges	23,736	20,471	59,419	54,082
Other production expenses	11,069	10,092	30,302	30,465
Total production expenses	72,105	69,687	176,728	171,645
Administrative and general	22,713	19,529	64,932	58,917
Maintenance	6,369	4,550	19,221	15,970
Property taxes and other non-income taxes	8,125	7,797	22,789	22,362
Depreciation and amortization	23,837	22,417	70,787	66,552
Total operating expense	133,149	123,980	354,457	335,446
OPERATING INCOME	33,774	41,883	79,492	93,380
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(13,535)	(13,174)	(40,655)	(39,638)
Pension non-service cost	334	(218)	999	(270)
Gain on sale of Texas Water Alliance	—	—	3,000	—
Gain on sale of real estate investments	—	1,050	—	1,050
Other, net	1,244	1,130	4,782	2,935
Income before income taxes	21,817	30,671	47,618	57,457
Provision for income taxes	2,749	4,578	5,159	9,226
NET INCOME	19,068	26,093	42,459	48,231
Other comprehensive (loss) income, net	(12)	76	133	(49)
COMPREHENSIVE INCOME	$19,056	26,169	$42,592	48,182
EARNINGS PER SHARE
Basic	$0.64	0.91	$1.44	1.69
Diluted	$0.64	0.91	$1.43	1.68
DIVIDENDS PER SHARE	$0.34	0.32	$1.02	0.96
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	29,816,736	28,533,907	29,496,533	28,510,489
Diluted	29,952,477	28,703,343	29,625,784	28,687,012

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Utility plant:
Land	$38,885	36,845
Depreciable plant and equipment	3,318,451	3,198,060
Construction in progress	163,262	109,976
Intangible assets	37,347	35,167
	3,557,945	3,380,048
Less accumulated depreciation and amortization	1,114,123	1,045,136
	2,443,822	2,334,912
Real estate investments	58,765	58,129
Less accumulated depreciation and amortization	15,655	14,783
	43,110	43,346
CURRENT ASSETS:
Cash and cash equivalents:
Cash	14,019	5,269
Restricted cash	2,202	4,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $4,272 and $3,891 on September 30, 2021 and December 31, 2020, respectively	58,725	46,832
Income tax	2,148	7,041
Other	4,342	4,269
Accrued unbilled utility revenue	52,631	44,950
Prepaid expenses	13,048	8,097
Current regulatory assets, net	3,249	1,748
Other current assets	5,149	5,125
	155,513	127,331
OTHER ASSETS:
Net regulatory assets, less current portion	178,861	156,482
Investments	15,289	14,367
Goodwill	628,144	628,144
Other	5,002	6,883
	827,296	805,876
	$3,469,741	3,311,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 29,822,182 on September 30, 2021 and 28,556,605 on December 31, 2020	$30	29
Additional paid-in capital	581,201	510,158
Retained earnings	420,411	408,037
Accumulated other comprehensive income	(931)	(1,064)
Total stockholders’ equity	1,000,711	917,160
Long-term debt, less current portion	1,420,032	1,287,580
	2,420,743	2,204,740
CURRENT LIABILITIES:
Line of credit	122,072	175,094
Current portion of long-term debt	26,288	76,241
Accrued groundwater extraction charges, purchased water and power	29,030	19,184
Accounts payable	37,410	34,200
Accrued interest	17,642	12,861
Accrued payroll	13,231	14,012
Other current liabilities	21,612	19,203
	267,285	350,795
DEFERRED INCOME TAXES	193,366	191,415
ADVANCES FOR CONSTRUCTION	132,228	125,027
CONTRIBUTIONS IN AID OF CONSTRUCTION	305,487	296,105
POSTRETIREMENT BENEFIT PLANS	125,005	121,597
OTHER NONCURRENT LIABILITIES	25,627	21,786
COMMITMENTS AND CONTINGENCIES (See Note 12)
	$3,469,741	3,311,465

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2020	28,556,605	$29	$510,158	$408,037	$(1,064)	$917,160
Net income	—	—	—	2,616	—	2,616
Unrealized gain on investment, net of tax of $14	—	—	—	—	38	38
Stock-based compensation	—	—	1,280	(32)	—	1,248
Issuance of restricted and deferred stock units	30,547	—	(964)	—	—	(964)
Employee stock purchase plan	18,235	—	1,026	—	—	1,026
Common stock issuance, net of costs	1,184,500	1	66,895	—	—	66,896
Dividends paid ($0.34 per share)	—	—	—	(9,724)	—	(9,724)
BALANCES, March 31, 2021	29,789,887	30	578,395	400,897	(1,026)	978,296
Net income	—	—	—	20,775	—	20,775
Unrealized gain on investment, net of tax of $39	—	—	—	—	107	107
Stock-based compensation	—	—	791	(28)	—	763
Issuance of restricted and deferred stock units	15,040	—	(9)	—	—	(9)
Common stock issuance, net of costs	—	—	(120)	—	—	(120)
Dividends paid ($0.34 per share)	—	—	—	(10,133)	—	(10,133)
BALANCES, June 30, 2021	29,804,927	30	579,057	411,511	(919)	989,679
Net income	—	—	—	19,068	—	19,068
Unrealized loss on investment, net of tax benefit of $4	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	1,130	(29)	—	1,101
Issuance of restricted and deferred stock units	186	—	14	—	—	14
Employee stock purchase plan	17,069	—	1,000	—	—	1,000
Dividends paid ($0.34 per share)	—	—	—	(10,139)	—	(10,139)
BALANCES, September 30, 2021	29,822,182	$30	$581,201	$420,411	$(931)	$1,000,711

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2019	28,456,508	$28	$506,639	$383,191	$126	$889,984
Net income	—	—	—	2,417	—	2,417
Unrealized loss on investment, net of tax benefit of $50	—	—	—	—	(135)	(135)
Stock-based compensation	—	—	251	(43)	—	208
Issuance of restricted and deferred stock units	25,781	—	(785)	—	—	(785)
Employee stock purchase plan	15,552	—	970	—	—	970
Dividends paid ($0.32 per share)	—	—	—	(9,118)	—	(9,118)
BALANCES, March 31, 2020	28,497,841	28	507,075	376,447	(9)	883,541
Net income	—	—	—	19,721	—	19,721
Unrealized gain on investment, net of tax of $4	—	—	—	—	10	10
Stock-based compensation	—	—	1,009	(43)	—	966
Issuance of restricted and deferred stock units	18,864	1	14	—	—	15
Dividends paid ($0.32 per share)	—	—	—	(9,122)	—	(9,122)
BALANCES, June 30, 2020	28,516,705	29	508,098	387,003	1	895,131
Net income	—	—	—	26,093	—	26,093
Unrealized gain on investment, net of tax of $28	—	—	—	—	77	77
Stock-based compensation	—	—	1,058	(42)	—	1,016
Issuance of restricted and deferred stock units	19,274	—	(985)	—	—	(985)
Employee stock purchase plan	16,198	—	860	—	—	860
Dividends paid ($0.32 per share)	—	—	—	(9,131)	—	(9,131)
BALANCES, September 30, 2020	28,552,177	$29	$509,031	$403,923	$78	$913,061

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$42,459	48,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,912	68,683
Deferred income taxes	4,140	(6,358)
Stock-based compensation	3,201	2,318
Allowance for equity funds used during construction	(1,490)	—
Gain on sale of Texas Water Alliance and real estate investments	(3,000)	(1,050)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(19,647)	(34,491)
Accounts payable and other current liabilities	3,697	(3,877)
Accrued groundwater extraction charges, purchased water and power	9,846	10,396
Tax receivable and payable, and other accrued taxes	832	6,459
Postretirement benefits	265	408
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	(12,418)	(14,086)
Up-front service concession payment	—	(5,000)
Other changes, net	458	(1,018)
NET CASH PROVIDED BY OPERATING ACTIVITIES	100,255	70,615
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(169,238)	(130,426)
Contributions in aid of construction	(12,520)	(9,584)
Additions to real estate investments	(606)	(391)
Payments to retire utility plant, net of salvage	(3,535)	(1,877)
Proceeds from sale of Texas Water Alliance and real estate investments	3,000	1,068
NET CASH USED IN INVESTING ACTIVITIES	(182,899)	(141,210)
FINANCING ACTIVITIES:
Borrowings on line of credit	67,099	226,884
Repayments on line of credit	(120,120)	(218,290)
Long-term borrowings	137,000	85,000
Repayments of long-term borrowings	(52,700)	(9,589)
Issuance of common stock, net of issuance costs	66,775	—
Debt issuance costs	(843)	(646)
Dividends paid	(29,996)	(27,371)
Receipts of advances and contributions in aid of construction	23,585	19,059
Refunds of advances for construction	(2,179)	(2,121)
Other changes, net	975	(64)
NET CASH PROVIDED BY FINANCING ACTIVITIES	89,596	72,862
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,952	2,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	9,269	17,944
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	16,221	20,211
LESS RESTRICTED CASH, END OF PERIOD	2,202	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,019	20,211

Cash paid during the period for:
Interest	$39,533	40,409
Income taxes	7,643	7,024
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$26,628	21,857
Change in accrued payables for construction costs capitalized	(209)	1,997
Utility property installed by developers	1,527	5,051
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
The major streams of revenue for SJW Group are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue from contracts with customers	$163,103	167,045	$422,545	414,344
Alternative revenue programs, net	2,216	1,324	4,984	4,877
Other balancing and memorandum accounts, net	639	1,532	3,637	11,743
Other regulatory mechanisms, net	(438)	(5,441)	(1,284)	(6,355)
Rental income	1,403	1,403	4,067	4,217
	$166,923	165,863	$433,949	428,826
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with Connecticut Water Service, Inc. (“CTWS”), and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2021 and 2020, 1,558 and 1,029 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2021 and 2020, 14,441 and 20,220 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

Real Estate Investments
The major components of real estate investments as of September 30, 2021, and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Land	$14,168	14,168
Buildings and improvements	44,597	43,961
Subtotal	58,765	58,129
Less: accumulated depreciation and amortization	15,655	14,783
Total	$43,110	43,346
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
On September 28, 2020, San Jose Water Company sold six nonutility properties located in Los Gatos, California for $1,075. SJW Group recognized a pre-tax gain on the sale of real estate investments of $1,048, net of selling expenses of $22.

Note 2.Regulatory Rate Filings
California Regulatory Affairs
On March 17, 2020, the California Public Utilities Commission (“CPUC”) ordered its regulated water utilities to halt customer disconnection activities in connection with the COVID-19 pandemic. On April 2, 2020, California Governor Gavin Newsom issued Executive Order N-42-20 suspending customer disconnection activities until further notice. On April 16, 2020, the CPUC issued Resolution M-4842 directing utilities to implement emergency customer protections to assist customers such as waiving reconnection deposits, offering payment arrangements, and suspending disconnections for nonpayment. This resolution was effective for up to one year, or April 15, 2021, with the option to extend. On February 11, 2021, the CPUC approved Resolution M-4849 extending customer protections required in Resolution M-4842 through June 30, 2021. The resolution also requires water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. On April 1, 2021, San Jose Water Company (“SJWC”) filed Advice Letter 560 which includes such plan and the filing was approved on June 16, 2021. On June 11, 2021, Governor Newsom issued Executive Order N-08-21 which ends the suspension on customer disconnection activities on September 30, 2021. On June 16, 2021, the CPUC directed its regulated water utilities to extend the suspension on customer disconnection activities through September 30, 2021, in response to the Governor’s order. On June 23, 2021, SJWC filed Advice Letter 565 to extend Resolution M-4849’s emergency customer protections through September 30, 2021. This advice letter was approved on July 1, 2021. On September 23, 2021, Governor Newsom approved Senate Bill 155, which included a provision extending the water shutoff moratorium through December 31, 2021.
SJWC filed Advice Letter 556 on November 16, 2020, with the CPUC requesting authorization to increase its revenue requirement by $11,750 or 3.04% in 2021 for the final escalation year authorized in our 2018 General Rate Case Decision 18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 17, 2020, and new rates became effective January 1, 2021.
On January 4, 2021, SJWC filed General Rate Case Application No. 21-01-003 requesting authority for an increase of revenue of $51,585 or 13.35% in 2022, $16,932 or 3.88% in 2023, and $19,195 or 4.24% in 2024. The application also includes requests to recover $18,499 from balancing and memorandum accounts, authorization for a $435,000 capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and new rates, if approved, are expected to be effective by the second quarter of 2022. SJWC will file for interim rates to be effective on January 1, 2022.
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6,418 or 1.61% in 2022. The application also proposes a rate of return of 8.11% from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30% from the current rate of 8.90%. In addition, the request seeks to adjust

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. If approved, rates are expected to be effective in the second quarter of 2022.
On May 27, 2021, SJWC filed Advice Letter No. 561/561A with the CPUC requesting authorization to increase revenue by $17,262 or 4.34% to recover the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges implemented by Santa Clara Valley Water District (“Valley Water”) and South Bay Water Recycling. This advice letter was approved with an effective date of July 1, 2021.
On June 9, 2021, Valley Water declared a water shortage emergency and asked its retailers to reduce consumption by 15% based on 2019’s volume. On June 18, 2021, SJWC filed Advice Letter 563 with the CPUC to activate Stage 3 of its Rule 14.1, Water Shortage Contingency Plan, in response to Valley Water’s declaration of drought emergency and call for 15% mandatory conservation. Advice Letter 564 was also filed on June 9, 2021, to establish a Water Conservation Memorandum Account to track the revenue impact of authorized vs actual water consumption and the incremental expenses required to implement our mandatory water conservation plan. Similar memorandum accounts were authorized during the previous drought. Advice Letters 564 and 563 were approved with the effective dates of July 20, 2021, and August 5, 2021, respectively.
On August 5, 2021, SJWC filed Advice Letter 567 with the CPUC requesting authorization to update its Drought Allocations and Drought Surcharges program contained within its Schedule 14.1. This filing updates the program developed during the drought of 2014-2017. Advice Letter 567 was approved with an effective date of September 6, 2021. This approval does not authorize its activation. SJWC will submit another filing with the commission to activate the program should water supply conditions dictate or if it is required to do so by the CPUC and/or the State of California.
On October 15, 2021, SJWC filed Advice Letter 569 with the CPUC requesting authorization to activate Schedule 14.1 effective November 15, 2021, as approved in Advice Letter 567. If approved, drought surcharges collected will be used to offset the revenue losses tracked in the Water Conservation Memorandum Account authorized in Advice Letter 564. This filing is pending before the CPUC.
Connecticut Regulatory Affairs
On October 28, 2020, The Connecticut Water Company (“Connecticut Water”) filed a Water Infrastructure Conservation Adjustment (“WICA”) application representing an additional 1.11% surcharge or approximately $956 increase in revenues, for a cumulative WICA surcharge of 6.94%. The Public Utilities Regulatory Authority of Connecticut (“PURA”) approved the requested increase with an April 1, 2021, effective date. Additionally, on February 1, 2021, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% increase of the WICA surcharge. On March 3, 2021, PURA approved the reconciliation, resulting in a net cumulative 7.03% surcharge for Connecticut Water which became effective on customers’ bills on April 1, 2021. The WICA surcharge was reset to zero as part of the July 28, 2021, rate case decision. On October 26, 2021, Connecticut Water filed for a WICA increase for approximately $21,746 in completed projects. Many of the projects were those that were not considered by PURA in the rate case because of the deadline in the proceeding for pro forma capital additions. If approved as submitted, Connecticut Water expects a WICA surcharge of 2.49% to be added to customer bills in January 2022 which is expected to generate approximately $2,581 in additional revenue. Prior to being reset to zero concurrent with the new rates from the Connecticut Water rate proceeding effective July 28, 2021, WICA surcharges for Connecticut Water and its Avon Water division were 7.03% and 8.51%, respectively.  The Heritage Village Water division did not have an approved WICA surcharge, but Connecticut Water is authorized in its July 28, 2021, rate case decision to include Heritage Village Water division in the WICA program in the future.
On January 15, 2021, Connecticut Water filed an application with PURA to amend rates for its customers, including the divisions of Avon Water and Heritage Village Water. The filing requests an increase of $20,206 in annual revenues that includes more than $265,514 in completed infrastructure investments that are not currently in approved rates and surcharges. On July 28, 2021, Connecticut Water received the final decision approving an increase of $5,208 in annual revenues, a return on equity of 9.0%, with new rates effective July 28, 2021. The final decision also approved a low-income rate, tiered block rate structure for residential water customers and the cost of debt and equity percentage as requested. The final decision did not include all of the requested proforma plant in service due to the timing of its completion. However, no plant was disallowed. Connecticut Water will seek recovery for the projects in the future, including a portion of plant which is eligible for recovery through WICA. In addition, the final decision reset WICA, which was approaching its statutory caps to zero. On August 11, 2021, Connecticut Water filed a petition for reconsideration with PURA to consider matters specific to excess deferred income taxes contained in the July 28, 2021, decision. The proposed increased revenues associated with the petition is $2,229. On October 25, 2021, PURA issued a draft decision approving $1,752 of Connecticut Water’s request. A final decision on the matter is expected on November 10, 2021.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

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
Texas Regulatory Affairs
On January 29, 2021, SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”) submitted its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area water systems’ 2020 purchased water costs. The WPC is the annual filing to change the monthly per thousand gallons charge for changes in purchased water costs since the last annual true-up report. The 2020 WPC true-up report resulted in a reduction of the WPC usage rate from $0.95 dollars to $0.70 dollars per thousand gallons which became effective on March 1, 2021. On August 18, 2021, the GBRA announced a 13% increase for treated water effective September 1, 2021.
The Deer Creek Ranch water system has a separate WPC. A WPC filing for Deer Creek Ranch is required only when there is a change in purchased water costs. The WPC true-up report for this system was last submitted December 1, 2020, which resulted in a decrease in the usage charge from $2.02 to $1.84 dollars per thousand gallons, and an increase in the monthly base charge of $0.51 dollars per residential account. The Deer Creek Ranch WPC rate changes became effective February 25, 2021.
A disaster declaration was issued on February 12, 2021, by the Public Utilities Commission of Texas (“PUCT”) because of severe winter weather. The PUCT issued orders under Docket No. 51812-6 which prohibited disconnections for non-payment, suspended the rules for late fees and interest, and allowed for estimated billing for the duration of the disaster declaration. On March 5, 2021, the PUCT reinstituted the utilities’ ability to resume charging late fees, and on June 15, 2021, removed the prohibition on disconnections for non-payment. The Texas Legislature passed Senate Bill 3 on August 6, 2021. Under this bill, utilities are obligated to report to the PUCT steps they are taking to mitigate for the type of long-term power outages experienced during the February 2021 storm. CLWSC expects to incur capital expenditures related to meeting these new requirements, largely for procurement of backup generators.
On June 28, 2021, CLWSC announced that it reached an agreement to acquire the Kendall West and Bandera East utilities in Bandera and Medina counties in Texas and that change in ownership applications had been filed with the PUCT under Docket No. 52281. The acquisition, pending approval by the PUCT, would grow CLWSC by 1,400 service connections. Rates will remain the same for those customers of the acquired Certificate of Convenience and Necessity. A decision by the PUCT is expected in the fourth quarter of 2021.
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
On March 10, 2021, Maine Water filed a general rate increase application for the Biddeford Saco Division seeking approximately $6,659, or 77.5%, in additional revenue. The application proposed a three step, multi-year rate plan designed to ease the transition to higher water bills over the period from July 2021 to July 2023. The primary driver for the increase in rates is the support for a new drinking water treatment facility on the Saco River, a $60,000 project to replace the existing facility that is expected to be in service in the second quarter of 2022. On June 23, 2021, the MPUC approved the first step in the plan adopting the proposed rate smoothing mechanism and implementing a temporary 22.65% surcharge on all customer bills. The surcharge will be in effect for one year. Action on the rate increase request was deferred by agreement of the parties. On September 8, 2021, Maine Water filed a supplemental application to update its request to increase base rates, initiating the second step in the rate plan. The supplemental application seeks $6,880, or 80.1% in additional revenue primarily to support a

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

new drinking water treatment facility on the Saco River. A decision on the requested revenue increase is expected in the second quarter of 2022, corresponding with the completion of the new water treatment facility.

Note 3.Regulatory Assets, Net
Regulatory assets, net are comprised of the following as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Regulatory assets:
Income tax temporary differences, net	$15,772	6,230
Postretirement pensions and other medical benefits	99,213	95,559
Business combinations debt premium, net	20,573	22,479
Balancing and memorandum accounts, net	33,277	25,463
Water Rate Adjustment	5,489	323
Other, net	7,786	8,176
Total regulatory assets, net in Condensed Consolidated Balance Sheets	182,110	158,230
Less: current regulatory assets, net	3,249	1,748
Total regulatory assets, net, less current portion	$178,861	156,482
As of September 30, 2021, and December 31, 2020, SJW Group’s regulatory assets, net not earning a return primarily included postretirement pensions and other medical benefits unfunded amount, and the business combinations debt premium, net. The total amount of regulatory assets, net not earning a return at September 30, 2021, and December 31, 2020, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $121,090 and $119,236, respectively.

Note 4.Balancing and Memorandum Accounts
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and revenue authorized by the CPUC to offset those expense changes. SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The Monterey Water Revenue Adjustment Mechanism (“MWRAM”) tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

Balancing and memorandum accounts recorded to regulatory assets, net for the three and nine months ended September 30, 2021, and 2020 as follows:

	Three months ended September 30, 2021				Three months ended September 30, 2020
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$15,278	363	—	15,641	$10,549	(1,124)	2,625	12,050
Cost of capital memorandum account	(1,562)	—	—	(1,562)	(1,560)	(1)	—	(1,561)
Tax memorandum account	333	—	—	333	332	1	—	333
All others	(829)	397	—	(432)	(1,034)	37	1	(996)
Total revenue accounts	$13,220	760	—	13,980	$8,287	(1,087)	2,626	9,826
Cost-recovery accounts:
Water supply costs	9,895	388	—	10,283	5,899	1,222	1	7,122
Pension	4,210	366	—	4,576	2,985	(253)	—	2,732
Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”)	928	—	(121)	807	—	1,219	(8)	1,211
COVID-19 Catastrophic Event Memorandum Account (“CEMA”)	2,618	567	—	3,185	—	—	—	—
All others	446	—	—	446	444	—	—	444
Total cost-recovery accounts	$18,097	1,321	(121)	19,297	$9,328	2,188	(7)	11,509

Total	$31,317	2,081	(121)	33,277	$17,615	1,101	2,619	21,335

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$12,077	3,563	1	15,641	$7,015	2,437	2,598	12,050
Cost of capital memorandum account	(1,561)	(1)	—	(1,562)	(1,553)	(8)	—	(1,561)
Tax memorandum account	333	—	—	333	(6,643)	(2)	6,978	333
All others	(806)	369	5	(432)	(759)	(128)	(109)	(996)
Total revenue accounts	$10,043	3,931	6	13,980	$(1,940)	2,299	9,467	9,826
Cost-recovery accounts:
Water supply costs	8,123	2,159	1	10,283	4,328	2,827	(33)	7,122
Pension	3,478	1,098	—	4,576	2,449	261	22	2,732
PRVMA	1,108	—	(301)	807	—	1,219	(8)	1,211
CEMA	2,266	919	—	3,185	—	—	—	—
All others	445	1	—	446	446	2	(4)	444
Total cost-recovery accounts	$15,420	4,177	(300)	19,297	$7,223	4,309	(23)	11,509

Total	$25,463	8,108	(294)	33,277	$5,283	6,608	9,444	21,335

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 5.Capitalization
On March 8, 2021, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, as the representative of the several underwriters named therein (the “Underwriters”), which provided for the issuance and sale by SJW Group to the Underwriters 1,030,000 shares of our common stock, par value $0.001 per share, in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $59.00 per share. SJW Group also granted the Underwriters an option to purchase up to 154,500 additional shares of common stock, which was exercised in full. The Offering closed on March 11, 2021, and the offering of option shares closed on March 16, 2021.
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

Note 6.Equity Plans
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. As of September 30, 2021, 174,154 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 685,660 shares are available for award issuances under the Incentive Plan.
In connection with the merger with CTWS on October 9, 2019, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: the CTWS 2014 Performance Stock Program, the CTWS 2004 Performance Stock Program and the CTWS 1994 Performance Stock Program (collectively, the “CTWS Plans”). As of September 30, 2021, approximately 56,326 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units under the CTWS Plans.
A summary of compensation costs charged to income and proceeds from the exercise of any restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2021, and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Compensation costs charged to income:
ESPP	$176	152	$357	323
Restricted stock and deferred restricted stock	954	906	2,844	1,995
Total compensation costs charged to income	$1,130	1,058	$3,201	2,318
ESPP proceeds	$1,000	860	$2,026	1,830
Restricted Stock and Deferred Restricted Stock
For the three months ended September 30, 2021, and 2020, SJW Group granted under the Incentive Plan 1,134 and 761, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $69.20 and $58.63, respectively, per unit. For the nine months ended September 30, 2021, and 2020, SJW Group granted under the Incentive Plan 46,567 and 43,474, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $64.65 and $63.87, respectively, per unit.
For the three months ended September 30, 2021, and 2020, SJW Group granted under the Incentive Plan 0 and 58 target units, respectively, performance-based and market-based restricted stock awards with a weighted-average grant date fair value of $0.00 and $62.95, respectively, per unit. For the nine months ended September 30, 2021, and 2020, SJW Group granted under

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

the Incentive Plan 30,641 and 24,777 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value of $66.33 and $65.02, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of September 30, 2021, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $5,442. This cost is expected to be recognized over a weighted-average period of 1.72 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses were $91 and $265 for the three and nine months ended September 30, 2021, respectively, and $85 and $244 for the three and nine months ended September 30, 2020, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2022, for the ESPP is approximately $124. This cost is expected to be recognized during the fourth quarter of 2021 and first quarter of 2022.

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
September 30, 2021
(in thousands, except share and per share data)

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
On August 4, 2021, Connecticut Water entered into a note purchase agreement with certain affiliates of Metropolitan Life Insurance Company, New York Life Insurance Company, the Northwestern Mutual Life Insurance Company and Pacific Life Insurance Company, pursuant to which Connecticut Water sold on August 4, 2021, an aggregate principal amount of $50,000 of its 3.07% Senior Notes, Series 2021A, due 2051 (the “2021A Notes”) and will sell on December 1, 2021, an aggregate principal amount of $50,000 of its 3.10% Senior Notes, Series 2021B, due 2051 (the “2021B Notes” and together with the 2021A Notes, the “CWC Notes”). The closing on December 1, 2021, is subject to customary closing conditions. The CWC Notes are unsecured obligations of Connecticut Water, with the 2021A Notes due on June 1, 2051, and the 2021B Notes due on December 1, 2051. Interest on the CWC Notes is payable semi-annually in arrears on June 1st and December 1st of each year. The note purchase agreement contains customary representations and warranties. Connecticut Water has agreed to customary affirmative and negative covenants for as long as the CWC Notes are outstanding. The CWC Notes are also subject to customary events of default, the occurrence of which may result in all of the CWC Notes then outstanding becoming immediately due and payable. The proceeds from the sale of the CWC Notes will be used to repay outstanding short and/or long-term borrowings, to fund Connecticut Water’s capital expenditures, and/or for other general corporate purposes.
On August 4, 2021, SJWC entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which the company sold an aggregate principal amount of $50,000 of its 3.00% Senior Notes, Series O (“Series O Notes”), due December 1, 2051. The Series O Notes are unsecured obligations of SJWC. Interest is payable semi-annually in arrears on June 1st and December 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series O Notes are outstanding. The Series O Notes are also subject to customary events of default, the occurrence of which may result in all of the Series O Notes then outstanding becoming immediately due and payable. The closing of the note purchase agreement is expected to occur on December 1, 2021.

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
September 30, 2021
(in thousands, except share and per share data)

The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and nine months ended September 30, 2021, and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$2,711	2,390	$8,134	7,170
Interest cost	2,556	2,860	7,666	8,580
Expected return on assets	(4,748)	(4,126)	(14,242)	(12,429)
Unrecognized actuarial loss	1,788	1,296	5,362	3,888
Amortization of prior service cost	12	39	37	115
Total	$2,319	2,459	$6,957	7,324
In 2021, SJW Group expects to make required and discretionary cash contributions of up to $9,043 to the pension plans and other postretirement benefits. For the three and nine months ended September 30, 2021, SJW Group has made $3,517 and $4,997, respectively, contributions to such plans.

Note 9.Income Taxes
For the three and nine months ended September 30, 2021, income tax expense was $2,749 and $5,159, respectively. Income tax expense for the three and nine months ended September 30, 2020, was $4,578 and $9,226, respectively. The effective consolidated income tax rates were 13% and 15% for the three months ended September 30, 2021 and 2020, respectively, and 11% and 16% for the nine months ended September 30, 2021, and 2020, respectively. The lower effective rates for the three and nine months ended September 30, 2021, were primarily due to flow-through tax benefits.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties of approximately $7,537 and $6,468 as of September 30, 2021, and December 31, 2020, respectively. SJW Group does not expect its unrecognized tax benefits to change significantly within the next 12 months.
On March 11, 2021, the American Rescue Plan Act (the “Act”) was signed into law. SJW Group has considered the income tax implications of the Act in its estimated tax provision and does not believe it will materially impact the company’s year-end tax rate.

Note 10.Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2021, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2021, approximates their carrying value as reported on the condensed consolidated balance sheets. The estimated fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and nine months ended September 30, 2021. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was approximately $1,573,581 and $1,570,727 as of September 30, 2021, and December 31, 2020, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,446,320 and $1,363,821 as of September 30, 2021, and December 31, 2020, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $3,738 and $3,014 as of September 30, 2021, and December 31, 2020, respectively, and are categorized as Level 1 in the fair value hierarchy.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
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

	For Three Months Ended September 30, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$162,352	3,168	1,403	—	162,352	4,571	166,923
Operating expense	129,915	2,156	956	122	129,915	3,234	133,149
Operating income (loss)	32,437	1,012	447	(122)	32,437	1,337	33,774
Net income (loss)	20,625	879	294	(2,730)	20,625	(1,557)	19,068
Depreciation and amortization	23,209	113	292	223	23,209	628	23,837
Interest on long-term debt and other interest expense	8,805	—	—	4,730	8,805	4,730	13,535
Provision (benefit) for income taxes	3,537	280	100	(1,168)	3,537	(788)	2,749
Assets	$3,352,976	7,141	44,629	64,995	3,352,976	116,765	3,469,741

	For Three Months Ended September 30, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$161,646	2,814	1,403	—	161,646	4,217	165,863
Operating expense	119,885	2,161	961	973	119,885	4,095	123,980
Operating income (loss)	41,761	653	442	(973)	41,761	122	41,883
Net income (loss)	25,053	827	310	(97)	25,053	1,040	26,093
Depreciation and amortization	21,782	116	296	223	21,782	635	22,417
Interest on long-term debt and other interest expense	8,112	—	—	5,062	8,112	5,062	13,174
Provision (benefit) for income taxes	9,450	179	105	(5,156)	9,450	(4,872)	4,578
Assets	$3,131,778	8,589	45,980	73,367	3,131,778	127,936	3,259,714

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2021
(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$421,985	7,897	4,067	—	421,985	11,964	433,949
Operating expense	343,965	5,467	2,718	2,307	343,965	10,492	354,457
Operating income (loss)	78,020	2,430	1,349	(2,307)	78,020	1,472	79,492
Net income (loss)	46,909	2,278	913	(7,641)	46,909	(4,450)	42,459
Depreciation and amortization	68,913	332	872	670	68,913	1,874	70,787
Interest on long-term debt and other interest expense	25,323	—	—	15,332	25,323	15,332	40,655
Provision (benefit) for income taxes	8,001	665	305	(3,812)	8,001	(2,842)	5,159
Assets	$3,352,976	7,141	44,629	64,995	3,352,976	116,765	3,469,741

	For Nine Months Ended September 30, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$416,085	8,524	4,217	—	416,085	12,741	428,826
Operating expense	323,087	5,281	2,642	4,436	323,087	12,359	335,446
Operating income (loss)	92,998	3,243	1,575	(4,436)	92,998	382	93,380
Net income (loss)	53,117	3,178	1,141	(9,205)	53,117	(4,886)	48,231
Depreciation and amortization	64,654	332	896	670	64,654	1,898	66,552
Interest on long-term debt and other interest expense	24,575	—	—	15,063	24,575	15,063	39,638
Provision (benefit) for income taxes	16,101	909	361	(8,145)	16,101	(6,875)	9,226
Assets	$3,131,778	8,589	45,980	73,367	3,131,778	127,936	3,259,714
____________________
(1)    The “All Other” category for the nine months ended September 30, 2021 and September 30, 2020, includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.
(2)    As of September 30, 2021 and December 31, 2020, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 12.Commitments and Contingencies
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 13.Subsequent Events
On October 29, 2021, San Jose Water sold two non-utility properties located in San Jose, California for $13,150. Also, on the same date, SJW Land sold undeveloped land located in San Jose, California for $2,600. SJW Group will record an estimated pre-tax gain on the sale of real estate investments of $13,600 in the fourth quarter of 2021.

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
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. For more information about such forward-looking statements, including some of the factors that may affect our actual results, please see our disclosures under “Forward-Looking Statements,” and elsewhere in this Form 10-Q, including Part II, Item 1A under “Risk Factors.”

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
SJWC also has approximately 230 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to SJWC’s various watershed properties.
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS became a wholly-owned subsidiary of SJWNE LLC as part of the merger transaction between SJW Group and CTWS that was completed on October 9, 2019. CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 140,000 connections that serve a population of approximately 457,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services. CTWS also offers Linebacker, an optional service line protection program to eligible residential customers through NEWUS in Connecticut and Maine.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 22,000 connections that serve approximately 65,000 people. CLWSC’s service area comprises more than 248 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis

counties, the growing region between San Antonio and Austin, Texas. On July 1, 2021, CLWSC completed the asset purchase of Clear Water Estates Water System, LLC which added approximately 230 connections and 0.6 square miles to the service area. CLWSC has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of Accounting Standards Codification Topic 810 with CLWSC as the primary beneficiary. As a result, Acequia has been consolidated with CLWSC.
SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land Company owned the following real properties during the nine months ended September 30, 2021:

				% for Nine months ended September 30, 2021 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	48%	44%
Commercial building	Knoxville, Tennessee	15	135,000	52%	56%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land (1)	San Jose, California	103	N/A	N/A	N/A
____________________
(1)    On October 29, 2021, SJW Land sold 1.93 acres of undeveloped land located in San Jose, California. See Note 13, “Subsequent Events” of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the transaction.
As of September 30, 2021, Chester Realty, Inc. owns 23 acres of undeveloped land and a commercial building in the State of Connecticut.

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:
(1)Regional regulated water utility operations;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the California Public Utilities Commission in California, the Public Utilities Regulatory Authority in Connecticut, the Public Utilities Commission of Texas in Texas, and the Maine Public Utilities Commission in Maine; and
(3)Out-of-region water and utility related services.
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
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. As noted above, SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. Chester Realty, Inc. owns and operates land and commercial buildings in the State of Connecticut. SJW Land Company and Chester Realty, Inc. manage income producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties.

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2020 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2020, that was filed with the Securities and Exchange Commission on March 1, 2021.
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

Recently Adopted Accounting Policies:
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting policies for the nine months ended September 30, 2021.

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
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2021, was $19,068, a decrease of $7,025, or approximately 27%, from $26,093 for the same period in 2020. SJW Group’s consolidated net income for the nine months ended September 30, 2021, was $42,459, a decrease of $5,772, or approximately 12%, from $48,231 for the same period in 2020. The decrease in net income for the three months ended September 30, 2021, was primarily due to an increase in production costs due to increases in average per unit costs for purchased water, groundwater extraction, energy charges, and a decrease in available surface water at SJWC. In addition, administrative and general expenses increased due to higher compensation, contracted work charges and the impact of one-time credits in 2020 that not recur in 2021. The decrease in net income for the nine months ended September 30, 2021, was primarily due to an increase in production costs due to increases in average per unit costs for purchased water, groundwater extraction, energy charges and a decrease in available surface water at SJWC, and an increase in administrative and general expenses increased primarily due to the same factors noted for the three months ended September 30, 2021, as described above. These increases were partially offset by an increase in revenue of $5,123 or 1% from an increase in cumulative water rates and net recognition of other regulatory mechanisms and certain balancing and memorandum accounts, net of a decrease in customer usage. In addition, for the nine months ended September 30, 2021, SJW Group recorded a $3,000 pre-tax gain on sale of utility property from the release of a holdback amount by Guadalupe-Blanco River Authority (“GBRA”) in connection with the sale of Texas Water Alliance Limited (“TWA”) that occurred in 2017.
Coronavirus (“COVID-19”) Update
The outbreak of COVID-19 has had significant impact on the global economy.  Financial impacts experienced by SJW Group due to the COVID-19 pandemic include higher uncollectible accounts receivables and increased costs from COVID-19 related prevention activities. The regulators in the states SJW Group operates have approved mechanisms to either record a regulatory asset or track in a memorandum account expenses and savings related to COVID-19. SJWC and CLWSC have determined that future recovery of the amount related to COVID-19 activities are probable and have recognized the related regulatory assets. Probability criteria have not yet been met for CTWS. If a state regulator disagrees with the calculation of recorded COVID-19 account balances, we may be required to make adjustments that could adversely affect our results of operations. SJW Group continues to monitor COVID-19 developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary. See Item 1A, “Risk Factors” for further discussion.

Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Water Utility Services	$165,520	164,460	$429,882	424,609
Real Estate Services	1,403	1,403	4,067	4,217
	$166,923	165,863	$433,949	428,826
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2021 vs. 2020		Nine months ended September 30, 2021 vs. 2020
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$(12,850)	(8)%	$(14,215)	(3)%
Increase in customers	909	1%	2,027	—%
Rate increases	7,642	5%	14,044	3%
Texas winter storm customer credits	—	—%	(839)	—%
Balancing and memorandum accounts	1,847	1%	1,632	—%
Other regulatory mechanisms	3,267	2%	2,380	1%
Other	245	—%	244	—%
Real Estate Services	—	—%	(150)	—%
	$1,060	1%	$5,123	1%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Water Utility Services	$132,071	122,046	$349,432	328,368
Real Estate Services	956	961	2,718	2,642
All Other	122	973	2,307	4,436
	$133,149	123,980	$354,457	335,446

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2021 vs. 2020		Nine months ended September 30, 2021 vs. 2020
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$1,221	1%	$3,879	1%
Change in usage and new customers	(7,451)	(6)%	(5,763)	(1)%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	7,814	6%	6,299	2%
Balancing and memorandum accounts cost recovery	834	1%	668	—%
Total water production expenses	2,418	2%	5,083	2%
Administrative and general	4,370	4%	7,770	3%
Balance and memorandum account cost recovery	(1,186)	(1)%	(1,755)	(1)%
Maintenance	600	—%	2,032	1%
Balance and memorandum account cost recovery	1,219	1%	1,219	—%
Property taxes and other non-income taxes	328	—%	427	—%
Depreciation and amortization	1,420	1%	4,235	1%
	$9,169	7%	$19,011	6%
Sources of Water Supply
SJWC’s water supply consists of imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051, groundwater from wells, surface water from watershed run-off and diversion, and reclaimed water. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting water supply cost. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the California Public Utilities Commission (“ CPUC”) seeking authorization to increase customer rates to offset the cost increase.
We are currently experiencing a severe drought in California that is expected to have a significant impact on the sources of our water supply. On October 1, 2021, Valley Water’s 10 reservoirs were at approximately 12% of total capacity with 6,252 million gallons of water in storage, which is 26% of the twenty-year average for this date. Valley Water’s largest reservoir, Anderson, remains drained in preparation for the 8-10 year Anderson Dam Seismic Retrofit Project. As reported by Valley Water, there was zero inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2021. Rainfall at SJWC’s Lake Elsman was measured at zero inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of October 1, 2021, Valley Water reported that allocations from the State Water Project was 5% or 1,629 million gallons. Valley Water received conditional approval for an increase of the Central Valley Project allocation from the original allocation of 25%. Conditional approval is based on public health and safety needs, and increases the total allocation to 23,298 million gallons. Valley Water reported that its Semitropic groundwater bank reserves are at 91% of capacity or 103,931 million gallons, which can be used to perform water transfers with other state water contractors. Valley Water also reported that the managed groundwater recharge from January to September in the Santa Clara Plain was 46% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 14 feet lower than the five-year average. According to Valley Water, the projected total groundwater storage at the end of 2021 is expected to fall within the Alert Stage of the Valley Water’s Water Shortage Contingency Plan.
On October 1, 2021, SJWC’s Lake Elsman contained 191 million gallons of water, of which approximately 41 million gallons can be utilized for treatment in water production. This Lake Elsman volume represents 18% of the five-year average which reflects the low winter rainfall we experienced in our Santa Cruz mountains watershed. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. Typically, SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from Valley Water. Production from the Montevina Surface Water Treatment Plant through the third quarter was 259 million gallons, which is 14% of the five-year average. On April 14, 2021, SJWC took the Montevina Surface Water Treatment Plant offline due to worsening hydrologic conditions in the local watershed. The plant remains offline. Through the third quarter, there was no water production at SJWC’s smaller Saratoga Water Treatment Plant. The Saratoga Water Treatment Plant was unable to be placed into service due to lack of run-off from Saratoga Creek and remains offline.

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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2021	2020			2021	2020
Purchased water	5,703	7,478	(1,775)	(10)%	15,601	16,462	(861)	(2)%
Groundwater	6,283	6,265	18	—%	16,850	16,110	740	2%
Surface water	3,113	2,914	199	1%	6,947	7,893	(946)	(2)%
Reclaimed water	341	326	15	—%	669	605	64	—%
	15,440	16,983	(1,543)	(9)%	40,067	41,070	(1,003)	(2)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for September 30, 2021, and 2020 approximated 6.9% and 6.6%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for September 30, 2021 was approximately 14.6% as a percentage of total production. Unaccounted-for water on an acquisition-to-date basis for the period ended September 30, 2020 was approximately 16.9%. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses for the three and nine months ended September 30, 2021, compared to the same period in 2020, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, energy charges and other production expenses, and a decrease in available surface water for SJWC, offset by a decrease in customer usage. Effective July 1, 2021, Valley Water increased the unit price of purchased water by approximately 9.5% and the groundwater extraction charge by approximately 9.1%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $6,751 for the three months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increases of $4,370 in administrative and general expenses primarily due to a credit to expense for the Current Expected Credit Loss (“CECL”) adoption in prior year and increases in labor, contracted work and rate case expenses, offset by lower accounting fees. In addition, maintenance expense increased $1,819 due to the reversal of the Hydroturbine reserve in the prior year and depreciation and amortization expense increased $1,420 due to increases in utility plant.
Operating expenses, excluding water production expenses, increased $13,928 for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily attributable to increases of $7,770 in administrative and general expenses primarily due to a credit to expense for the CECL adoption in prior year and increases in labor, group insurance costs, rate case expenses and contracted work, offset by lower accounting fees, $4,235 in depreciation and amortization expense due to increases in utility plant, and $3,251 in maintenance expenses.
Other (Expense) Income
For the three months ended September 30, 2021, compared to the same period in 2020, the change in other (expense) income was primarily due to gain on sale of real estate investments recorded in prior year.
For the nine months ended September 30, 2021, compared to the same period in 2020, the change in other (expense) income was primarily due to a $3,000 pre-tax gain on sale from the release of a holdback amount by GBRA for the sale of TWA recorded in 2017.
Provision for Income Taxes
For the three and nine months ended September 30, 2021, compared to the same period in 2020, income tax expense decreased $1,829 and $4,067, respectively. The decrease in income tax expense was primarily due to a decrease in pre-tax book income and flow-through tax benefits. The effective consolidated income tax rates were 13% and 15% for the three months ended September 30, 2021, and 2020, respectively, and 11% and 16% for the nine months ended September 30, 2021, and 2020, respectively. The lower effective rates for the three and nine months ended September 30, 2021, were primarily due to flow-through tax benefits.
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

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2021, SJW Group generated cash flows from operations of approximately $100,300, compared to $70,600 for the same period in 2020. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $29,700. This increase was the result of a combination of the following factors: (1) an increase in collections from accounts receivable and accrued unbilled utility revenue of $14,800, (2) payments of amounts previously invoiced and accrued including accrued productions costs, increased by $7,000, (3) an up-front payment of $5,000 in the prior year for renewal of the Cupertino service concession agreement that did not reoccur in the current year, (4) net income adjusted for non-cash items increased by $5,400 primarily due to deferred income taxes, and (5) general working capital items increased $3,000, offset by, (6) a decrease in net collection of taxes receivable which was $5,500.

As of September 30, 2021, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, unchanged from September 30, 2020. In 2020, the regulated utilities commissions of the respective states we operate initiated executive orders suspending water service disconnections due to non-payment from customers in light of the then current stay-at-home orders, quarantines and similar governmental restrictions in response to the global COVID-19 pandemic. Some of the orders have been lifted and the anticipation is that the remaining orders will be lifted at the end of 2021. Once lifted, management believes that the collection rate for its accounts receivables will return to pre-pandemic levels. The financial impact of certain past due accounts are being recorded for future recovery through the rate-making process. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the nine months ended September 30, 2021, SJW Group used cash flows from investing activities of approximately $182,900, compared to $141,200 for the same period in 2020. SJW Group used approximately: (1) $169,200 of cash for company-funded capital expenditures, (2) $12,500 for developer-funded capital expenditures, and (3) $3,500 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2021, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $238,800. As of September 30, 2021, approximately $169,200 or 71% of the $238,800 has been invested.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021, increased by approximately $16,700 from the same period in the prior year, primarily as a result of (1) an increase in net proceeds from our recent common stock equity offering of $66,800, (2) an increase in net proceeds of $8,900 from new long-term debt, and (3) $4,600 increase in net cash receipts from advances and contributions in aid of construction, offset by (4) a decrease in net borrowings and repayments on our lines of credit of $61,600, and (5) an increase of dividends paid to stockholders of $2,600.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
Long-term Financing Agreements
SJW Group’s 2011 unsecured senior note of $50,000 was paid in full at maturity on June 30, 2021. SJW Group’s remaining 2019 and 2020 unsecured senior note agreements have terms and conditions that restrict SJW Group from issuing additional funded debt if the funded consolidated debt would exceed 70% of total capitalization. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2021.
SJWC’s financing activity is designed to achieve a capital structure consistent with our CPUC authorized structure of approximately 47% debt and 53% equity. As of September 30, 2021, SJWC’s funded debt and equity were approximately 48% and 52%, respectively.
Funding for SJWC’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, and the issuance of equity, all of which will be consistent with regulator guidelines.
SJWC’s unsecured senior note agreements generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2021.
On June 25, 2021, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $50,000 of its 3.00% Senior Notes, Series N (“Series N Notes”) to the Purchasers. The Series N Notes are unsecured obligations of SJWC and are due on June 25, 2051. Interest is payable semi-annually in arrears on January 1st and July 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series N Notes are outstanding. The Series N Notes are also subject to customary events of default, the occurrence of which may result in all of the Series N Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement. As of September 30, 2021, SJWC was in compliance with all such covenants.
On August 4, 2021, SJWC entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which the company sold an aggregate principal amount of $50,000 of its 3.00% Senior Notes, Series O (“Series O Notes”), due December 1, 2051. The Series O Notes are unsecured obligations of SJWC. Interest is payable semi-annually in arrears on June 1st and December 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series O Notes are outstanding. The Series O Notes are also subject to customary events of default, the occurrence of which may result in all of the Series O Notes then outstanding becoming immediately due and payable. The closing of the note purchase agreement is expected to occur on December 1, 2021. As of September 30, 2021, SJWC was in compliance with all such covenants.
SJWC’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2021, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank, and under the master loan agreement CTWS is required to comply with certain financial ratio and customary affirmative and negative covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of September 30, 2021, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank, and under its master loan agreement Connecticut Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS’s master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of September 30, 2021, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has tax-exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of September 30, 2021, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water’s unsecured senior notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreements also require Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of September 30, 2021, Connecticut Water was in compliance with all covenants under this agreement.
On August 4, 2021, Connecticut Water entered into a note purchase agreement with certain affiliates of Metropolitan Life Insurance Company, New York Life Insurance Company, the Northwestern Mutual Life Insurance Company and Pacific Life Insurance Company, pursuant to which Connecticut Water sold on August 4, 2021, an aggregate principal amount of $50,000 of its 3.07% Senior Notes, Series 2021A, due 2051 (the “2021A Notes”) and will sell on December 1, 2021, an aggregate principal amount of $50,000 of its 3.10% Senior Notes, Series 2021B, due 2051 (the “2021B Notes” and together with the 2021A Notes, the “CWC Notes”). The closing on December 1, 2021, is subject to customary closing conditions. The CWC Notes are unsecured obligations of Connecticut Water, with the 2021A Notes due on June 1, 2051, and the 2021B Notes due on December 1, 2051. Interest on the CWC Notes is payable semi-annually in arrears on June 1st and December 1st of each year. The note purchase agreement contains customary representations and warranties. Connecticut Water has agreed to customary affirmative and negative covenants for as long as the CWC Notes are outstanding. The CWC Notes are also subject to customary events of default, the occurrence of which may result in all of the CWC Notes then outstanding becoming immediately due and payable. The proceeds from the sale of the CWC Notes will be used to repay outstanding short and/or long-term borrowings, to fund Connecticut Water’s capital expenditures, and/or for other general corporate purposes. As of September 30, 2021, Connecticut Water was in compliance with all covenants under this agreement.

CLWSC’s unsecured senior note agreement has terms and conditions that restrict CLWSC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of CLWSC’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2021, CLWSC and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
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
Maine Water has First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65% and an interest coverage ratio of no less than 3 to 1, required compliance with other various financial covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of September 30, 2021, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
Maine Water has outstanding term loans with a commercial bank and under its master loan agreement, Maine Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of September 30, 2021, Maine Water was in compliance with all covenants under its master loan agreement.
On March 2, 2021, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $17,000 and a fixed interest rate of 3.89%, due March 1, 2041. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on March 18, 2021. As of September 30, 2021, Maine Water was in compliance with all financial, affirmative and negative covenants under this agreement.
Short-term Financing Agreements
As of September 30, 2021, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $260,000, of which $5,000 was available to CLWSC under a single line of credit, $140,000 was available to SJWC under a single line of credit, and $40,000 and $75,000, respectively, under a third and fourth line of credit was available to CTWS. At September 30, 2021, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $137,928. The lines of credit bear interest at variable rates. On April 23, 2021, the $140,000 line of credit of SJWC, which was set to mature and expire on June 1, 2021, was closed and replaced by a new $140,000 line of credit that will expire on December 31, 2023. On April 23, 2021, the $5,000 line of credit of CLWSC, which was set to mature and expired on June 1, 2021, was closed and replaced by a new $5,000 line of credit that will expire on December 31, 2023. The $40,000 and $75,000 lines of credit for CTWS expire May 15, 2025 and December 14, 2023, respectively. During 2021, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 1.34%. All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of September 30, 2021, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.

Equity Financing Agreement
On March 8, 2021, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, as the representative of the several underwriters named therein (the “Underwriters”), which provided for the issuance and sale by SJW Group to the Underwriters of 1,030,000 shares of our common stock, par value $0.001 per share, in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $59.00 per share. SJW Group also granted the Underwriters an option to purchase up to 154,500 additional shares of our common stock, which was exercised in full. The Offering closed on March 10, 2021, and the offering of option shares closed on March 16, 2021.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2020 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor below, there has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2020 and Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021.
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
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. Weather conditions can also affect the sources of water supply, including the need to use more purchased water than surface water during a drought, which may increase our operating expenses. For example, in response to the current drought in California, on June 9, 2021, the Valley Water declared a drought emergency and requested retailers conserve 15% of their 2019 consumption. On July 8, 2021, Governor Gavin Newsom issued a proclamation declaring a drought emergency in fifty California Counties, including Santa Clara County. San Jose Water Company has activated our Water Shortage Contingency Plan to achieve the 15% conservation target.
The implementation of mandatory or voluntary conservation measures during the current drought has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current conservation measures continue, or if new measures are imposed in response to drought conditions in the future, we may experience fluctuations in the timing of or a reduction in customer revenue. In addition, the current drought reduced the amount of available surface water, which required us to incur more costs to extract groundwater or obtain purchased water, which can significantly impact our results of operations.
Furthermore, the CPUC may approve memorandum accounts, such as a Water Conservation Memorandum Account (“WCMA”), to allow companies to recover revenue reductions due to water conservation activities and certain conservation related costs. However, collection of such memorandum accounts are subject to a review and approval process by CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. When drought conditions ease and the California State Water Board and Valley Water no longer mandate water conservation, the company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues.
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
In response to the pandemic, federal and state governments have and may continue to take actions to impose utility termination moratoriums which prohibit water companies from turning off water supplies for nonpayment of water bills. These and other events associated with the COVID-19 pandemic have reduced the incentive and ability of certain of our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our result of operations. Recently, state governments have acted to end existing utility termination moratoriums. For example, Governor Newsom in California issued Executive Order N-08-21 which was anticipated to end the suspension on customer disconnection activities on September 30, 2021. The CPUC also directed its regulated water utilities to extend the suspension on customer disconnection activities through September 30, 2021, in response to the Governor’s order. The required transition plan regarding shutoffs and terminations with customers once the moratorium end was filed and approved by the CPUC through Advice Letter 560. On September 24, 2021, the moratorium on customer disconnections in California was extended to December 31, 2021. In Connecticut, the March 12, 2020, the Public Utilities Regulatory Authority of Connecticut (“PURA”) moratorium ruling to halt shutoff for nonpayment expired on October 1, 2020. However, all public service utilities were required to submit for PURA approval their termination process, including customer communications, before resuming shutoffs for nonpayment. Connecticut Water received PURA approval of our plan for terminations on September 30, 2021, subject to the filing of specific revised customer communications. The company submitted the revised communications to PURA on October 14, 2021 and expects to resume terminations in the fourth quarter of 2021. However, if COVID-19 infection rates rise and health officials recommend more stringent measures to stop spread of the disease, state governments may decide to reverse these actions which may prolong our inability to collect fully water services bills from customers. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended, altered or terminated their business operations, their water usage may decline significantly or cease, which could adversely affect our revenue. Even though many of these legal restrictions have been eased and lifted in certain jurisdictions, including California, some of our commercial customers may decide not to open fully or at all due to their ongoing concerns with health and safety of employees at the workplace, in which case their water usage may remain at a lower level and continue to adversely impact our revenue.
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
In addition, the COVID-19 pandemic has resulted in widespread global supply chain disruptions to vendors and suppliers, which may negatively affect our business operations, including delays in procuring materials and supplies that are required for capital additions and operations. The full extent of the future impact of COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors, many of which are outside our control, including, without limitation the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on state and local economy and customer behaviors. Any of these factors may continue to adversely affect our business and financial conditions, and there is no guarantee that we will be able to quickly return to our normal operations.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On October 28, 2021, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.34 per share of common stock. The dividend will be paid on December 1, 2021, to stockholders of record as of the close of business on November 8, 2021.
Information Web Sites
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.sjwtx.com and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1	Note Purchase Agreement among The Connecticut Water Company and Purchasers listed therein, dated August 4, 2021. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2021.

10.2	Fourth Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated September 8, 2021. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 14, 2021. (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.
(2)Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	October 29, 2021	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)