Form 10-K
period 2021-12-31
SJW GROUP
filed 2022-02-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,737 million based on the closing sale price as reported on the New York Stock Exchange.
As of February 17, 2022, 30,228,919 shares of the registrant’s common stock, par value, $0.001 per share, were outstanding.
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
•SJWNE LLC, a Delaware limited liability company, was formed in 2019, and is a wholly-owned subsidiary of SJW Group. SJWNE LLC is a special purpose entity established to hold SJW Group’s investment in Connecticut Water Service, Inc. Connecticut Water Service, Inc. with its headquarters located in Clinton, Connecticut was incorporated in 1974 in the State of Connecticut. As part of the merger transaction between SJW Group and Connecticut Water Service, Inc. on October 9, 2019, Connecticut Water Service, Inc. and its subsidiaries (“CTWS”) became a wholly-owned subsidiary of SJWNE LLC. Connecticut Water Service, Inc. is a holding company with four wholly-owned subsidiaries. The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”) are public utilities in the business of providing water service to approximately 140,000 connections that serve a population of approximately 456,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
•SJWTX, Inc. was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 24,000 service connections that serve approximately 70,000 people. CLWSC’s service area comprises more than 266 square miles in the southern region of the Texas Hill Country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc. On December 17, 2021, CLWSC completed its acquisition of Kendall West Utility and Bandera East Utility, companies that provide water services, including wastewater and recycled water services in Kendall, Bandera and Medina counties which are located in south central Texas. Kendall West Utility and Bandera East Utility, together, added approximately 1,600 service connections that serve a population of approximately 5,000 people in a service area approximately 19 square miles to CLWSC’s operations. SJWTX, Inc is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In November 2021, SJWTX Holdings, Inc. (“SJWTX Holdings”) and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX, Inc. and TWOS. In addition, in 2022, SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets.
•SJW Land Company was incorporated in 1985. SJW Land Company owns undeveloped land in California and Tennessee and operates commercial buildings in Tennessee.
Together, SJWC, Connecticut Water, CLWSC, Maine Water and NEWUS, are referred to as “Water Utility Services.”
SJW Land Company and and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
Regulation and Rates
Water Utility Services are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations, which considers the timing of the recognition of certain revenues and expenses. SJW Group’s consolidated financial statements reflect the effects of the rate-making process. The rate-making process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. SJW Group’s regulated operations financing activity is designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. The following summarizes each state’s authorized rates and capital structure as of December 31, 2021:

	California	Connecticut	Texas (a)	Maine (a)
Authorized capital structure (debt/equity)	47% / 53%	47% / 53%	37% / 63%	54% / 46%
Authorized return on equity	8.90%	9.00%	10.88%	9.81%
Authorized rate base (in millions)	$958.9	$549.4	$43.3	$63.3
Estimated rate base at year-end (in millions)	$1,023.1	$613.6	$95.1	$87.6
___________________________________
(a)Represents averages over water systems operating in the state.
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
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC. The purpose of balancing and memorandum accounts is to track the under-collection or over-collection associated with such expense changes and activities for future recovery or refund considerations.
On March 17, 2020, the CPUC ordered its regulated water utilities to halt customer disconnection activities in connection with the COVID-19 pandemic. On April 2, 2020, California Governor Gavin Newsom issued Executive Order N-42-20 suspending customer disconnection activities until further notice. On April 16, 2020, the CPUC issued Resolution M-4842 directing utilities to implement emergency customer protections to assist customers such as waiving reconnection deposits, offering payment arrangements, and suspending disconnections for nonpayment. This resolution was effective for up to one year, or April 15, 2021, with the option to extend. On February 11, 2021, the CPUC approved Resolution M-4849 extending customer protections required in Resolution M-4842 through June 30, 2021. The resolution also requires water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. On April 1, 2021, SJWC filed Advice Letter 560 which includes such plan and the filing was approved on June 16, 2021. On June 11, 2021, Governor Newsom issued Executive Order N-08-21 which initially ended the suspension on customer disconnection activities on September 30, 2021. On June 16, 2021, the CPUC directed its regulated water utilities to extend the suspension on customer disconnection activities through September 30, 2021, in response to the Governor’s order. On June 23, 2021, SJWC filed Advice Letter 565 to extend Resolution M-4849’s emergency customer protections through September 30, 2021. This advice letter was approved on July 1, 2021. On July 20, 2021, the CPUC directed its regulated water utilities to continue to suspend customer disconnection activities until the sooner of further notice and direction from the CPUC or until February 1, 2022. On September 23, 2021, Governor Newsom approved Senate Bill 155, which included a provision extending the water shutoff moratorium through December 31, 2021.
SJWC filed Advice Letter No. 556 on November 16, 2020, with the CPUC requesting authorization to increase its revenue requirement by $11.8 million or 3.04% in 2021 for the final escalation year authorized in our 2018 General Rate Case Decision No. 18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 17, 2020, and new rates became effective January 1, 2021.
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

The application will undergo a year-long review process and new rates, if approved, are expected to be effective by the second quarter of 2022. Due to the processing delay, SJWC filed Advice Letter No. 573 on December 30, 2021, to request interim rates effective January 1, 2022, which will allow SJWC to retroactively apply approved rates to January 1, 2022. Interim rates are proposed to be set equal to present rates in order to avoid customer confusion and short-term bill changes. This advice letter was approved with an effective date of January 1, 2022. SJWC and the Public Advocates Office filed a settlement agreement resolving all issues in the proceeding on January 13, 2022, which will be considered by the CPUC for adoption. The settlement recognizes the need for continued investments in the water system to deliver safe and reliable water service. Additionally, it further aligns authorized and actual consumption, particularly for business customers, addresses our water supply mix challenge, and provides greater revenue recovery in the fixed charge.
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6.4 million or 1.61% in 2022. The application also proposes a rate of return of 8.11%, an increase from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30%, an increase from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. If approved, rates are expected to be effective in the third quarter of 2022.
On May 27, 2021, SJWC filed Advice Letter No. 561/561A with the CPUC requesting authorization to increase revenue by $17.3 million or 4.34% to recover the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges implemented by Santa Clara Valley Water District (“Valley Water”) and South Bay Water Recycling. This advice letter was approved with an effective date of July 1, 2021.
On June 9, 2021, Valley Water declared a water shortage emergency and mandated its retailers to reduce consumption by 15% based on 2019’s volume. On June 18, 2021, SJWC filed Advice Letter No. 563 with the CPUC to activate Stage 3 of its Rule 14.1, Water Shortage Contingency Plan, in response to Valley Water’s declaration of drought emergency and call for 15% mandatory conservation. Advice Letter No. 564 was also filed on June 9, 2021, to establish a Water Conservation Memorandum Account to track the revenue impact of authorized versus actual water consumption and the incremental expenses required to implement our mandatory water conservation plan. Similar memorandum accounts were authorized during the previous drought. Advice Letters No. 564 and 563 were approved with the effective dates of July 20, 2021, and August 5, 2021, respectively.
On August 5, 2021, SJWC filed Advice Letter No. 567 with the CPUC requesting authorization to update its Drought Allocations and Drought Surcharges program contained within its Schedule 14.1. This filing updates the program developed during the drought of 2014-2017. Advice Letter No. 567 was approved with an effective date of September 6, 2021. This approval does not authorize program activation.
On October 15, 2021, SJWC filed Advice Letter No. 569 with the CPUC requesting authorization to activate Schedule 14.1 effective November 15, 2021, as approved in Advice Letter No. 567. The drought surcharges collected will be used to offset the revenue losses tracked in the Water Conservation Memorandum Account authorized in Advice Letter No. 564. This advice letter was approved with an effective date of November 15, 2021.
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
Connecticut Water mitigates the risk associated with changes in demand through a PURA approved WRA mechanism. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows companies to implement a surcharge or surcredit as necessary to recover the revenues approved in the general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings. Projects eligible for WICA surcharges include certain types of aging utility plant, primarily water mains, meters, and service lines. Additionally, certain energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems are eligible for WICA surcharges.
On October 28, 2020, Connecticut Water filed a WICA application representing an additional 1.11% surcharge or approximately $1.0 million increase in revenues, for a cumulative WICA surcharge of 6.94% which became effective April 1, 2021. Additionally, on February 1, 2021, Connecticut Water and the Avon Water division separately filed their annual WICA reconciliation which called for a 0.09% increase and 0.80% reduction of the WICA surcharge, respectively. On March 3, 2021, in separate decisions, PURA approved a net cumulative 7.03% WICA surcharge for Connecticut Water and a net cumulative 8.51% WICA surcharge for the Avon Water division, both of which became effective on customers’ bills on April 1, 2021. The WICA surcharge was reset to zero as part of the July 28, 2021 rate case decision, and remained zero until December 31, 2021.
On January 15, 2021, Connecticut Water filed an application with PURA to amend rates for its customers, including the divisions of Avon Water and Heritage Village Water. The filing requests an increase of $20.2 million in annual revenues that includes more than $265.5 million in completed infrastructure investments that are not currently in approved rates and surcharges. On July 28, 2021, Connecticut Water received the final decision approving an increase of $5.2 million in annual revenues, a return on equity of 9.0%, with new rates effective July 28, 2021. The final decision also approved a low-income rate, tiered block rate structure for residential water customers and the cost of debt and equity percentage as requested. The final decision did not include all of the requested pro forma plant in service due to the timing of its completion. However, no plant was disallowed. Connecticut Water will seek recovery for the projects in the future. The portion of plant which is eligible for recovery through WICA was included in the October 26, 2021 WICA filing discussed below or will be included in future WICA filings. In addition, the final decision reset WICA, which was approaching its statutory caps, to zero. On August 11, 2021, Connecticut Water filed a petition for reconsideration with PURA to consider matters specific to excess deferred income taxes contained in the July 28, 2021 decision. The proposed increased revenues associated with the petition is $2.2 million. On November 17, 2021, PURA issued a final decision approving $2.1 million of Connecticut Water’s request.
On October 26, 2021, Connecticut Water filed for a WICA increase of approximately $21.7 million in completed projects. Many of the projects were those that were not considered by PURA in the rate case because of the deadline in the proceeding for pro forma capital additions. On December 22, 2021, PURA approved a WICA surcharge of 2.44% to be added to bills of all Connecticut Water customers, including those of the former The Avon Water Company and The Heritage Village Water Company, effective January 1, 2022 which is expected to generate approximately $2.6 million in additional revenue.
Long-term debt issuances for Connecticut Water require regulatory authorization which is typically obtained for a specified amount of debt to be issued during a specified period of time. On March 16, 2021, Connecticut Water filed for PURA approval for the issuance of up to $100.0 million of long-term borrowings in 2021. Connecticut Water received approval of the financings from PURA on June 9, 2021.
Texas Regulatory Affairs
CLWSC’s rates are subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT may authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Furthermore, rate cases may not be filed more frequently than once every 12 months.
On January 29, 2021, CLWSC submitted its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area water systems’ 2020 purchased water costs. The WPC is the annual filing to update the monthly per thousand gallons charge for changes in purchased water costs since the last annual true-up report. The 2020 WPC true-up report resulted in a reduction of the WPC usage rate from $0.95 dollars to $0.70 dollars per thousand gallons which became effective on March 1, 2021. In August 2021, the Guadalupe-Blanco River Authority (“GBRA”) increased its debt service rate by 82% and announced a 15% increase in the Operations & Maintenance rate and a 4% increase in the firm water rate effective September 1, 2021. CLWSC filed its annual WPC true-up report on January 31, 2022 under Docket No. 53173. The 2022 WPC usage rate will increase from $0.70 to $1.02 dollars per thousand gallons due to CLWSC under-collecting the actual cost of purchased water and GBRA increasing its rates. The new usage rate will be effective starting March 1, 2022.
The Deer Creek Ranch water system has a separate WPC. A WPC filing for Deer Creek Ranch is required only when there is a change in purchased water costs. CLWSC received notice of an increase of 4% for the Deer Creek purchased water cost from West Travis Public Utility Agency (“WTPUA”), effective in October 2021. SJWTX also received notice from the Lower Colorado River Authority (“LCRA”) of an increase of 7% per acre-foot for the firm water rate and the reservation rate. The WPC true-up report for this system was submitted on December 1, 2021, which will result in an increase in the usage charge from $1.84 to $1.87 dollars per thousand gallons, and an increase in the monthly base charge of $1.04 dollars per residential account effective January 1, 2022.
A disaster declaration was issued on February 12, 2021, by the PUCT because of severe winter weather. The PUCT issued orders under Docket No. 51812-6 which prohibited disconnections for non-payment, suspended the rules for late fees and interest, and allowed for estimated billing for the duration of the disaster declaration. On March 5, 2021, the PUCT reinstituted the utilities’ ability to resume charging late fees, and on June 15, 2021, removed the prohibition on disconnections for non-payment. The Texas Legislature passed Senate Bill No. 3 on August 6, 2021. Under this bill, utilities are obligated to report to the PUCT steps they are taking to mitigate the type of long-term power outages experienced during the February 2021 storm.

CLWSC filed its emergency preparedness plans under Docket No. 52299 on November 1, 2021. CLWSC expects to incur capital expenditures related to meeting these new requirements, largely for procurement of backup generators.
On June 28, 2021, CLWSC announced that it reached an agreement to acquire the Kendall West and Bandera East utilities in Bandera, Kendall, and Medina counties in Texas and that change in ownership applications had been filed with the PUCT under Docket No. 52281. The PUCT approved the acquisition on December 10, 2021 and the transaction closed on December 17, 2021. The acquisition increased CLWSC’s customers served by 1,600 service connections. Rates will remain the same for those customers of the acquired Certificate of Convenience and Necessity.
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
MPUC is authorized to allow a WRA mechanism to regulated water utilities. Maine’s rate-adjustment mechanism could provide revenue stabilization in divisions with declining water consumption and Maine Water expects to request usage of this mechanism in future rate filings when consumption trends support its use.
On June 17, 2020, the MPUC approved a general rate increase for Skowhegan Division customers allowing $0.2 million in additional revenue.  Per the MPUC decision, the increase was implemented in two steps: an initial 9.80% rate increase effective June 15, 2020, and a 3.51% rate increase effective July 1, 2021. The combined rate increase is 13.31%.
On March 10, 2021, Maine Water filed a general rate increase application for the Biddeford Saco Division seeking approximately $6.7 million, or 77.5%, in additional revenue. The application proposed a three step, multi-year rate plan designed to ease the transition to higher water bills over the period from July 2021 to July 2023. The primary driver for the increase in rates is the support for a new drinking water treatment facility on the Saco River, a $60.0 million project to replace the existing facility that is expected to be in service in the second quarter of 2022. On June 23, 2021, the MPUC approved the first step in the plan by adopting the proposed rate smoothing mechanism and implementing a temporary 22.65% surcharge on all customer bills. The surcharge will be in effect for one year. On September 8, 2021, Maine Water filed a supplemental application to update its request to increase base rates, initiating the second step in the rate plan. The supplemental application updates the March application and seeks $6.9 million, or 80.1% in additional revenue and provides a bill credit funded by the year one surcharge to offset a portion of the increase. The bill credit will be in effect for one year. A decision on the requested revenue increase is expected in the second quarter of 2022, corresponding with the completion of the new water treatment facility.
On October 28, 2021, Maine Water filed a WISC application with the MPUC for the Skowhegan division requesting an increase of 3%, representing approximately $0.1 million in additional revenues. The WISC application was approved on December 27, 2021, and the surcharge became effective January 1, 2022.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water and wastewater services. SJWC provides water services to approximately 231,000 connections that serve approximately one million people residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and in the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. The CTWS companies provide water service to approximately 140,000 service connections that serve a population of approximately 456,000 people in 81 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut. CLWSC provides water service to approximately 24,000 service connections that serve approximately 70,000 people in a service area comprising more than 266 square miles in the region between San Antonio and Austin, Texas. Together, the Water Utility Services distribute water to customers in their respective service areas in accordance with accepted water utility methods.
SJWC, Connecticut Water and Maine Water provide non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases. In addition, in October 1997, SJWC commenced operation of the City of Cupertino municipal water system under a 25-year lease which is due to expire in September of 2022 and was amended on January 8, 2020. The system is adjacent to the SJWC service area and has approximately 4,600 service connections. Under the terms of the lease, SJWC paid an upfront $6.8 million concession fee to the City of Cupertino that is being amortized over the contract term. SJWC assumed responsibility for all maintenance and operating costs of the system, while receiving all payments for water service. Under the terms of the amended lease agreement in 2020, SJWC agreed to make an additional up-front payment of $5 million that could be used to invest in capital improvements in Cupertino’s water system prior to the expiration of the lease. Any unspent funds at lease termination remain the property Cupertino. On November 2, 2021, the City of Cupertino approved another amendment to the current lease agreement executed on January 8, 2020. This second amendment provides the City of Cupertino options to extend the lease agreement by periods of six months, two years, or three years with modifications of additional capital improvement funds of $0.4 million, $1.6 million and $2.5 million, respectively, depending on the lease extension period option. These options are intended to provide the City of Cupertino more time, if needed, to complete its RFP process for a new lease term and conduct analyses of other alternatives for the operation of the water system.
CTWS provides contracted services to water utilities, as well as offers Linebacker® protection plans for public drinking water customers in the States of Connecticut and Maine. Linebacker plans cover a limited amount of the cost of repairs to water and wastewater service lines and in-home plumbing. Services provided are dependent on the selected plan.
SJW Land Company owns undeveloped real estate property in California and Tennessee, as well as commercial and warehouse properties in Tennessee. Chester Realty, Inc. owns commercial properties and parcels of land in Connecticut.
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
The pumps and motors at SJWC’s groundwater production facilities are propelled by electric power. SJWC has installed standby power generators at 38 of its strategic water production sites and manages a fleet of 21 portable generators deployed throughout the distribution system for power outages at remaining pumping facilities. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. Valley Water has informed SJWC that its filter plants, which deliver purchased water to SJWC, are also equipped with standby generators. In the event of a power outage, SJWC believes it will be able to prevent an interruption of service to customers for a limited period by pumping water using generator power and by using purchased water from Valley Water.
In 2021, the level of water in the Santa Clara Valley groundwater basin, which is managed by the Valley Water, experienced a decrease due to an increase in groundwater pumping by various water retailers in the region, and lower than normal local rainfall and natural recharge. As reported by Valley Water at the end of 2021, the groundwater level in the Santa Clara Plain was 2 feet lower compared to the same time in 2020. The total groundwater storage at the end of 2021 was within Stage 1 (Normal) of the Valley Water’s Water Shortage Contingency Plan. On January 1, 2022, Valley Water’s 10 reservoirs were 28% of capacity with 46,318 acre-feet of water in storage. As of December 31, 2021, SJWC’s Lake Elsman was 58.8% of capacity with 3,615 acre-feet of water, approximately 121.1% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 32.17 inches for the period from July 1, 2021 through December 31, 2021, which is 257.8% of the five-year average. Subsequent to December 31, 2021, California has returned to drier than normal weather patterns. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. SJWC’s Montevina Water Treatment Plant treated 1,350 acre-feet of water in 2021, which is 20.2% of the five-year average. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2022.

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
Connecticut Water Supply
Connecticut Water’s infrastructure consists of 65 noncontiguous water systems in the State of Connecticut.  These systems, in total, consist of approximately 1,800 miles of water main and reservoir storage capacity of 2.4 billion gallons.  The safe, dependable yield from 235 active wells and 18 surface water supplies is approximately 65 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. The Connecticut water utilities supplement their water supplies with purchase water contracts with neighboring utilities.
Texas Water Supply
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, to provide for 250 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
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
Maine Water relies on legislatively granted water rights in order to serve customers. In some instances, these rights were granted to predecessor water companies specially chartered by the Maine legislature many decades ago, with those entities later having been merged into Maine Water. The legislation incorporating these predecessor water companies did not address whether chartered rights may be transferred to another entity without special legislative action. The Maine Business Corporation Act generally provides that property and contract rights of a merged corporation are vested in the surviving corporation without reversion or impairment. In the MPUC proceedings that approved the mergers of these Maine Water predecessor companies, the survivorship of water rights was not contested.
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
Connecticut Water’s utility services hold the necessary franchises to provide water in portions of the towns of Ashford, Avon, Beacon Falls, Bethany, Bolton, Brooklyn, Burlington, Canton, Chester, Clinton, Colchester, Columbia, Coventry, Deep River, Durham, East Granby, East Haddam, East Hampton, East Windsor, Ellington, Enfield, Essex, Farmington, Griswold, Guilford, Haddam, Hebron, Killingly, Killingworth, Lebanon, Madison, Manchester, Mansfield, Marlborough, Middlebury, Naugatuck, Old Lyme, Old Saybrook, Oxford, Plainfield, Plymouth, Portland, Prospect, Simsbury, Somers, Southbury, South Windsor, Stafford, Stonington, Suffield, Thomaston, Thompson, Tolland, Vernon, Voluntown, Waterbury, Westbrook, Willington, Windsor Locks and Woodstock. Additionally, the Heritage Village Water division serves the Town of Southbury with wastewater services. None of the franchises of the Connecticut water utility services have a termination date.

Maine Water holds franchises necessary to provide water services in the towns served are Biddeford, Saco, Old Orchard Beach, Scarborough (Pine Point), Porter, Parsonsfield, Hiram, Freeport, Camden, Rockland, Rockport, Owls Head, Union, Thomaston, Warren, Bucksport, Skowhegan, Oakland, Hartland, Millinocket and Greenville. None of the franchises with Maine Water have a termination date.
CLWSC holds the franchises necessary to provide water and wastewater services to the City of Bulverde and the City of Spring Branch, which terminate in 2029 and 2036, respectively. The unincorporated areas that CLWSC serves in Comal, Blanco, Bandera, Hays, Kendall, Medina and Travis Counties do not require water service providers to obtain franchises.
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
Under Texas law, municipalities, water districts and other public agencies are authorized to engage in the ownership and operation of water systems. Such entities are empowered to acquire property, whether public or private, real or personal, by the exercise of the right of eminent domain, which entails payment to the owner of just compensation for the property taken. However, under current case law those entities may not exercise that right of eminent domain to take the entire operation of an investor-owned utility.
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
To the company’s knowledge, no municipality, water district or other public agency has any pending proceeding to condemn any part of its existing water systems. The company is also unaware of any eminent domain proceeding to take any of its property or operations.
Environmental Matters
Water Utility Services produce potable water and generates wastewater and hazardous wastes in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.
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
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment, including wastewater operations in the States of Connecticut and Texas. In 2016, SJWC began performing hazardous materials site assessments and remediation prior to the construction phase of capital projects. The site assessments are performed to remove any legacy materials and to obtain site closures from the Santa Clara County Department of Environmental Health under its Voluntary Cleanup Program.
Water Utility Services are currently in compliance with all state and local public health and environmental regulations applicable to their operations.
Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Capital Resources
In order to continue to achieve SJW Group’s mission of delivering life sustaining, high-quality water and exceptional service to families, businesses and communities, we are committed to attract, retain and develop the highest quality talent. We believe our employees are our most important asset. Throughout our organization, our employees embrace the company’s values of integrity, respect, service, compassion, trust, teamwork and transparency in everything we do. Employees participate in semi- annual employee engagement and satisfaction surveys providing feedback that enables the Company to continually assess and implement initiatives to enhance employee satisfaction and retention. Through our board and its committees, we are empowered to address factors that impact our employee strategy and drive positive change in our company and our communities. Our human capital measures and objectives focus on providing a safe and productive work environment that has clear positive and ethical values; a culture that embraces diversity, respect and equity; jobs that offer fair wages as benchmarked to the markets that we live and work in; competitive wages and benefits; and training and development opportunities that support our employees to establish and succeed in meaningful careers at SJW Group.
Basic Workforce Data
As of December 31, 2021, SJW Group had 751 full-time employees, of whom 362 were SJWC employees, 228 were Connecticut Water employees, 84 were CLWSC employees, and 77 were Maine Water employees. At SJWC, 226 employees are members of unions. Employees working for Connecticut Water, Maine Water and CLWSC are not represented by unions.
On November 12, 2019 and February 20, 2020, SJWC reached three-year bargaining agreements with the International Union of Operating Engineers, representing certain employees in the engineering department, and the Utility Workers of America, representing the majority of all non-administrative employees at SJWC covering the period from January 1, 2020 through December 31, 2022. The agreements include a 3% wage increase in 2020, 3% in 2021 and 4% in 2022 for the union workers.
Employee Safety and Pandemic Response
Aiming for a “zero-harm” culture, our vision is to manage health and safety performance to become a leader in the water services industry. Protecting the health and safety of our employees is a top priority. Our employee health and safety programs, focus on four core elements:
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
Our 2021 Sustainability Plan incorporates specific targets that set the trajectory of our safety program to ensure continuous improvement, including:
•Implement processes and systems to track, monitor, report and continually improve health and safety performance;
•Communicate the updated Health and Safety Policy to employees to promote compliance, consultation, and participation of workers on health and safety matters; and
•Strive for zero accidents and injuries.
We have implemented several management systems to plan and respond to workplace safety and training as well as incidents such as pandemics, wildfires, earthquakes, cyber threats and extreme weather, among others. The goal is to safeguard our employees’ health and safety during local, national, or global incidents. Locally, workplace hazards are identified by onsite inspections and from near-miss investigations. More broadly, the team collaborates to anticipate and plan for external events such as pandemic or for extreme weather or other external events that could impact our operations. Proactive identification of hazards keeps us one step ahead of our constantly changing workplace conditions.
During the COVID-19 pandemic, SJW Group’s primary focus has been to protect the health and safety of employees, customers and the community from the spread of the disease in the workplace, while continuing to deliver reliable, clean and safe drinking water and service. Beginning in March 2020, with additional COVID-19 protections in place, we paused all non-essential services for two months; transitioned our office employees to company-wide remote work; and dispatched field service employees from their homes to minimize transmission of the virus. As the pandemic and knowledge of the virus evolved, our safety, human resources and operations teams implemented additional guidance protocols with a focus on cleaning and disinfection of facilities, vehicles, and tools; implementing engineering and administrative controls such as social distancing; and wearing face coverings to limit the transmission of the virus. In response to various stay-at-home government orders, we implemented policies and procedures to provide the flexibility to employees who are able to work from home and support remote-working by upgrading technology infrastructure, enhancing IT capabilities and implementing processes to facilitate online and remote communications. In an effort to ensure the safety and protection of our workplace and those customers and vendors with whom we serve and work, SJW Group announced a universal vaccination requirement for all employees by January 17, 2022 for three of our operating utilities and by February 14, 2022 at SJWC. On January 22, 2022, SJWC received a letter from the National Labor Relations Board (“NLRB”) stating that it would investigate the allegations from the Utility Workers Union of America Local 259 that SJWC failed to bargain in good faith by imposing a COVID vaccine mandate and threatening to terminate noncompliant employees and for, otherwise, failing to bargain over its decision to impose the mandate. SJWC intends to cooperate with the NLRB’s investigation requests for affidavits from SJWC management and relevant documents. We continue to actively monitor all evolving federal, state and local guidance from public health authorities to ensure that our measures are in compliance with such rules and regulations and are effective in the continually changing pandemic environment.
Diversity and Inclusion
SJW Group believes that a workplace supporting diversity and inclusion not only promotes equity, teamwork, productivity and collaboration among employees, but also enables us to provide the best services to our customers, communities, and partners and enhance value for our stockholders. We are committed to fostering and maintaining a culture of diversity and inclusion, and we have been tracking our workforce demographics to identify employee teams, geographies, or seniority levels where hiring of minorities or specific demographic representation needs to be addressed. In 2021, CEO Eric Thornburg signed on to the CEO Action for Diversity & Inclusion™ CEO pledge, which outlines a specific set of actions the signatory CEOs will take to cultivate a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to have discussions about diversity and inclusion. The Company’s Diversity, Equity and Inclusion Council has implemented several impactful initiatives in 2021, including ongoing education and communications and an unconscious bias training program for all employees. We work to ensure training and development opportunities are available so that all employees can establish and succeed in meaningful careers at SJW Group. In addition, we currently comply with California’s board diversity legislation requiring a minimum number of female directors and directors from underrepresented communities on our board of directors.
Community Involvement
In support of our mission as trusted, passionate and socially responsible professionals, we are dedicated to the people and the environment of the communities where we live, work, and serve. SJW Group provides various opportunities for our employees to participate in outreach programs from free virtual education programs for adults, employee-led courses for elementary school aged children, winter coat donation drives, environmental cleanups, community events, and grant programs supporting schools and fire departments. In addition, each of our subsidiaries supports their communities through charitable donations or sponsorships with a focus on the communities served. SJWC and Connecticut Water also have matching donations for certain programs to further promote our employees’ involvement in their communities. In California, the SJWC Employees Community Fund is a 501(c)(3) charitable organization that uses funds from employee contributions and company matches to provide grants to non-profit organizations supported by our employees.
Fair Wages and Competitive Benefits
SJW Group’s future success is largely dependent upon our ability to attract and retain highly-skilled and qualified employees. Our California and Connecticut subsidiaries operate in particularly competitive labor markets, we believe our compensation package and benefit programs allow us to recruit and retain talented and qualified personnel. Our compensation and benefits programs include:
•Fair employee wages as benchmarked to the markets that our employees live and work in that are consistent with employee roles and responsibilities, skill levels, experience, and knowledge;

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
•A comprehensive annual employee performance review process pursuant to which we determine and communicate to employees annual merit increases, promotions and other changes to responsibilities and duties; and
•Eligibility for all employees to participate in health insurance, dental, vision, cafeteria plans, life and disability/accident coverage, retirement plans and/or salary deferral plans, an Employee Stock Purchase Plan, paid and unpaid leaves, a commuter assistance program, professional education and training, and tuition assistance.

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our executive officers, as of February 25, 2022:

Name	Age	Offices and Experience
Willie Brown	54
SJW Group— Vice President, General Counsel and Corporate Secretary. Mr. Brown serves as Vice President, General Counsel and Corporate Secretary of SJW Group and SJWC since June 1, 2021. Mr. Brown served as Corporate Secretary and Assistant General Counsel of SJW Group and SJWC since January 1, 2020. Since April 2018, Mr. Brown has served as counsel and Corporate Secretary of various subsidiaries of the Corporation. Since joining SJWC in 2008, Mr. Brown has held various legal positions of increasing scope and responsibly. Prior to joining SJWC, Mr. Brown was an associate at two Silicon Valley law firms and is a member of the State Bar of California.

Andrew R. Gere	55
SJWC—President and Chief Operating Officer. Mr. Gere serves as President since April 2016 and as Chief Operating Officer since April 2015. From 2013 to April 2015, Mr. Gere was Vice President of Operations. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality. Mr. Gere has been with SJWC since 1995. From October 2019 to December 2020, Mr. Gere served as Chairman of the National Association of Water Companies.

Kristen A. Johnson	55
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

James P. Lynch	62
SJW Group—Chief Accounting Officer. Mr. Lynch also serves as Chief Accounting Officer of SJWC and SJW Land Company since January 2022. Mr. Lynch served as Chief Financial Officer and Treasurer until January 2022. He also served as Chief Financial Officer and Treasurer of SJWC, SJW Land Company, and SJWTX, Inc. from September 2010 until January 2022. He served as Treasurer of SJWTX Holdings, Inc. until January 2022. Mr. Lynch served as Chief Financial Officer and Treasurer of Texas Water Alliance Limited from October 2010 until November 16, 2017. Prior to joining the Corporation Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.

Eric W. Thornburg	61
SJW Group—President, Chief Executive Officer and Chair of the Board. Mr. Thornburg serves as President and Chief Executive Officer of SJW Group and SJW Land Company and Chief Executive Officer of SJWC and SJWTX, Inc. since November 6, 2017. He has served as the Chair of the Board of Directors of SJW Group, SJWC, SJW Land Company and SJWTX, Inc. since April 25, 2018 and Chair of the Board of Directors of SJWNE LLC, CTWS and its subsidiaries since October 9, 2019. Prior to joining SJW Group, Mr. Thornburg served as President and Chief Executive Officer of CTWS since 2006, and Chair of the Board of CTWS since 2007.  Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004.  From July 2004 to January 2006, he served as Central Region Vice President-External Affairs for American Water Works Corporation.

Andrew F. Walters	51
SJW Group—Chief Financial Officer and Treasurer. Mr. Walters serves as Chief Financial Officer and Treasurer of SJWC, SJW Land Company, and SJWTX, Inc. since January 2022. Mr. Walters served as Chief Corporate Development Officer and Integration Executive of SJW Group from November 2019 until January 2022 and previously served as Chief Administrative Officer of SJWC since January 31, 2014. Mr. Walters is also currently the Vice President of Business Planning of Connecticut Water Service, Inc. and Connecticut Water Company as of November 7, 2019. Prior to joining SJWC in 2014, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013. Prior to this, Mr. Walters served in the Investment Banking Division of Citigroup as managing director and head of infrastructure for the Americas and in other roles focused on mergers and acquisitions and capital raising for clients, since 1993.

Maureen P. Westbrook	63
CTWS—President. Ms. Westbrook serves as the President of CTWS and its subsidiaries, except Maine Water, since December 2019 and President of SJWNE LLC since October 2019. Ms. Westbrook has been Chief Executive Officer of Maine Water since December 2019. Initially hired as Connecticut Water’s Manager of Source Protection, Ms. Westbrook has held various positions of increasing scope and responsibility. She had served as the Vice President of Customer and Regulatory Affairs of Connecticut Water since 2008, assuming that role for The Avon Water Company and The Heritage Village Water Company when those utilities were acquired by CTWS. Prior to joining Connecticut Water in 1988 she worked at the Connecticut Department of Public Health and in local and regional planning.

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
You may obtain electronic copies of our reports filed with the SEC on the SEC website at http://www.sec.gov.

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
Our Water Utility Services are regulated public utilities. The operating revenue of SJWC, Connecticut Water, CLWSC and Maine Water is generated primarily from the sale of water at rates authorized by the CPUC, PURA, PUCT and MPUC (the “Regulators”). The Regulators set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of our regulated operations. Consequently, our revenue and operating results depend substantially upon the rates the Regulators authorize.
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
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Please refer to Note 3 of the “Notes to Consolidated Financial Statements” for a summary of net regulatory assets. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our results of operations and financial condition.
Streamflow regulations in Connecticut could potentially impact our ability to serve our customers.
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
Climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives, which could increase Water Utility Services’ operating costs and affect our business.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide. Climate change laws and regulations enacted and proposed limit greenhouse gases emissions from covered entities and require additional monitoring/reporting. We produce a corporate social responsibility report, which provides an overview of our energy usage and greenhouse emissions. At this time, the existing greenhouse gases laws and regulations are not expected to materially harm Water Utility Services’ operations or capital expenditures. While regulation on climate change could change in light of the current federal administration’s agenda, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs
We may be at risk for litigation under the principle of inverse condemnation for activities in the normal course of business which have a damaging effect on private property.
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
We are subject to risks associated with the COVID-19 pandemic. In 2020 and 2021, numerous governmental jurisdictions, including the States of California, Connecticut, Maine and Texas where we operate our water utility services, imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19 disease. Such orders and restrictions resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and customers. Since the start of the second quarter of 2021, there has been increased availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government functions, which resulted in gradual resumption of economic and commercial activities. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk, including the Delta and most recently the Omicron variants which has increased the spread and transmission of COVID-19 disease and prompted government agencies to reinstate or impose public health measures and restrictions that were previously lifted. The continuation of such restrictions or reversal of prior orders to ease restrictions will have a negative effect on our business operations and results of operations.
In response to the pandemic, federal and state governments have and may continue to take actions to impose utility termination moratoriums which prohibit water companies from turning off water supplies for nonpayment of water bills. These and other events associated with the COVID-19 pandemic have reduced the incentive and ability of certain of our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our result of operations. Recently, state governments have acted to end existing utility termination moratoriums. In California, the most recent state executive order suspending water service disconnections due to non-payment by customers expired December 31, 2021. However, the CPUC directed that regulated water utilities continue to suspend customer disconnections until February 1, 2022. There are currently no such orders remaining in effect in the other states where we operate on suspending water service disconnections due to non-payment. However, if COVID-19 infection rates rise and health officials recommend more stringent measures to stop spread of the disease, state governments may decide to reverse these actions which may prolong our inability to collect fully water services bills from customers. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended, altered or terminated their business operations, their water usage may decline significantly or cease, which could adversely affect our revenue. Even though many of these legal restrictions have been eased and lifted in certain jurisdictions, including California, some of our commercial customers may decide not to open fully or at all due to their ongoing concerns with health and safety of employees at the workplace, in which case their water usage may remain at a lower level and continue to adversely impact our revenue.
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
Recently federal and state governments have issued orders and regulations directing employers to require their employees to be vaccinated as a condition to continuing employment, which may adversely affect our operations. In November 2021, and in response to the order by President Joseph Biden, the federal Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce a negative COVID test on a weekly basis. However, on January 13, 2022, the U.S. Supreme Court invalidated President Biden’s federal vaccine mandate holding that OSHA had exceeded its authority. Accordingly, the implementation of such federal vaccine mandate is suspended, but similar state and local mandates may continue to be enforced and implemented. In response to these regulatory developments and the need to protect the health and safety of our employees, we implemented a policy requiring our employees, subject to certain exemptions, to be vaccinated. On January 22, 2022, SJWC received a letter from the National Labor Relations Board (“NLRB”) stating that it would investigate the allegations from the Utility Workers Union of America Local 259 that SJWC failed to bargain in good faith by imposing a COVID vaccine mandate and threatening to terminate noncompliant employees and for, otherwise, failing to bargain over its decision to impose the mandate. SJWC intends to cooperate with the NLRB’s investigation requests for affidavits from SJWC management and relevant documents. These regulatory requirements and company policies may result in increased operating costs, labor disruptions or employee attrition, and if we lose employees, it may be difficult in the current competitive labor market to recruit and hire replacement employees, all of which may have an adverse effect on our business operations and financial conditions.

In addition to the above risks, we are subject to the following risks resulting from the COVID-19 pandemic and related events:
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
SJWC’s supply of water primarily relies upon three main sources: treated water purchased from Valley Water, surface water from its watershed in the Santa Cruz Mountains, and water pumped from the local groundwater basin. Changes and variations in quantities from each of these three sources including changes due to production assets being taken off-line for renovation or non-compliance with regulations affect the overall mix of the water supply, thereby affecting the cost of the water supply. If there is an adverse change to the mix of water supply and SJWC is not allowed by CPUC to recover the additional or increased water supply costs, its operating results may be adversely affected.
Valley Water receives an allotment of water from state and federal water projects. If SJWC has difficulties obtaining a high quality water supply from Valley Water due to availability, environmental, legal or regulatory actions or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from SJWC’s Santa Cruz Mountains watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, such as the record drought conditions in California in 2021, water supply from surface water sources may be low, thereby causing SJWC to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. When drought conditions occur, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
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
SJWC continues to utilize Pacific Gas & Electric’s time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. Optimization and energy management efficiency are achieved through the implementation of software applications that control pumps based on demand and cost of energy. An increase in demand or a reduction in the availability of surface water or import water could result in the need to pump more water during peak hours which will increase the cost of energy and therefore adversely affect the operating results of SJWC.

SJWC has been granted permission by CPUC to employ certain balancing accounts to track various water supply expenses and revenues. There is no assurance that CPUC will allow recovery or refund of these balances when submitted by SJWC.
CLWSC’s primary water supply is 7,650 acre-feet of water which is pumped from Canyon Lake at three lake intakes or delivered as treated water from GBRA’s Western Canyon Pipeline, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. CLWSC has a small secondary water supply specific to a distinct system located in Hays and Travis counties. This supply of 350 acre-feet is also a long-term take or pay contract. While the contracts provides a committed long-term water supply for future demand, CLWSC customers currently do not use the volume of water allowed under the contracts which increases the cost of water for existing customers, and there is no assurance that future demands up to the committed supply volume will occur. Texas faces long-term water supply constraints similar to California as described above and while current water supply exceeds demand, CLWSC may not be able to obtain adequate water supply to meet customer demand or may be required to procure more costly water from other sources.
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
Furthermore, the CPUC may approve memorandum accounts, such as a Water Conservation Memorandum Account (“WCMA”), to allow companies to recover revenue reductions due to water conservation activities and certain conservation related costs. However, collection of such memorandum accounts is subject to a review and approval process by CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. When drought conditions ease and the California State Water Board and Valley Water no longer mandate water conservation, the company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues.
Similar to SJWC, Connecticut Water and Maine Water have also been impacted by increased water conservation, as well as the use of more efficient household fixtures and appliances among residential users. There has been a trend of declining per customer residential water usage in Connecticut and Maine over the last several years. CTWS’s regulated businesses at Maine Water are heavily dependent on revenue generated from rates it charges to its residential customers for the volume of water they use. The rates Connecticut Water and Maine Water charge for its water is regulated by PURA in Connecticut and MPUC in Maine, and CTWS’s water services subsidiaries may not unilaterally adjust their rates to reflect changes in demand. A declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect usage declines in the rate setting design process. Although the legislatures in Maine and Connecticut have provided enabling legislation for water utilities to implement revenue adjustment mechanisms to allow for recovery of authorized rates where conservation has occurred and consumption has declined and such a mechanism has been approved by PURA and implemented for Connecticut Water, this mechanism has yet to be implemented at Maine Water.
A contamination event or other decline in source water quality could affect the water supply of Water Utility Services and therefore adversely affect our business and operating results.
Water Utility Services is required under drinking water regulations to comply with water quality requirements. Through water quality compliance programs, Water Utility Services monitors for contamination and pollution of its sources of water. In addition, a watershed management program provides a proactive approach to minimize potential contamination activities. There can be no assurance that Water Utility Services will continue to comply fully with all applicable water quality requirements or detect contamination timely or at all. In the event a contamination is detected, Water Utility Services must either commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from such remedies. In addition, we could be held liable for consequences arising from hazardous substances or contamination in our water supplies or other environmental damages. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
CTWS’s wastewater operations, wastewater collection and treatment and septage pumping and sludge hauling also involve various risks that could impact our company. If collection or treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage and health hazards. These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of wastewater overflow and system failure. Liabilities resulting from such damages and injuries could harm our business, financial condition, and results of operations. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
CTWS’s source water quality could be negatively impacted by a contamination event or a decline in source water quality beyond the capacity of existing treatment systems, causing the treated water to no longer meet state and federal drinking water standards. On a temporary basis, such an event could result in a Do Not Drink or Do Not Use order by state regulators. On a permanent basis, such an event could require additional treatment or the replacement of the source water supply. In either case, such an event or occurrence could cause a decline in consumer trust, significant investment or expense for remediation efforts and potential claims from customers. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
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
Information technology is key to the operation of the Water Utility Services, including but not limited to payroll, general ledger activities, outsourced bill preparation and remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions, computer viruses and security breaches could prevent us from operating or monitoring our facilities, billing and collecting cash accurately and timely analysis of financial results. In addition, we collect, process, and store sensitive data from our customers and employees, including personally identifiable information, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed without our authorization, publicly disclosed, lost or stolen which could result in legal claims or proceedings, violation of privacy laws or damage to our reputation and customer relationships. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached. In addition, we may not be able to develop or acquire information technology that is competitive and responsive to the needs of our business, and we may lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency.
In addition, we must comply with privacy rights regulations such as The California Consumer Privacy Act (“CCPA”), a state statute that became effective January 1, 2020, which enhances the privacy rights and consumer protections for California residents. Among other things, the CCPA establishes statutory damages for victims of data security breaches, and provides additional rights for consumers to obtain their data from any business that has their personally identifying information. If we fail to comply with CCPA, it may lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach, and cause us to incur other significant costs, penalties, and other liabilities, as well as harm to our reputation.
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
SJW Land Company owns real estate in California and Tennessee, and Chester Realty, Inc. owns real estate in Connecticut. The risks of investing directly in real estate vary depending on the investment strategy and investment objective and include the following:
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
As of December 31, 2021, 226 of our 751 total employees were union members. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department who are represented by the International Union of Operating Engineers. Only employees at SJWC are union members. The current three-year bargaining agreements will expire on December 31, 2022 and negotiations will begin in 2022 for the upcoming period, 2023 through 2025.
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
We incurred substantial additional indebtedness to finance our acquisition of CTWS, which may reduce our business and operational flexibility and increase our borrowing costs.
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
CTWS and its subsidiaries are required to comply with certain covenants in connection with their various long term loan agreements. The most restrictive of these covenants are the requirements to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. In the event that we violate any of these covenants, an event of default may occur and all amounts due under such bonds may be called by the Trustee, which would have an adverse effect on our business operations and financial conditions.
The phaseout of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it would phaseout LIBOR by the end of 2021. In March 2021, the FCA announced an extension of certain panels of LIBOR to continue until the end of June 2023. However, in November 2021, the FCA confirmed that it will prohibit the use of LIBOR in new contracts written after December 31, 2021. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs for both our existing debt agreements that include LIBOR interest rates and future loan agreements that we may enter into. In addition, uncertainty as to the nature of such phase out and selection of an alternative reference rate can result in disruptions in the overall financial market, which could negatively impact our ability to obtain debt financing at favorable rates. We cannot predict how the LIBOR transition will impact the interest rates and other terms of our existing debt agreements, and such transition may materially and adversely affect SJW Group’s results of operations, cash flows and liquidity.

SJW Group has committed to certain “ring-fencing” measures which will enhance CTWS’s separateness from SJW Group, which may limit SJW Group’s ability to influence the management and policies of CTWS (beyond the limitations included in other existing governance mechanisms).
Pursuant to the agreements related to the acquisition of CTWS and commitments made by SJW Group as part of the application for PURA and MPUC approval of the acquisition of CTWS, SJW Group has instituted certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its non-ring-fenced affiliates. These commitments became effective upon the closing of the acquisition.
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
A substantial number of our employees are covered by defined benefit pension plans. Our pension costs and the funded status of the plans are affected by a number of factors including the discount rate, applicable mortality tables, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation. Any change in such factors could result in an increase in future pension costs and an increase in our pension liabilities, requiring an increase in plan contributions which may adversely affect our financial conditions and results of operations.
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
We may not be able to maintain adequate insurance coverage at reasonable costs, or at all, to cover all losses incurred in our operations
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize potential liabilities arising from our operations. Our insurance programs have varying coverage limits, deductibles, exclusions and maximums, and our insurance coverages include, worker’s compensation, employer’s liability, damage to our property, general liability, pollution liability, cybersecurity, and automobile liability. Each policy includes either deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured. The insurance companies may also seek to challenge, reduce or deny any claims we submit, which may prevent us from recovering fully the losses we incurred. In addition, insurance companies may increase premium or deductible or reduce coverage limits based on factors that are beyond our control, including industry trends, financial conditions of insurance companies and catastrophic events such as wildfire, earthquake and pandemic. There can be no assurance that we can secure all necessary or appropriate insurance in the future, or that such insurance can be obtain at reasonable cost, or at all.

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
Our future success depends largely upon our ability to attract and retain highly skilled technical, operational and financial managers. There is a significant competition for such personnel in our industry. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could have an adverse effect on our business, as our management team has knowledge of our industry and customers and would be difficult to replace. We try to ensure that we offer competitive compensation and benefits as well as conduct succession planning and provide opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to grow and operate profitably.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
The properties of SJWC consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 6,500 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,488 miles of transmission and distribution mains, distribution storage of approximately 194 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
SJWC maintains all of its properties in good operating condition in accordance with customary practice for a water utility. SJWC’s groundwater pumping stations have a production capacity of approximately 247 million gallons per day and the present capacity for taking purchased water is approximately 84 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2021, a maximum and average of 133 million gallons and 99 million gallons of water per day, respectively, were delivered to the system.
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
CLWSC maintains a service area that covers approximately 266 square miles located in the southern region of the Texas hill country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties. The majority of the service area surrounds an 8,200 surface acre reservoir, Canyon Lake. CLWSC production wells have the ability to pump a combined 5.8 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually, and 81 million gallons of treated surface water from LCRA. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. CLWSC has 726 miles of transmission and distribution mains and maintains 77 storage tanks with a total storage capacity of 9.3 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 250,400 gallons per day.
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
As of December 31, 2021, SJW Land Company and Chester Realty, Inc. own approximately 101 acres of property in the State of California, 55 acres of property in the State of Tennessee and 23 acres of property in State of Connecticut.
The following table is a summary of SJW Land Company and Chester Realty, Inc. properties described previously:

				% for Year Ended December 31, 2021 of Real Estate Services
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	48%	42%
Commercial building	Knoxville, Tennessee	15	135,000	51%	57%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, CA	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	1%
Commercial building	Guilford, CT	1	1,300	—%	—%

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
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol “SJW”. As of December 31, 2021, there were 297 record holders of SJW Group’s common stock, excluding those shares in street or nominee name.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2021. The comparison assumes $100 was invested on December 31, 2015 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2016	2017	2018	2019	2020	2021
SJW Group	$100	116	103	134	134	144
Water Utility Index	$100	128	132	184	213	265
S&P 500 Index	$100	122	116	153	181	233
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

Item 6.[Reserved]

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
SJWNE LLC is a wholly-owned subsidiary of SJW Group. On October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC. Connecticut Water Service, Inc. is a holding company whose subsidiaries are primarily public utilities providing water service to approximately 140,000 service connections that serve a population of approximately 456,000 people in 81 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut.
SJWTX, Inc., doing business as CLWSC, is a public utility in the business of providing water service to approximately 24,000 service connections that serve approximately 70,000 people. CLWSC’s service area comprises more than 266 square miles in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis County in the growing region between San Antonio and Austin, Texas. On December 17, 2021, CLWSC completed its acquisition of Kendall West Utility and Bandera East Utility, companies that provide water services, including wastewater and recycled water services, in Kendall, Bandera and Medina counties which are located in south central Texas. Kendall West Utility and Bandera East Utility, together, added approximately 5,000 people through 1,600 service connections in a service area approximately 19 square miles to CLWSC’s operations. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc. SJWTX, Inc is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In November 2021, SJWTX Holdings and TWOS were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX, Inc. and TWOS. In addition, in 2022, SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets.
SJW Land Company, a wholly owned subsidiary of SJW Group, owns undeveloped land in the States of California and Tennessee, owns and operates commercial buildings in Tennessee.
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
Regional Non-tariffed Activities
Operating in accordance with guidelines established by the CPUC, SJWC provides non-tariffed services, such as water system operations, maintenance agreements and antenna site leases under agreements with municipalities and other utilities. CLWSC provides non-tariffed wholesale water service to adjacent utilities and non-tariffed wastewater services. CTWS provides non-tariffed services, such as water system operations and maintenance under agreements with municipalities and other utilities. Additionally, CTWS offers Linebacker, an optional service line protection program covering a limited amount of the cost of repairs for leaking or broken water and wastewater service lines and in-home plumbing to eligible residential customers in Connecticut and water service lines to eligible residential customers in Maine.
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
Real Estate Services
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. SJW Land Company owns undeveloped land in California and Tennessee and owns and operates commercial buildings in Tennessee. Chester Realty, Inc. owns and operates land and commercial buildings in the State of Connecticut. SJW Land Company and Chester Realty, Inc. manage its acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties.
Critical Accounting Policies
SJW Group has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. SJW Group bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 2 of “Notes to Consolidated Financial Statements.” SJW Group’s critical accounting policies are as follows:
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The company primarily adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts on a monthly basis. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require Water Utility Services to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ending December 31, 2021 and 2020.
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
Goodwill
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (>

50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group’s goodwill is primarily associated with the recent merger with CTWS on October 9, 2019. SJW Group performed an impairment analysis as of October 1, 2021. The qualitative assessment found no indicators of impairment and therefore did not perform the quantitative impairment test. No impairments occurred during 2021, 2020 or 2019.
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
SJWC employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. SJWC also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later rate recovery. Regulatory risk in California is mitigated by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service, and in some cases interim rate relief is allowed in the event of regulatory lag.
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
Infrastructure Investment
The water utility business is capital-intensive. In 2021 and 2020, company-funded capital improvements were $233,933 and $195,323, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $222,823 in 2022 and $1,311,271 over the next five years for capital improvements, subject to CPUC, PURA, PUCT, and MPUC approval. SJW Group funds these expenditures through a variety of sources, including earnings received from operations, debt and equity financing, and other borrowings. SJW Group relies upon lines of credit to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2021 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2021, production expenses accounted for approximately 50% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our water Water Utility Services’ is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2021, we had cash outflows of $23,587 for business acquisitions and water rights which we believe will allow SJW Group to expand our regulated customer base, including the recent expanded customer base in Texas as a result of the Kendall West Utility and Bandera East Utility acquisition. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. SJWC residential usage decreased 11.4% from 2020 to 2021 and increased 13.3% from 2019 to 2020. SJWC business usage decreased 2.7% and increased 1.4% from 2020 to 2021 and from 2019 to 2020, respectively. In addition, 2021 residential and business usage was lower by 0.09% and 5.25%, respectively, than the amount authorized in our 2019-2021 general rate case. Residential usage and business usage in 2020 was 12.75% higher and 2.57% lower, respectively, than the amount authorized in our 2019-2021 general rate case. CLWSC residential and business usage decreased 8.5% from 2020 to 2021 and increased 13.6% from 2019 to 2020. CTWS residential usage decreased 4.5% and business usage increased 0.9% from 2020 to 2021 With the availability of the WRA in Connecticut that allows for recovery of authorized revenues, decreases in consumption year to year do not present the same financial risk as in our other water utility services utilities.
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
SJWC believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and purchased imported water, will be sufficient to meet customer demand for 2022. In addition, SJWC actively works with Valley Water to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Connecticut Water and Maine Water believes that they will be able to meet customer demand for 2022 with their existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities. CLWSC believes that it will be able to meet customer demand for 2022 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.

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
Overview
SJW Group’s consolidated net income for the year ended December 31, 2021 was $60,478, compared to $61,515 for the same period in 2020. This represents a decrease of $1,037 or 2%, from 2020. The decrease in net income was primarily due to an increase in administrative and general expenses as a result of increased insurance costs and higher employee compensation, an increase in depreciation expense due to assets placed in service in 2020, an increase in maintenance expenses due to an increase in leak repairs, an increase in production costs due to higher average per unit costs for purchased water, groundwater extraction, energy charges, and a decrease in available surface water at SJWC, and an impairment of long-lived asset for a customer care and billing implementation project no longer being pursued by CLWSC. These increases were partially offset by an increase in revenue due to cumulative water rate increases and net recognition of certain balancing and memorandum accounts, offset by a decrease in usage. In addition, the sale of real estate investments and nonutility properties generated a pre-tax gain of $8,421 and the sale of Texas Water Alliance generated a $3,000 pre-tax gain.
COVID-19 Update
The COVID-19 pandemic has had significant impact on the global economy.  Financial impacts experienced by SJW Group due to the COVID-19 pandemic include higher uncollectible accounts receivables and increased costs from COVID-19 related prevention activities. The regulators in the states SJW Group operates have approved mechanisms to either record a regulatory asset or track in a memorandum account expenses and savings related to COVID-19. SJWC and CLWSC have determined that future recovery of the amount related to COVID-19 activities is probable and have recognized the related regulatory assets. Probability criteria have not yet been met for CTWS. If a state regulator disagrees with the calculation of recorded COVID-19 account balances, we may be required to make adjustments that could adversely affect our results of operations. SJW Group continues to monitor COVID-19 developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary. See Item 1A, “Risk Factors” and Item 7, “Liquidity and Capital Resources” for further discussion.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2021	2020	2019
Water Utility Services	$568,307	558,994	415,085
Real Estate Services	5,379	5,532	5,397
	$573,686	564,526	420,482

The change in consolidated operating revenues was due to the following factors:

	2021 vs. 2020 Increase/(decrease)		2020 vs. 2019 Increase/(decrease)
Water Utility Services:
Consumption changes	$(24,702)	(4)%	$111,183	26%
Increase in customers	2,896	1%	2,678	1%
Rate increases	25,179	4%	12,234	3%
Customer rate credits	—	—%	4,964	1%
Texas winter storm customer credits	(839)	—%	—	—%
Balancing and memorandum accounts:
Cost of capital memorandum account	6	—%	22	—%
Water Conservation Memorandum Account	3,243	1%	9,386	2%
Tax Act	3	—%	137	—%
All other	689	—%	73	—%
Other regulatory mechanisms	2,491	—%	—	—%
Other	347	—%	3,232	1%
Real Estate Services	(153)	—%	135	—%
	$9,160	2%	$144,044	34%
2021 vs. 2020
The revenue increase consists of $9,313 from Water Utility Services offset by a $153 decrease from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in authorized rates which resulted in $25,179 of additional revenue, a net increase in revenue recognized from certain balancing and memorandum accounts of $3,941, an increase due to new customers of $2,896, and an increase in other regulatory mechanisms of $2,491, partially offset by a decrease in revenue of $24,702 due to lower usage and a decrease of $839 from the winter storm credits in Texas.
2020 vs. 2019
The revenue increase consists of $143,909 from Water Utility Services and $135 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase of $111,183 due to higher customer usage primarily due to the acquisition of CTWS in October 2019. In addition, we experienced an increase in authorized rates which resulted in $12,234 of additional revenue and an increase from customer rate credits of $4,964 related to a CTWS merger commitment and as a result of our billing settlement with the CPUC. Also, in 2019, we wrote off the 2018 and 2019 WCMA balances as we determined these amounts were no longer probable of recovery. No similar write-off occurred in 2020.
Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2021	2020	2019
Residential and business	$487,038	487,675	384,448
Industrial	5,216	5,025	2,514
Public authorities	20,942	20,534	17,892
Others	45,968	45,376	18,157
Balancing and memorandum accounts and other regulatory mechanisms	9,143	384	(7,926)
	$568,307	558,994	415,085

Number of Customers

	2021	2020	2019
Residential and business	380,416	372,641	370,074
Industrial	608	605	596
Public authorities	2,387	2,406	2,398
Others	10,873	13,641	13,539
	394,284	389,293	386,607
Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2021	2020	2019
Water Utility Services	$456,539	438,318	334,963
Real Estate Services	3,585	3,510	3,751
All Other	2,403	5,028	24,289
	$462,527	446,856	363,003

The change in consolidated operating expenses was due to the following factors:

	2021 vs. 2020 Increase/(decrease)		2020 vs. 2019 Increase/(decrease)
Water production expenses:
Change in surface water supply	$3,897	1%	$18,992	5%
Change in usage and new customers	(13,534)	(3)%	33,864	10%
Purchased water and groundwater extraction charge and energy price increase	11,626	3%	588	—%
Balance and memorandum account cost recovery	1,302	—%	(3,421)	(1)%
Total water production expenses	3,291	1%	50,023	14%
Administrative and general	6,649	2%	13,129	4%
Balance and memorandum account cost recovery	942	—%	311	—%
Maintenance	2,654	1%	1,653	—%
Balance and memorandum account cost recovery	1,219	—%	—	—%
Property taxes and other non-income taxes	1,078	—%	10,818	3%
Depreciation and amortization	5,121	1%	23,687	6%
Merger related expenses	—	—%	(15,768)	(4)%
Impairment of long lived assets	2,211	—%	—	—%
Sale of nonutility property	(7,494)	(2)%	—	—%
	$15,671	3%	$83,853	23%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. Surface water, which is the least expensive water supply, is sourced from SJWC’s 6,500 acre of watershed in the Santa Cruz mountains. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rates for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase revenues to offset the rate increase.
Connecticut Water’s infrastructure consists of 65 noncontiguous water systems in the State of Connecticut.  These systems, in total, consist of approximately 1,800 miles of water main and reservoir storage capacity of 2.4 billion gallons.  The safe, dependable yield from our 235 active wells and 18 surface water supplies is approximately 65 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, to provide for 250 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
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
The following table presents the sources of water supply for water utility services:

	Source of Water Supply
	2021	2020	2019
	(million gallons) (MG)
Purchased water	19,805	21,553	21,327
Groundwater	21,229	21,248	12,038
Surface water	9,160	10,005	8,119
Reclaimed water	847	798	732
	51,041	53,604	42,216
Average water production expense per MG	$4,488	4,212	4,162
The percentages of water supply by source excluding reclaimed water by state is presented below:

	Purchased Water			Groundwater			Surface Water
	2021	2020	2019	2021	2020	2019	2021	2020	2019

California	50%	52%	56%	46%	43%	28%	1%	3%	14%
Connecticut	7%	4%	7%	32%	40%	28%	61%	56%	65%
Maine	2%	2%	2%	6%	7%	7%	92%	91%	91%
Texas	9%	5%	5%	35%	35%	41%	56%	60%	54%
Water production in 2021 for water utility services decreased 2,563 million gallons from 2020. Water production in 2020 for water utility services increased 11,388 million gallons from 2019 primarily due to a full year of CTWS operations in 2020. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2022, 2021 and 2020 was $5.0, $4.5 and $4.5 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $4.6, $4.2 and $4.2 per million gallons for Valley Water’s fiscal years 2022, 2021 and 2020, respectively. SJWC’s unaccounted-for water for 2021 and 2020 approximated 7.8% and 6.5%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and water loss reduction programs.

Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement and sunsetting in 2022. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement, $2.621 per million gallons as of December 31, 2021. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water has agreed to purchase 283 million gallons of water annually from MDC at the published retail rate, $4.05 per hundred cubic feet as of December 31, 2021.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2021.
CTWS’s unaccounted-for water for the period ending December 31, 2021 was approximately 14.3% as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by WICA and Water Infrastructure Surcharge (“WISC”) main replacement programs and lost water reduction initiatives.
The various components of operating expenses are discussed below.
Water production expenses
2021 vs. 2020
Water production expenses increased $11,626 in higher per unit costs paid for purchased water, groundwater extraction and energy charges, $3,897 as a result of decreased availability of California surface water in 2021 compared to 2020, and $1,302 due to changes in water production balancing and memorandum accounts, offset by a decrease of $13,534 due to a decrease in customer usage.
2020 vs. 2019
Water production expenses increased $33,864 due to an increase in customer usage including increases due to the October 2019 acquisition of CTWS, $18,992 as a result of decreased availability of California surface water in 2020 compared to 2019, and $588 in higher per unit costs paid for purchased water, groundwater extraction and energy charges, offset by a decrease of $3,421 due to changes in water production balancing and memorandum accounts. Valley Water did not increase the unit price of purchased water and groundwater extraction fees for their fiscal year beginning July 1, 2020.
Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.
2021 vs. 2020
Administrative and general expense increased $7,591 in 2021, or 2%, in comparison to 2020. The increase consisted primarily of $1,928 in group health insurance costs, $1,542 increase in compensation, $1,229 increase in insurance expense, $1,108 increase in uncollectible accounts due to a credit recorded in 2020 for the Current Expected Credit Loss adoption, $1,104 increase in contracted work, and $703 increase in rate case expenses.
2020 vs. 2019
Administrative and general expense increased $13,440 in 2020, or 4%, in comparison to 2019. The increase consisted primarily of $17,793 due to the addition of CTWS’s operations, partially offset by a decrease of $4,520 due to integration costs incurred in 2019 related to the merger that did not recur in 2020.
Maintenance Expense
Maintenance expense increased $3,873 in 2021, or 17%, in comparison to 2020, and increased $1,653 in 2020, or less than 1%, in comparison to 2019. The increase in 2021 was primarily due to increases of $2,402 in contract, repairs and maintenance, and materials expense as a result of increased leaks, $1,298 due to a favorable change in the probability assessment of regulatory recovery of a hydro-turbine generator project reserve established in a prior year, and $408 increase in compensation. The increase in 2020 consisted primarily of $3,639 due to the addition of CTWS’s operations, offset by a decrease of $1,745 in SJWC primarily due to a change in the probability assessment of regulatory recovery of the hydro-turbine generator project.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2021 and 2020 increased $1,078 and $10,818 from the prior years, respectively. The increase in 2021 was primarily a result of increased utility plant. The increase in 2020 was primarily due to the addition of $10,603 related to CTWS’s operations. SJW Group anticipates increases in 2022 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $5,121 in 2021, or 1%, in comparison to 2020, and increased $23,687 in 2020, or 6%, in comparison to 2019. The increases were primarily due to increases in utility plant. In addition, the increase in 2020 also included $16,380 due to the the addition of CTWS’s operations. SJW Group anticipates increases in 2022 for depreciation expense due to increases in utility plant.
Impairment of long-lived asset
Impairment of long-lived asset increased $2,211 in 2021 due to the write-off of a customer care and billing system implementation in Texas.
Sale of nonutility properties
Sale of nonutility properties increased $7,494 in 2021 primarily due to the sales of multiple vacant land properties located in California.
Other Income and Expense
The change in other (expense) income in 2021 compared to 2020 was primarily due to a $3,000 pre-tax gain on sale from the release of a holdback amount by GBRA for the sale of TWA recorded in 2017 and $1,704 decrease in pension non-service cost due to an increase on the return of pension assets and an increase in the discount rate.
The change in other (expense) income in 2020 compared to 2019 was primarily due to an increase in interest on long-term debt as a result of the issuance of SJW Group’s Series 2019A, 2019B, 2019C and 2020 notes. In addition, interest income decreased due to the use of previously invested money market funds for the merger with CTWS. The new CTWS operations generated an additional increase of $5,144 in expense.
SJW Group’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 4.1%, 4.3% and 4.4% for the years ended December 31, 2021 and 2020 and 2019.
Provision for Income Taxes
Income tax expense for 2021 was $8,369, compared to $8,380 in 2020. The effective consolidated income tax rate was 12% for 2021, 12% for 2020 and 26% for 2019. The effective income tax rate decreased from 2019 due to flow-through deductions and the absence of the write-off of non-deductible merger costs in 2020 and 2021.
Please refer to Note 7, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
Other Comprehensive (Loss) Income
The change in other comprehensive income in 2021 and 2020 was primarily due to the change in the benefit obligation for Connecticut Water’s supplemental executive retirement agreements as a result of a change in the discount rate.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Group operates. Payment delinquencies are mitigated by service interruptions due to non-payment prior to the COVID-19 pandemic. In California, the current state executive order suspending water service disconnections due to non-payment by customers expired December 31, 2021. However, the CPUC directed that regulated water utilities continue to suspend customer disconnections until February 1, 2022. There are currently no such orders effective in the other states where we operate. There is no guarantee that the Regulators will extend or reinstate such orders. As of December 31, 2021, the change in allowance for doubtful accounts was primarily due to adjustments made for the effect of COVID-19 on our customers. Impacts to allowance for doubtful accounts related to COVID-19 are being recorded for future recovery through the rate-making process. On February 3, 2022, SJWC received $9,757 through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customers accounts greater that 60-days past due as of June 30, 2021. Write-offs for uncollectible accounts remain less than 1% of total revenue consistent with prior year. Management believes that the accounts receivable aging will continue to deteriorate throughout the duration of the COVID-19 pandemic as long as the moratoriums on water service disconnections for non-payment continue in California. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. In 2021, SJW Group and its subsidiaries obtained $247,000 in funds from new long-term debt. From these amounts, SJW Group funded its 2021 capital expenditure programs refinanced certain short and long-term borrowings, and funded working capital. See Note 6 of “Notes to Consolidated Financial Statements” for discussion on the debt financing activities of SJW Group. In addition, SJW Group paid cash dividends of approximately $40,137 during the year ended December 31, 2021.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2021 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. The current Standard & Poor’s Rating Service assigned company rating for SJW Group is an A-, with a stable outlook, for SJWC is an A, with a stable outlook, and for Connecticut Water is an A- with a stable outlook.
In 2021, the common dividends declared and paid on SJW Group’s common stock represented 66% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 313 consecutive quarters and the annual dividend amount has increased in each of the last 54 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2021, SJW Group generated cash flow from operations of approximately $130,040 compared to $104,051 in 2020 and $130,005 in 2019. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items. Cash flow from operations increased in 2021 by approximately $26,000. The increase was primarily due to a combination of the following factors: (1) increase in collections of previously billed and accrued receivables by $13,000, (2) an increase in general working capital and net income adjusted for non-cash items increase by $6,800, (3) payments of previously invoiced and accrued payables or amounts, decreased by $5,200, and (4) a $5,000 up-front service concession payment that occurred in the previous year, offset by (5) an increase in accrued groundwater extraction charges, purchased water and power of $4,000. Cash flow from operations decreased in 2020 by approximately $25,900. The decrease was primarily due to a combination of the following factors: (1) a decrease in collections of the balancing and memorandum accounts by $45,300, (2) a decrease in collections of previously billed and accrued receivables by $15,000, (3) a decrease in the other noncurrent assets and noncurrent liabilities of $6,700 primarily from an increase in payments for executive and board deferrals for retirees and deferred tax changes, and (4) an up-front payment of $5,000 for renewal of the Cupertino service concession agreement, offset by (5) general working capital and net income, adjusted for non-cash items which increased by $46,100.
Cash Flow from Investing Activities
In 2021, SJW Group used approximately $234,000 of cash for Company funded capital expenditures, $23,600 for SJWTX, Inc.’s acquisition of Kendall West Utility and Bandera East Utility, $17,100 for developer funded capital expenditures, $2,800 in utility plant retirement costs, and $800 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $18,200 from the sale of Texas Water Alliance, real estate investments and nonutility properties. In 2020, SJW Group used approximately $195,300 of cash for Company funded capital expenditures, $17,100 for developer funded capital expenditures, $2,600 in utility plant retirement costs, and $400 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $1,200 from the sale of real estate investments and utility property.

Water Utility Services budgeted capital expenditures for 2022, excluding capital expenditures financed by customer contributions and advances is estimated as follows:

	Budgeted Capital Expenditures 2022
Water treatment	$25,905	12%
Wastewater treatment	6,299	3%
Source of supply	6,964	3%
Reservoirs and tanks	15,165	7%
Pump stations and equipment	14,433	6%
Equipment and other	25,465	11%
Distribution system	128,592	58%
	$222,823	100%
The 2022 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $128,592 is approximately $101,526 that is planned to be spent to replace Water Utility Services’ pipes and mains.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,311,271 in capital expenditures. A significant portion of this amount is subject to future approval from the Regulators. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021, increased by approximately $31,300 from the same period in the prior year, primarily as a result of increase in cash proceeds from long-term debt issued in current year, cash proceeds from issuances of common stock, and increase in cash receipts of advances and contributions in aid of construction, partially offset by an decrease in the amount of net borrowings on our lines of credit and an increase in payments for dividends. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, during years when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.
SJWC, CTWS and SJWTX, Inc. have unsecured bank lines of credit totaling $260,000 as of December 31, 2021. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital” below.
Sources of Capital
SJW Group’s regulated operations ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and obtain external financing through the issuance of new long-term debt or issuance of equity. The level of future earnings and the related cash flow from operations is dependent, in large part, on the timing and outcome of regulatory proceedings. SJW Group’s regulated operations financing activity is designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. See current authorized capital structures in Item 1, “Business” under “Regulation and Rates.”

Short-term Financing Arrangements
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of December 31, 2021, and 2020 are as follows:

		2021			2020
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
SJWC credit agreement (a)	December 31, 2023	$140,000	—	140,000	80,000
CTWS credit agreement	December 14, 2023	75,000	22,996	52,004	55,094
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
SJWTX, Inc. credit agreement (b)	December 31, 2023	5,000	—	5,000	—
		$260,000	62,996	197,004	175,094
___________________________________
(a)Credit agreement also provides for a letter of credit sublimit of $15,000.
(b)Credit agreement also provides for a letter of credit sublimit of $1,000.
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
Cost of borrowing on the lines of credit averaged 1.32% and 1.78% as of December 31, 2021 and 2020, respectively.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2021, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.

Long-term Financing Arrangements
SJW Group and its subsidiaries long-term debt activities are for purposes of refinancing short-term borrowings, funding capital expenditures and working capital, and repayments of maturing long-term debt. The following table summarizes the long-term debt issuances and repayments for the year ended December 31, 2021:

	Issuance (Repayment)	Activity Date	Maturity Date
SJW Group:
Senior Note, Series A, 4.35%	$(50,000)	June 2021	June 2021
SJWC:
Senior Note, Series N, 3.30%	50,000	June 2021	June 2051
Senior Note, Series O, 3.00%	50,000	December 2021	December 2051
CTWS:
Bank term loan, 4.09%	(1,269)	2021	December 2027
Bank term loan, 4.15%	(563)	2021	August 2037
Connecticut Water:
2021A Senior Note, 3.07%	50,000	August 2021	June 2051
2021B Senior Note, 3.10%	50,000	December 2021	December 2051
Connecticut Innovations Revenue Bonds, 5.00%	(22,050)	December 2021	December 2021
SJWTX, Inc.:
Bank term loan, 4.01%	20,000	May 2021	March 2041
Bank term loan, 4.11%	10,000	December 2021	March 2041
Maine Water:
Bank term loan, 3.89%	17,000	March 2021	March 2041
Senior Note, Series G, 3.89%	(900)	December 2021	December 2024
State revolving fund loans, various series, 0.00%-2.58%	(1,331)	2021	2022-2041
	$170,887
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of December 31, 2021, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
Equity Financing Arrangements
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
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.001 par value per share (the “Shares”), from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000. Pursuant to the Equity Distribution Agreement, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market prices or at negotiated prices, in block transactions, or as otherwise agreed upon by the Company and the Sales Agents. Proceeds from the sale of the shares under the Equity Distribution Agreement can be used in the financing of acquisitions, including the acquisition of the Kendall West and Bandera East utilities in Texas, infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations, and working capital over the term of the Equity Distribution Agreement as such needs arise. SJW Group issued and sold a total of 355,115 shares of common stock with a weighted average price of $70.40 per share and received approximately $24,253 in net proceeds under the Equity Distribution Agreement during the year ended December 31, 2021.
Off-Balance Sheet Arrangement/Contractual Obligations
SJW Group has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Group’s contractual obligations and commitments as of December 31, 2021 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$607,700	20,900	41,800	15,000	530,000
Bank term loans, Water Utility Services	175,590	14,795	4,500	5,000	151,295
Advances for construction, SJWC (1)	65,860	3,609	6,830	5,839	49,582
California Pollution Control Financing Authority Revenue Bonds, SJWC	120,000	—	—	—	120,000
Connecticut Innovations Revenue Bonds, Connecticut Water	22,050	—	—	—	22,050
State revolving fund loans, Maine Water	17,264	1,576	2,977	2,545	10,166
Senior notes, SJW Group	560,000	—	—	—	560,000
Bank term loans, CTWS	20,351	1,909	4,067	4,405	9,970
Total contractual cash obligation	$1,588,815	42,789	60,174	32,789	1,453,063
Total interest on contractual obligations	$931,511	60,017	114,257	109,242	647,995
___________________________________
(1) As of December 31, 2021, advances for construction was $130,693 of which $36,388 was related to non-refundable advances for construction and $28,445 was related to advances which are refundable based on service connections made.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For further discussion on uncertain tax positions, please see Note 7 of “Notes to Consolidated Financial Statements.”
Water Supply Agreements
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2021, 2020 and 2019, SJWC purchased from Valley Water 19,365 million gallons ($91,938), 21,269 million gallons ($96,212) and 21,862 million gallons ($96,285), respectively, of contract water. On June 24, 2021, Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2022. Effective February 1, 2022, the treated water contract delivery schedule will increase by 10%, and Valley Water will evaluate supply conditions and adjust the delivery schedules as appropriate. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18,756 million gallons ($92,902) of water at the current contract water rate of $5.0 per million gallons in the year ending December 31, 2022. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available. The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2022, 2021 and 2020 was $5.0, $4.5 and $4.5 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $4.6, $4.2 and $4.2 per million gallons for Valley Water’s fiscal years 2022, 2021 and 2020, respectively.
SJWC also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater. Valley Water determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the Valley Water groundwater extraction charge, SJWC also incurs power costs to pump the groundwater from the basin.
Connecticut Water has an agreement with the RWA to purchase water. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water has the option, but is under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement ($2.6 per million gallons as of December 31, 2021). Connecticut Water has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water has agreed to purchase 283 million gallons of water annually from MDC. The rate charged by the MDC at December 31, 2021 were $4.05 per hundred cubic feet.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2021.
CLWSC has long-term contracts with the GBRA. The agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 7,650 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided GBRA gives CLWSC a 60-day written notice on the proposed adjustment. CLWSC also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, for 250 acre-feet of water per each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Employee Benefit Arrangements
SJWC and CTWS sponsor noncontributory defined benefit pension plans and provide health care and life insurance benefits for retired employees. In 2021, SJWC and CTWS contributed $13,147 and $669 to the pension plans and other postretirement benefit plans, respectively. In 2022, SJWC and CTWS expect to make required and discretionary cash contributions of up to $8,820 to the pension plans and other postretirement benefit plans. The amount of required contributions for years thereafter is not actuarially determinable.
SJWC’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, SJWC is committed to pay approximately $498 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CTWS’s other benefit obligations include employees’ postretirement benefits, supplemental executive retirement agreements and deferred compensation agreements and plan. Future payments may fluctuate depending on the contribution rates of employees into the deferred compensation plan and the life span of the retirees and as current officers and executives retire. Under these benefit plans, CTWS is committed to pay approximately $846 annually to former officers and directors.
Recently Adopted Accounting Policies and New Accounting Pronouncements
See Note 2 of “Notes to Consolidated Financial Statements” for a discussion of recently adopted accounting policies and new accounting pronouncements for the year ended December 31, 2021.

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SJW Group:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Impact of Rate Regulation on the Financial Statements — Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s water and wastewater services. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as depreciable utility plant; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s financial statement line items and disclosure impacted by rate regulation and the high degree of subjectivity involved in assessing the impact of regulatory decisions on the financial statements. Management judgments include assessing the probability of (1) recovery in future rates of incurred costs and (2) the requirement to refund amounts to customers. Given that management’s accounting judgements are based on consideration of evidence, such as regulatory rules and decisions, past practice, and other facts and circumstances, and uncertain outcome of future regulatory decisions, auditing these judgements required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities and pervasive impact on the financial statements.
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
February 25, 2022
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SJW Group:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows of SJW Group and subsidiaries (the “Company”) for the year ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the years ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Utility plant:
Land	$39,004	36,845
Depreciable plant and equipment	3,381,908	3,198,060
Construction in progress	176,427	109,976
Intangible assets	36,276	35,167
	3,633,615	3,380,048
Less accumulated depreciation and amortization	1,136,116	1,045,136
	2,497,499	2,334,912
Real estate investments and nonutilty properties	57,632	58,129
Less accumulated depreciation and amortization	15,951	14,783
	41,681	43,346
Current assets:
Cash and cash equivalents:
Cash	10,908	5,269
Restricted cash	1,211	4,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $4,600 and $3,891 in 2021 and 2020, respectively	53,699	46,832
Income tax	2,308	7,041
Other	4,735	4,269
Accrued unbilled utility revenue	44,026	44,950
Current regulatory assets, net	2,629	1,748
Prepaid expenses	9,667	8,097
Other current assets	4,902	5,125
	134,085	127,331
Other assets:
Net regulatory assets, less current portion	151,992	156,482
Investments	15,784	14,367
Goodwill	640,471	628,144
Other	10,883	6,883
	819,130	805,876
	$3,492,395	3,311,465

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2021	2020
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2021 and 2020; issued and outstanding 30,181,348 shares in 2021 and 28,556,605 shares in 2020	$30	29
Additional paid-in capital	606,392	510,158
Retained earnings	428,260	408,037
Accumulated other comprehensive (loss)	(163)	(1,064)
Total stockholders’ equity	1,034,519	917,160
Long-term debt, less current portion	1,492,935	1,287,580
	2,527,454	2,204,740
Current liabilities:
Lines of credit	62,996	175,094
Current portion of long-term debt	39,106	76,241
Accrued groundwater extraction charges, purchased water and power	17,200	19,184
Accounts payable	30,391	34,200
Accrued interest	14,174	12,861
Accrued payroll	11,583	14,012
Other current liabilities	27,821	19,203
	203,271	350,795
Deferred income taxes	200,451	191,415
Advances for construction	130,693	125,027
Contributions in aid of construction	316,479	296,105
Postretirement benefit plans	89,998	121,597
Other noncurrent liabilities	24,049	21,786
Commitments and contingencies
	$3,492,395	3,311,465

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2021	2020	2019
Operating revenue	$573,686	564,526	420,482
Operating expense:
Production Expenses:
Purchased water	98,231	100,723	99,118
Power	13,511	13,330	7,443
Groundwater extraction charges	75,866	71,359	43,917
Other production expenses	41,475	40,380	25,291
Total production expenses	229,083	225,792	175,769
Administrative and general	87,332	79,741	66,301
Maintenance	26,031	22,158	20,505
Property taxes and other non-income taxes	30,964	29,886	19,068
Depreciation and amortization	94,400	89,279	65,592
Gain on sale of nonutility properties	(7,494)	—	—
Impairment of long-lived asset	2,211	—	—
Merger related expenses	—	—	15,768
Total operating expense	462,527	446,856	363,003
Operating income	111,159	117,670	57,479
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(54,339)	(54,255)	(31,796)
Pension non-service cost	1,330	(374)	(3,158)
Gain on sale of Texas Water Alliance (“TWA”)	3,000	—	—
Gain on sale of real estate investments	927	948	929
Interest income on money market fund	—	—	6,536
Other, net	6,770	5,906	2,091
Income before income taxes	68,847	69,895	32,081
Provision for income taxes	8,369	8,380	8,454
Net income before noncontrolling interest	60,478	61,515	23,627
Less net income attributable to the noncontrolling interest	—	—	224
SJW Group net income	60,478	61,515	23,403
Other comprehensive income:
Unrealized gain (loss) on investment, net of taxes of $68 in 2021, $247 in 2020 and $43 in 2019	185	(310)	117
Adjustment to pension benefit plans, net of taxes of $264 in 2021, $(324) in 2020 and $22 in 2019	716	(880)	9
SJW Group comprehensive income	$61,379	60,325	23,529
SJW Group earnings per share
—Basic	$2.04	2.16	0.82
—Diluted	$2.03	2.14	0.82
Weighted average shares outstanding
—Basic	29,601,284	28,521,900	28,443,052
—Diluted	29,735,533	28,694,986	28,562,546
See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2018	28,404,316	$28	495,366	393,918	—	—	889,312
Net income	—	—	—	23,403	—	224	23,627
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	—	97
Distribution to noncontrolling interest	—	—	—	—	—	(224)	(224)
Unrealized income on investment, net of tax effect of $43	—	—	—	—	117	—	117
Adjustment to pension benefit plans, net of taxes of $22	—	—	—	—	9	—	9
Share-based compensation	—	—	3,406	(93)	—	—	3,313
Share-based compensation related to business combination	—	—	6,384	—	—	—	6,384
Issuance of restricted and deferred stock units	21,909	—	(110)	—	—	—	(110)
Employee stock purchase plan	30,283	—	1,603	—	—	—	1,603
Common stock issued, net of costs	—	—	(10)	—	—	—	(10)
Dividends paid ($1.20 per share)	—	—	—	(34,134)	—	—	(34,134)
Balances, December 31, 2019	28,456,508	28	506,639	383,191	126	—	889,984
Net income	—	—	—	61,515	—	—	61,515
Unrealized loss on investment, net of tax effect of $247	—	—	—	—	(310)	—	(310)
Adjustment to pension benefit plans, net of taxes of $(324)	—	—	—	—	(880)	—	(880)
Share-based compensation	—	—	3,553	(160)	—	—	3,393
Issuance of restricted and deferred stock units	68,347	1	(1,864)	—	—	—	(1,863)
Employee stock purchase plan	31,750	—	1,830	—	—	—	1,830
Dividends paid ($1.28 per share)	—	—	—	(36,509)	—	—	(36,509)
Balances, December 31, 2020	28,556,605	29	510,158	408,037	(1,064)	—	917,160
Net income	—	—	—	60,478	—	—	60,478
Unrealized gain on investment, net of tax effect of $68	—	—	—	—	185	—	185
Adjustment to pension benefit plans, net of taxes of $264	—	—	—	—	716	—	716
Share-based compensation	—	—	4,246	(118)	—	—	4,128
Issuance of restricted and deferred stock units	49,824	—	(1,066)	—	—	—	(1,066)
Employee stock purchase plan	35,304	—	2,026	—	—	—	2,026
Common stock issuance, net of costs	1,539,615	1	91,028	—	—	—	91,029
Dividends paid ($1.36 per share)	—	—	—	(40,137)	—	—	(40,137)
Balances, December 31, 2021	30,181,348	$30	606,392	428,260	(163)	—	1,034,519

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2021	2020	2019
Operating activities:
Net income before noncontrolling interest	$60,478	61,515	23,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,474	91,622	68,489
Deferred income taxes	(2,851)	(5,497)	(1,249)
Share-based compensation	4,246	3,553	3,406
Gain on sale of TWA, real estate investments and nonutility properties	(11,421)	(948)	(909)
Allowance for equity funds used during construction	(1,926)	(1,249)	—
Impairment of long-lived asset	2,211	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(5,931)	(18,918)	(3,860)
Accounts payable and other current liabilities	4,843	(357)	1,946
Accrued groundwater extraction charges, purchased water and power	(1,984)	1,973	2,853
Tax receivable and accrued taxes	(6,416)	(3,557)	(6,044)
Postretirement benefits	(4,312)	(2,965)	(4,000)
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	(14,629)	(14,459)	30,838
Up-front service concession payment	—	(5,000)	—
Other noncurrent assets and noncurrent liabilities	13,381	751	7,439
Other changes, net	(2,123)	(2,413)	7,469
Net cash provided by operating activities	130,040	104,051	130,005
Investing activities:
Additions to utility plant:
Company-funded	(233,933)	(195,323)	(164,325)
Contributions in aid of construction	(17,096)	(17,096)	(13,563)
Additions to real estate investment	(826)	(435)	(137)
Payments for business/asset acquisitions	(23,587)	—	(835,465)
Cost to retire utility plant, net of salvage	(2,781)	(2,556)	(5,026)
Proceeds from sale of TWA, real estate investments and nonutility properties	18,228	1,151	745
Net cash used in investing activities	(259,995)	(214,259)	(1,017,771)
Financing activities:
Borrowings from lines of credit	96,625	276,174	105,349
Repayments of lines of credit	(208,722)	(218,289)	(192,055)
Long-term borrowings	247,000	85,000	590,000
Long-term borrowings held as restricted cash	—	4,000	5,000
Repayments of long-term borrowings	(76,113)	(28,931)	(1,400)
Dividends paid	(40,137)	(36,509)	(34,134)
Receipts of advances and contributions in aid of construction	26,438	23,874	18,904
Refunds of advances for construction	(2,852)	(2,767)	(2,911)
Issuance of common stock, net of issuance costs	91,028	—	(10)
Other changes, net	(462)	(1,019)	(3,755)
Net cash provided by financing activities	132,805	101,533	484,988
Net change in cash, cash equivalents and restricted cash	2,850	(8,675)	(402,778)
Cash, cash equivalents and restricted cash, beginning of year	9,269	17,944	420,722
Cash, cash equivalents and restricted cash, end of year	12,119	9,269	17,944
Less restricted cash, end of year	1,211	4,000	5,000
Cash and cash equivalents, end of year	$10,908	5,269	12,944

Cash paid during the year for:
Interest	$58,175	59,955	32,138
Income taxes	$8,466	10,380	16,448
Supplemental disclosure of non-cash activities:
(Decrease) Increase in accrued payables for construction costs capitalized	$(5,436)	1,448	(516)
Utility property installed by developers	$2,659	9,779	3,077

See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except share and per share data)

Note 1.Organization and Operations
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SJW Group, its wholly owned subsidiaries, and two variable interest entities in which two SJW Group subsidiaries are the primary beneficiaries. The accounting policies of SJW Group’s subsidiaries comply with the applicable uniform system of accounts prescribed by the respective regulators. All intercompany transactions and balances have been eliminated in consolidation. The accounting policies of SJW Group’s subsidiaries comply with the applicable uniform system of accounts prescribed by the respective regulators and conform to generally accepted accounting principles for rate-regulated public utilities. SJW Group’s subsidiaries are as follows:
San Jose Water Company (“SJWC”), is a regulated California water utility providing water service to approximately 231,000 connections that serve approximately one million people in the greater metropolitan San Jose area. Approximately 92% of SJWC’s revenues are derived from the sale of water to residential and business customers.
SJWNE, LLC is a special purpose entity holding company for SJW Group’s investment in Connecticut Water Service, Inc. Connecticut Water Service, Inc., headquartered in Connecticut, is a holding company for water utilities companies providing water service to approximately 140,000 connections that serve a population of approximately 456,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. Connecticut Water Service, Inc. and its subsidiaries (“CTWS”) became a wholly-owned subsidiary of SJWNE LLC which is a wholly-owned subsidiary of SJW Group (see, Note 14, “Business Combinations”) in 2019. The subsidiaries held by Connecticut Water Service, Inc. that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 24,000 service connections that serve a population of approximately 70,000 people. CLWSC’s service area comprises more than 266 square miles in the southern region of the Texas Hill Country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties, the growing region between San Antonio and Austin, Texas. On December 17, 2021, CLWSC completed its acquisition of Kendall West Utility and Bandera East Utility, companies that provide water services, including wastewater and recycled water services, in Kendall, Bandera and Medina counties which are located in south central Texas. Kendall West Utility and Bandera East Utility, together, added approximately 5,000 people through 1,600 service connections in a service area approximately 19 square miles to CLWSC’s operations. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc. SJWTX, Inc is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In November 2021, SJWTX Holdings, Inc. (“SJWTX Holdings”) and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX, Inc. and TWOS. In addition, in 2022, SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets.
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

Note 2.Summary of Significant Accounting Policies
Recently Adopted Accounting Principles
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes”, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for SJW Group in the first quarter of fiscal year 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Depreciable Utility Plant and Equipment
The major components of depreciable plant and equipment as of December 31, 2021 and 2020 are as follows:

	2021	2020
Equipment	$598,285	567,904
Transmission and distribution	1,802,008	1,699,953
Office buildings and other structures	981,615	930,203
Total depreciable plant and equipment	$3,381,908	3,198,060
Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years
For the years 2021, 2020 and 2019, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.2%, 3.2% and 3.8%, respectively. Depreciation expense for utility plant for the years ended December 31, 2021, 2020 and 2019 was $91,906, $86,823 and $63,785, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
As of December 31, 2021 and 2020, accrued payables for additions to depreciable utility plant were $20,579 and $24,571, respectively.
Allowance For Funds Used During Construction (“AFUDC”)
AFUDC represents the capitalized costs of borrowed funds or a return on equity funds used to finance utility plant under construction and is capitalized as part of construction work in progress. AFUDC is recorded to the extent approved by the respective states’ utility regulators and is recovered through water rates as the utility plant depreciates. The amount of interest capitalized in 2021, 2020 and 2019 was $4,422, $4,133 and $4,323, respectively. Interest on long-term debt is presented net of amounts capitalized on the Consolidated Statement of Comprehensive Income. The amount of equity funds capitalized in 2021, 2020 and 2019 was $1,926, $1,249 and $198, respectively, reflected in “Other, net” on the Consolidated Statement of Comprehensive Income. Prior to the merger with CTWS on October 9, 2019, SJW Group did not have AFUDC for equity funds.
Intangible Assets
Intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years (see Note 8, “Utility Plant Intangible Assets”).

Real Estate Investments and Nonutility Properties
Real estate investments and nonutility properties are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments and nonutility properties are recorded as a component of other (expense) income and operating expense, respectively, in the Consolidated Statements of Comprehensive Income. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from rate base for rate-setting purposes. SJWC recognizes gain/loss on disposition of nonutility property in accordance with California Public Utilities Commission (“CPUC”) Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. CTWS and CLWSC do not have regulatory restrictions on the use of proceeds from the sale of nonutility property. There is no depreciation associated with Water Utility Services nonutility property as it is all undeveloped land.
The major components of real estate investments and nonutility properties as of December 31, 2021 and 2020 are as follows:

	2021	2020
Land	$12,615	14,168
Buildings and improvements	45,017	43,961
Total real estate investments and nonutility properties	$57,632	58,129
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
On October 29, 2021, San Jose Water sold two nonutility properties located in San Jose, California for $13,150. SJW Group recognized a pre-tax gain on the sale of nonutility properties of $7,230, after selling expenses of $277 for one of the properties sold, and a gain of $5,442 was deferred on the other nonutility property pending CPUC review. On February 15, 2022, the CPUC review was completed and the deferred gain will be recognized in the first quarter of 2022.
Also, on October 29, 2021, SJW Land sold undeveloped land located in San Jose, California for $2,600. SJW Group recognized a pre-tax gain on the sale of real estate investments of $927, after selling expenses of $121.
On September 28, 2020, SJWC sold six nonutility properties located in Los Gatos, California for $1,075. SJW Group recognized a pre-tax gain on the sale of real estate investments of $1,048, after selling expenses of $22.
Real estate investments include $58,330 and $57,273 as of December 31, 2021 and 2020, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2021:

Year ending December 31:	Rental Revenue
2022	$4,251
2023	4,230
2024	2,990
2025	2,912
2026	3,075
Thereafter	4,753
Business Combinations
SJW Group applies the provisions of Accounting Standards Codification (“ASC”) Topic 805—“Business Combinations” for the purchase accounting related to business acquisitions. Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While SJW Group uses best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. As a result, during the one year measurement period from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Income. Accounting for business combinations requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired company’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although SJW Group believes the assumptions and estimates made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. See Note 14, “Business Combinations” for further discussion.
Impairment of Long-Lived Assets and Goodwill
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, goodwill, regulatory assets, real estate investments and intangible assets. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. During the year ended December 31, 2021, SJW Group determined that an implementation project for a customer care billing system at CLWSC will no longer be pursued and accordingly wrote-off $2,211 of accumulated costs for the project that were previously recorded as construction in progress on the consolidated balance sheets. No impairments occurred during 2020 and 2019.
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group’s goodwill is primarily associated with the recent merger with CTWS in 2019. As of October 1, 2021, SJW Group performed a qualitative assessment and found no indicators of impairment and therefore did not perform the quantitative impairment test. No goodwill impairments occurred during 2021, 2020 or 2019.
Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents primarily consist of cash on deposit with banks with maturities of three months or less from the date of purchase. Restricted funds consist of proceeds from state revolving fund bond issuances to Maine Water of $4,000 on December 23, 2020, for capital expenditures. Proceeds are held by a trustee for the bonds and as funding conditions are met, funds are released. As of December 31, 2021, $2,789 of the proceeds from the December 23, 2020, bond were released by the trustee, and a balance of $1,211 remains. No bond issuances of this nature took place during 2021.
Financial Instruments and Investments
The following instruments are not measured at fair value on the company’s consolidated balance sheets but require disclosure of fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of long-term debt is discussed in Note 6, “Long-Term Debt” and pension plan assets in Note 11, “Benefit Plans”.

SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. The value of these contracts is based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Other investments” on SJW Group’s Consolidated Balance Sheets. As of December 31, 2021 and 2020, the value of the company owned life insurance was $8,026 and $8,026, respectively, of which $4,191 and $4,311, respectively, was related to assets to fund CTWS’ supplemental retirement plan agreements. See discussion on pension plans in Note 11, “Benefit Plans”.
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
Advances for Construction and Contributions in Aid of Construction
In California, advances for construction received after 1981 are primarily refunded ratably over 40 years. In Connecticut and Maine, advances for construction are refunded as services are connected to the main, over periods not exceeding 15 years and in Texas advances for construction are non-refundable. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2022	$3,609
2023	3,548
2024	3,282
2025	3,030
2026	2,809
Thereafter	49,582
As of December 31, 2021, advances for construction were $130,693 of which $36,388 was related to non-refundable advances for construction and $28,445 was related to advances which are refunded based on service connections made. As of December 31, 2021 and 2020, the fair value of the advances for construction refunded ratably over 40 years is $51,067 and $50,391, respectively.
Contributions in aid of construction represent funds received from developers that are not refundable under applicable regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.
Customer advances and contributions in aid of construction received subsequent to 1986 and prior to June 12, 1996, generally must be included in federal taxable income, except for CTWS. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and are amortized over 40 years for advances and over the tax depreciable life of the related asset for contributions. Receipts subsequent to June 12, 1996, are generally exempt from federal taxable income, unless specifically prescribed under treasury regulations, including CTWS.
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

As of December 31, 2021 and 2020, the asset retirement obligation is as follows:

	2021	2020
Retirement obligation	$4,511	4,619
Discount rate	6%	6%
Retirement obligation, present value	$925	939
Revenue
Management has determined that the company has principally five categories of revenues.
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
The second category is recognized in accordance with ASC Topic 980-605-25, “Alternative Revenue Programs”. Under Programs established by the CPUC and Public Utilities Regulatory Authority of Connecticut (“PURA”), allowing for automatic adjustment of future rates, the company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months of the year-end in which the revenue is recognized. A reserve, based on an estimate of actual usage over the recovery period, is recorded for amounts SJW Group estimates will not be collected within the 24-month period. SJW Group’s alternative revenue programs include SJWC’s Water Conservation Memorandum Account (“WCMA”) and CTWS’s Water Rate Adjustment mechanism (“WRA”).
•The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC records the lost revenue captured in the WCMA balancing accounts. In 2021, with the declaration of a drought emergency and conservation mandates in California by Governor Gavin Newsom and Santa Clara Valley Water District (“Valley Water”), SJWC obtained approval to reestablish a WCMA effective July 20, 2021. For the year ended December 31, 2021, SJWC recognized $3,243 in lost revenues accumulated in the WCMA. In December 2019, CPUC denied SJWC’s request to recover the 2018 WCMA balance due to drought mandatory conservation mandates that ended in 2017. As a result of the decision, during the year ended December 31, 2019, SJWC wrote off a total balance of $9,386 related to 2018 lost revenue and $639 related to 2019 lost revenue that was recorded in the 2018 and 2019 WCMA accounts, respectively.
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
The third and fourth category represents the impact of other balancing and memorandum accounts and other regulatory mechanisms that are accounted for under FASB ASC Topic 980 - “Regulated Operations”. Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
The last category, rental income, represents lease rental income. Tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset.

The major streams of revenue for SJW Group are as follows:

	2021	2020	2019
Revenue from contracts with customers	$559,568	549,270	447,720
Alternative revenue programs, net	5,304	(493)	(18,232)
Other balancing and memorandum accounts, net	5,138	11,856	(30,092)
Other regulatory mechanisms, net	(1,703)	(1,639)	15,689
Rental income	5,379	5,532	5,397
	$573,686	564,526	420,482
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2021, 2020 and 2019, the surcharge was $5,691, $4,911 and $4,955, respectively.
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
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units of 16,347, 22,396 and 27,082 as of December 31, 2021, 2020 and 2019, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 3.Regulatory Matters
Regulation
Water Utility Services are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations, which considers the timing of the recognition of certain revenues and expenses. SJW Group’s consolidated financial statements reflect the effects of the rate-making process. The rate-making process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity.
Regulatory Assets, Net
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
If the utility determines that it is no longer probable that regulatory assets would be recovered or reflected in future rates, or if the utility ceased to be subject to rate regulation, the regulatory assets would be charged against income in the period in which that determination was made. If regulatory accounting did not apply, the utility’s future financial results could become more volatile as compared to historical financial results due to the differences in the timing of expense or revenue recognition.

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
SJW Group’s net regulatory assets not earning a return primarily included postretirement pensions and other medical benefits unfunded amounts, and business combinations debt premium, net. The total amount of net regulatory assets not earning a return at December 31, 2021 and 2020, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $84,887 and $119,236, respectively.
Regulatory assets, net are comprised of the following as of December 31:

	2021	2020
Regulatory assets:
Income tax temporary differences, net (a)	$22,420	6,230
Postretirement pensions and other medical benefits	62,197	94,362
Business combinations debt premium	19,937	22,479
Balancing and memorandum accounts, net	38,334	25,463
WRA (b)	2,588	323
Other, net (c)	9,145	9,373
Total regulatory assets, net	154,621	158,230
Less: current regulatory asset, net	2,629	1,748
Total regulatory assets, net, less current portion	$151,992	156,482
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
All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first. As of December 31, 2021, the total balance in SJWC’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $2,312.

SJWC met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded regulatory assets, net, as follows:

	For the year ended December 31, 2021
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
Monterey Water Revenue Adjustment Mechanism (“MWRAM”)	$12,077	4,788	1	16,866
WCMA (a)	666	3,243	(375)	3,534
Cost of capital memorandum accounts	(1,561)	(2)	—	(1,563)
Tax memorandum account	333	—	—	333
All others	(1,472)	750	3	(719)
Total revenue accounts	10,043	8,779	(371)	18,451

Cost-recovery accounts:
Water supply costs	8,123	2,421	1	10,545
Pension	3,478	1,464	(1)	4,941
PRVMA (b)	1,108	1	(402)	707
CEMA (c)	2,266	979	—	3,245
All others	445	—	—	445
Total cost-recovery accounts	15,420	4,865	(402)	19,883

Total	$25,463	13,644	(773)	38,334

	For the year ended December 31, 2020
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$7,015	2,464	2,598	12,077
WCMA	708	—	(42)	666
Cost of capital memorandum accounts	(1,553)	(8)	—	(1,561)
Tax memorandum account	(6,643)	(2)	6,978	333
All others	(1,467)	62	(67)	(1,472)
Total revenue accounts	(1,940)	2,516	9,467	10,043

Cost-recovery accounts:
Water supply costs	4,328	3,828	(33)	8,123
Pension	2,449	1,008	21	3,478
PRVMA (b)	—	1,219	(111)	1,108
CEMA (c)	—	2,266	—	2,266
All others	446	3	(4)	445
Total cost-recovery accounts	7,223	8,324	(127)	15,420

Total	$5,283	10,840	9,340	25,463
___________________________________
(a)In 2021, with the declaration of a drought emergency and conservation mandates in California by Governor Gavin Newsom and Valley Water, SJWC obtained approval to reestablish a WCMA effective July 20, 2021. For the year ended December 31, 2021, SJWC recognized $3,243 in lost revenues accumulated in the WCMA.
(b)On August 27, 2020, the Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”) costs of $1,219 were approved for recovery by the CPUC.
(c)On March 4, 2020, the California Governor declared a State of Emergency related to COVID-19. In response, the CPUC ordered its regulated water utilities to implement emergency customer protections in accordance with the Company’s Disaster Relief Customer Protections and Outreach Plan, including waiving reconnection deposits, offering payment arrangements, suspending water service disconnections due to non-payment and requiring water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. The customer protections currently extend through February 1, 2022. As a result, CPUC authorized water utilities to activate a COVID-19 Catastrophic Event Memorandum Account (“CEMA") in order to track savings and costs related to SJWC’s response, which includes labor and materials, increases in bad debt from the suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The CEMA was activated for SJWC through the filing of Advice Letter 546 on March 19, 2020. SJWC anticipates requesting recovery of the COVID-19 pandemic response costs in a future general rate case or other filings. SJWC has determined that future recovery of the account is probable and recognized a regulatory asset of $979 and $2,266 in the years ended December 31, 2021 and 2020, respectively.

Note 4.Capitalization
SJW Group is authorized to issue 70,000,000 shares of common stock of $0.001 par value per share. At December 31, 2021 and 2020, 30,181,348 and 28,556,605, respectively, shares of common stock were issued and outstanding.
As of December 31, 2021 and 2020, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.
On March 8, 2021, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, as the representative of the several underwriters named therein (the “Underwriters”), which provided for the issuance and sale by SJW Group to the Underwriters 1,030,000 shares of common stock, par value $0.001 per share, in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $59.00 per share. SJW Group also granted the Underwriters an option to purchase up to 154,500 additional shares of common stock, which was exercised in full. The Offering closed on March 11, 2021, and the offering of option shares closed on March 16, 2021. SJW Group received net proceeds of approximately $66,775 from the Offering and the sale of option shares, after deducting the underwriting discounts and commissions and offering expenses. SJW Group used the proceeds from the offerings to pay down a bank line of credit agreement, dated as of June 1, 2016, between SJWC and JPMorgan Chase Bank, N.A. and for general corporate purposes, which included, among other things, financing infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations and working capital.
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which the Company may offer and sell shares of its common stock, $0.001 par value per share (the “Shares”), from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000 (the “Offering”). Pursuant to the Equity Distribution Agreement, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market prices or at negotiated prices, in block transactions, or as otherwise agreed upon by the Company and the Sales Agents. Proceeds from the sale of the shares under the Equity Distribution Agreement can be used in the financing of acquisitions, including the acquisition of the Kendall West and Bandera East utilities in Texas, infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations, and working capital over the term of the Equity Distribution Agreement as such needs arise. SJW Group issued and sold a total of 355,115 shares of common stock with a weighted average price of $70.40 per share and received approximately $24,253 in net proceeds under the Equity Distribution Agreement during the year ended December 31, 2021.

Note 5.Lines of Credit
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of agreements as of December 31, 2021 and 2020 are as follows:

		2021			2020
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
SJWC credit agreement (a)	December 31, 2023	$140,000	—	140,000	80,000
CTWS credit agreement	December 14, 2023	75,000	22,996	52,004	55,094
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
SJWTX, Inc. credit agreement (b)	December 31, 2023	5,000	—	5,000	—
		$260,000	62,996	197,004	175,094
___________________________________
(a)Credit agreement also provides for a letter of credit sublimit of $15,000.
(b)Credit agreement also provides for a letter of credit sublimit of $1,000.

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
Cost of borrowing on the lines of credit averaged 1.32% and 1.78% as of December 31, 2021 and 2020, respectively.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2021, SJW Group and its subsidiaries were in compliance with all covenants on the lines of credit.

Note 6.Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Rate	Maturity	2021	2020
SJW Group Senior notes (a)	2.47% - 3.53%	2029 - 2039	$560,000	610,000
SJWC:
Senior notes (a)	3.00% - 8.58%	2022 - 2051	420,000	320,000
California Pollution Control Financing Authority Revenue Bonds	4.75%, 5.10%	2040, 2046	120,000	120,000
Total SJWC			540,000	440,000
CTWS bank term loans	4.09%, 4.15%	2027, 2037	20,351	22,169
Connecticut Water:
Connecticut Innovations Revenue Bonds, variable rate		2028 - 2029	22,050	22,050
Connecticut Innovations Revenue Bonds, fixed rate			—	22,260
Senior notes (a)	3.07% - 3.53%	2037 - 2051	170,000	70,000
Bank term loans	3.51% - 4.75%	2022 - 2036	111,090	111,090
Total Connecticut Water			303,140	225,400
SJWTX, Inc.:
Senior note (a)	6.27%	2036	15,000	15,000
Bank term loans	4.01%, 4.11%	2041	30,000	—
Total SJWTX, Inc.			45,000	15,000
Maine Water:
State revolving fund loans	0.00% - 2.58%	2022 - 2048	17,264	18,651
Other First Mortgage Bond	8.95%	2024	2,700	3,600
Bank term loans	3.89% - 5.51%	2024 - 2043	34,500	17,500
Total Maine Water			54,464	39,751
Total debt			1,522,955	1,352,320
Unamortized debt premium, net (b)			19,937	22,479
Unamortized debt issuance costs			(10,851)	(10,978)
Current portion			(39,106)	(76,241)
Total long-term debt, less current portion			$1,492,935	1,287,580
___________________________________
(a)Senior notes held by institutional investors are unsecured obligations of SJW Group, SJWC, Connecticut Water, SJWTX, Inc. and Maine Water and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
(b)Consists of fair value adjustments recognized through purchase accounting for the completed merger with CTWS on October 9, 2019.
The following is a table of the consolidated company’s schedule of principal payments:

Year
2022	$39,179
2023	4,360
2024	48,983
2025	3,648
2026	23,303
Thereafter	1,403,482
The estimated fair value of long-term debt as of December 31, 2021 and 2020 was approximately $1,651,825 and $1,570,727, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

SJW Group
On August 11, 2020, SJW Group entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which SJW Group sold an aggregate principal amount of $50,000 of its 2.47% Senior Notes, Series 2020, due August 1, 2030. The notes are unsecured obligations of the company. Interest is payable semi-annually in arrears on February 1st and August 1st of each year.
SJWC
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
On August 4, 2021, SJWC entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which the company sold an aggregate principal amount of $50,000 of its 3.00% Senior Notes, Series O (“Series O Notes”), due December 1, 2051. The Series O Notes are unsecured obligations of SJWC. Interest is payable semi-annually in arrears on June 1st and December 1st of each year. The closing of the note purchase agreement occurred on December 1, 2021.
Connecticut Water
On August 4, 2021, Connecticut Water entered into a note purchase agreement with certain affiliates of Metropolitan Life Insurance Company, New York Life Insurance Company, the Northwestern Mutual Life Insurance Company and Pacific Life Insurance Company, pursuant to which Connecticut Water sold on August 4, 2021, an aggregate principal amount of $50,000 of its 3.07% Senior Notes, Series 2021A, due 2051 (the “2021A Notes”) and on December 1, 2021, sold an aggregate principal amount of $50,000 of its 3.10% Senior Notes, Series 2021B, due 2051 (the “2021B Notes” and together with the 2021A Notes, the “CWC Notes”). The CWC Notes are unsecured obligations of Connecticut Water, with the 2021A Notes due on June 1, 2051, and the 2021B Notes due on December 1, 2051. Interest on the CWC Notes is payable semi-annually in arrears on June 1st and December 1st of each year. The proceeds from the sale of the CWC Notes will be used to repay outstanding short and/or long-term borrowings, to fund Connecticut Water’s capital expenditures, and/or for other general corporate purposes.
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
SJWTX, Inc.
On May 13, 2021, CLWSC entered into a master credit agreement and promissory note with a commercial bank under which it entered into a borrowing agreement for an aggregate principal amount not to exceed $30,000, of which $20,000 was advanced at the closing date. The borrowing carries a fixed interest rate of 4.01% due on March 20, 2041. On December 1, 2021, the remaining aggregate principal amount of the promissory note, $10,000, was advanced to CLWSC at a fixed interest rate of 4.11%. The notes are unsecured obligations of CLWSC. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
Maine Water
On March 2, 2021, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $17,000 and a fixed interest rate of 3.89%, due March 1, 2041. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. Proceeds from the borrowing were received on March 18, 2021.
On December 23, 2020, Maine Water issued $4,000 of Series T First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series T bonds mature on October 1, 2041 and carry 1% interest. The Series T First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds were used for pre-approved projects primarily related to preliminary engineering and design work of a water treatment plant in Maine’s Biddeford and Saco division.
Financial Covenants
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and subject to customary events of default, which may result in outstanding notes becoming immediately due and payable. As of December 31, 2021, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.

Note 7.Income Taxes
The components of income tax expense were:

	2021	2020	2019
Current:
Federal	$8,587	11,349	7,577
State	2,633	2,528	2,126
Deferred:
Federal	(3,811)	(8,073)	(1,929)
State	960	2,576	680
	$8,369	8,380	8,454

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $68,847, $69,895 and $32,081 in 2021, 2020 and 2019:

	2021	2020	2019
Income tax at federal statutory rate	$14,458	14,678	6,737
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	4,572	4,142	2,251
Uncertain tax positions	1,678	1,351	323
Property flow-through	(8,573)	(9,215)	(2,054)
Capitalized merger costs	—	(296)	5,350
Tax reform - rate change impact on deferred taxes	—	—	77
Reversal of excess deferred taxes recognized in regulatory liability	(3,295)	(2,912)	(2,355)
Pension flow-through	429	92	(1,244)
Stock-based compensation	(331)	(333)	(223)
Other items, net	(569)	873	(408)
	$8,369	8,380	8,454

The components of the net deferred tax liability as of December 31 was as follows:

	2021	2020
Deferred tax assets:
Advances and contributions	$24,584	22,573
Unamortized investment tax credit	599	619
Pensions, postretirement benefits and stock-based compensation	32,396	41,180
Debt premium, net	5,579	6,290
California franchise tax	514	756
Net operating loss	—	550
Other	8,128	6,792
Total deferred tax assets	71,800	78,760
Deferred tax liabilities:
Utility plant	216,497	209,541
Pension and postretirement	24,779	31,227
Deferred gain and other-property	5,901	5,875
Regulatory asset - business combinations debt premium, net	5,579	6,290
Intangibles	3,193	3,443
Deferred revenue	773	297
Regulatory asset - income tax temporary differences, net	6,867	1,195
Section 481(a) adjustments	3,111	4,763
Other	5,551	7,544
Total deferred tax liabilities	272,251	270,175
Net deferred tax liabilities	$200,451	191,415
Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Group will realize the benefits of its deferred tax assets. Accordingly, the valuation allowance relating to deferred tax assets acquired from CTWS was released in 2020 through purchase accounting adjustments made within the measurement period. Net operating loss carryforwards expire beginning in 2032 and ending in 2039. As of December 31, 2021, the estimated amount of net operating loss carryforwards available to offset future taxable income for Connecticut purposes is $26,820. The estimated state tax credit carryforwards are $667 which will expire beginning in 2023 and ending in 2040.
The change in the net deferred tax liabilities of $9,036 in 2021 included other non-cash items primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $7,961 and $6,468 as of December 31, 2021 and 2020, respectively. The amount of tax benefits, net of any federal benefits for state taxes that would impact the effective rate, if recognized, is approximately $7,009 and $5,600 as of December 31, 2021 and 2020, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at beginning of year	$6,468	3,834	1,382
Increase related to tax positions taken during the current year	1,376	1,104	351
Increase related to tax positions taken during a prior year	117	1,530	3,483
Reductions related to tax positions taken in a prior year	—	—	(1,382)
Balance at end of year	$7,961	6,468	3,834
The increase in gross unrecognized tax benefits in 2021 was primarily due to the uncertain tax position relating to repairs tax deductions.

SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $376 as of December 31, 2021. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2021 was an increase to expense of $270.
SJW Group does not foresee material changes to its gross uncertain tax liability within the next 12 months following December 31, 2021.
SJW Group files U.S. federal income tax returns and income tax returns in various states and is subject to ordinary statute of limitation of three years for federal and three or four years for different state returns. However, due to tax attribute carryforwards, SJW Group is subject to examination for tax years 2009 forward for federal and 2012 forward for state returns of CTWS and its subsidiaries. The statute of limitation for SJW Group returns is closed for these extended years and remains open for 2018 and forward for federal and 2017 or 2018 and forward for different states.

Note 8.Utility Plant Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, $13,400 related to the purchase premium for customer relationships and other intangibles of $16,076 as of December 31, 2021. Other intangibles primarily consist of $4,290 which was paid for service area and water rights by CLWSC, $5,984 for infrastructure related to the Cupertino service concession arrangement, $1,400 for customer relationships and $1,040 incurred in conjunction with Valley Water water contracts related to the operation of SJWC. All intangible assets are recorded at cost and are primarily being amortized using the straight-line method over the legal or estimated economic life of the assets ranging from 5 to 70 years.
Amortization expense for the intangible assets was $1,553, $1,401 and $745 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for 2022 through 2026 and thereafter is anticipated to be $1,553 per year.
The costs of intangible assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Concession fees	$6,800	6,800
Purchase premium customer relationships	13,400	13,400
Other intangibles	16,076	14,967
Intangible assets	36,276	35,167
Less: Accumulated amortization
Concession fees	6,596	6,324
Purchase premium customer relationships	1,988	1,094
Other intangibles	7,042	6,479
Net intangible assets	$20,650	21,270

Note 9.Commitments
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2021, 2020 and 2019, SJWC purchased from Valley Water 19,365 million gallons ($91,938), 21,269 million gallons ($96,212) and 21,862 million gallons ($96,285), respectively, of contract water. On June 24, 2021, the Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2022. Effective February 1, 2022, the treated water contract delivery schedule will increase by 10%, and Valley Water will evaluate supply conditions and adjust the delivery schedules as appropriate. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18,756 million gallons ($92,902) of water at the current contract water rate of $5.0 per million gallons for the year ending December 31, 2022. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available.
In 1997, SJWC entered into a 25-year contract agreement with the City of Cupertino to operate the City’s municipal water system. SJWC paid a one-time, upfront concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, SJWC assumed responsibility for maintenance and operating costs, while receiving all payments for water service. SJWC and the City of Cupertino signed an amendment to the lease agreement dated

January 8, 2020. Under the terms of the amended lease agreement, SJWC agreed to an incremental up-front payment of $5,000 to be used by the City of Cupertino for capital improvements to the City’s municipal water system prior to the expiration of the lease in September 2022. Any unspent funds at lease termination remain the property of the City. On November 2, 2021, the City of Cupertino approved another amendment to the current lease agreement executed on January 8, 2020. This second amendment provides the City of Cupertino options to extend the lease agreement by periods of six months, two years, or three years with modifications of additional capital improvement funds of $350, $1,600 and $2,500, respectively, depending on the lease extension period option. These options are intended to provide the City of Cupertino more time, if needed, to complete its Request For Proposals process for a new lease term and conduct analyses of other alternatives for the operation of the water system.
Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement, $2.6 per million gallons as of December 31, 2021. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. The rate charged by the MDC at December 31, 2021 were $4.05 per hundred cubic feet.
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 7,650 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment. CLWSC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2059 and 2046, respectively, for 250 acre-feet of water under each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2021.
As of December 31, 2021, SJWC had 362 employees, of whom 226 were members of unions. On November 12, 2019 and February 20, 2020, SJWC reached three-year bargaining agreements with the International Union of Operating Engineers, representing certain employees in the engineering department, and the Utility Workers of America, representing the majority of all nonadministrative employees at SJWC covering January 1, 2020 through December 31, 2022. The agreements include a 3% wage increase in 2020, 3% in 2021 and 4% in 2022 for members of both unions. The current three-year bargaining agreements will expire on December 31, 2022, and negotiations will be begin in 2022 for the upcoming period, 2023 through 2025.

Note 10.Contingencies
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 11.Benefit Plans
Pension Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC and CTWS employees hired before March 31, 2008 and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Interest is credited based on the annual yield on 30-year Treasury bonds as of October for the preceding plan year with a minimum annual rate of 3.25% and a maximum annual rate of 6.00%. For the year ended December 31, 2021, interest credits assumption was 3.50%. Certain employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009 are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
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
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants for actuarial expense calculation purposes. Market gains in 2020 decreased pension expense by approximately $2,442 in 2021 and market gains in 2019 decreased pension expense by approximately $5,464 in 2020. For the year ended December 31, 2021, the net actuarial gain of the benefit obligation was related primarily a gain from changes of discount rate of $20,017, a $11,913 loss from pension data changes, and a loss from mortality changes of $593.
Generally, it is expected of the investment managers that the performance of the assets held in the pension plans, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle. The expected long-term rate of return on the pension plan assets is between 6.50% and 6.75% for the year ended December 31, 2021.
SJW Group calculates the market-related value of defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CTWS are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts (collectively, “SERP”). SJWC’s senior management hired on or after March 31, 2008 are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan ("Cash Balance Executive Supplemental Retirement Plan"). Both of the plans are non-qualified plans in which only senior management and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The SERP and Cash Balance Executive Supplemental Retirement Plan had a projected benefit obligation of $50,742 and $50,757 as of December 31, 2021 and 2020, respectively, and net periodic pension cost of $4,456, $4,480 and $3,219 for 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, 2020 and 2019, the amounts not recognized as a component of net periodic benefit cost was $901, $(1,190), and $(788), respectively, recorded as other comprehensive income on the consolidated financial statements. SJWC’s plans are unfunded while CTWS’s SERP is funded through investments consisting primarily of life insurance contracts and assets in a Rabbi Trust. As of December 31, 2021 and 2020, total investments made to fund CTWS’s SERP was $8,147 and $7,470, respectively, which is included in “Investments” in SJW Group’s Consolidated Balance Sheets. The life insurance contracts are valued at cash surrender value of the policies as reported by the insurer. As of December 31, 2021 and 2020, the value of the life insurance contracts was $4,191 and $4,311, respectively.

The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s SERP by major categories as of December 31, 2021 and 2020 :

		Fair Value Measurements at December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$186	186	—	—
Mutual funds	2,691	2,691	—	—
Fixed income	920	920	—	—
Total	$3,797	3,797	—	—

		Fair Value Measurements at December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$83	83	—	—
Mutual funds	2,101	2,101	—	—
Fixed income	830	830	—	—
Total	$3,014	3,014	—	—
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
Savings Plans for Employees
SJW Group also sponsors salary deferral plans which are defined contribution plans that allow employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. For CTWS’s employees hired on or after January 1, 2009 and ineligible to participate in the defined benefit pension plan, CTWS contributes an additional 1.5% of eligible contributions. SJW Group contributions were $2,822, $2,824 and $2,046 in 2021, 2020 and 2019, respectively. All of the company’s contributions are invested at the direction of the employees in funds offered under the plans.
Special Deferral Election Plans and Deferral Election Program
SJW Group maintains a special deferral election plan and a deferred compensation plan and agreements for senior management and a deferral election program for non-employee directors allowing for the deferral of a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Senior management and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. CTWS’s deferred compensation plan allows the company to make discretionary contributions. Senior management and non-employee directors had deferred $6,237, $6,144 and $7,834 under the plans as of December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, $4,599 and $4,130, respectively, of the total amount deferred is related to CTWS agreements.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	%	%	%	%	%	%
Discount rate	2.29 - 2.48	3.05 - 3.23	3.04 - 4.16	2.18 - 2.41	2.59 - 3.18	2.52 - 4.09
Expected return on plan assets	6.50, 6.75	6.50, 6.75	7.00, 7.25	4.20, 6.50	4.20, 6.50	4.00, 7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	%	%	%	%
Discount rate	2.65 - 2.82	2.29 - 2.48	2.61 - 2.76	2.18 - 2.41
Rate of compensation increase	4.00	4.00	N/A	N/A
SJW Group utilized each plan’s projected benefit stream in conjunction with the FTSE Pension Discount Curve (formerly the Citigroup Pension Discount Curve) and the FTSE Above Median Double-A Curve for SJWC and CTWS, respectively, in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.
In 2021 and 2020, SJW Group adopted the newly then issued MP-2021 and MP-2020, respectively, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost
Service cost	$9,730	8,659	5,947	$1,115	900	581
Interest cost	9,415	10,484	8,506	806	956	775
Expected return on assets	(18,019)	(15,715)	(10,118)	(970)	(857)	(475)
Amortization of prior service cost	41	41	48	—	97	197
Recognized actuarial loss	6,901	4,971	3,984	257	229	240
Net periodic benefit cost	$8,068	8,440	8,367	$1,208	1,325	1,318

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of the defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$386,091	338,240	$35,794	32,546
Service cost	9,730	8,659	1,115	900
Interest cost	9,415	10,484	806	956
Actuarial (gain)/loss	(5,477)	42,164	(2,235)	2,421
Implicit rate subsidy	—	—	(222)	(211)
Plan participants contributions	—	—	171	254
Administrative expenses paid	(144)	(163)	—	—
Benefits paid	(15,777)	(13,293)	(1,017)	(1,072)
Benefit obligation at end of year	$383,838	386,091	$34,412	35,794
Change in plan assets
Fair value of assets at beginning of year	$278,124	243,521	$19,479	17,226
Actual return on plan assets	34,826	32,869	2,460	2,383
Employer contributions	13,147	16,609	669	675
Plan participants contributions	—	—	171	254
Administrative expenses paid	(144)	(163)	(63)	(54)
Benefits paid	(15,777)	(14,712)	(949)	(1,005)
Fair value of plan assets at end of year	310,176	278,124	21,767	19,479
Funded status at end of year	$(73,662)	(107,967)	$(12,645)	(16,315)
The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Noncurrent assets	$6,422	—	$—	—
Current liabilities	(2,782)	(2,760)	(139)	(133)
Noncurrent liabilities	(77,302)	(105,207)	(12,506)	(16,182)
	$(73,662)	(107,967)	$(12,645)	(16,315)
SJW Group recorded a regulatory asset on the projected benefit obligation of the postretirement benefit plans as follows:

	2021	2020
Funded status of obligation	$86,307	124,282
Accrued benefit cost	(24,110)	(29,920)
Regulatory asset, amount to be recovered in future rates	$62,197	94,362
As of December 31, 2021 and 2020, the amounts deferred in regulatory assets that have not yet been recognized as components of net periodic benefit cost include net loss of $62,270 and $94,476, respectively, and prior service cost of $73 and $114, respectively.

Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Fair value of assets at end of year:
Debt securities	$100,036	95,935	$5,541	5,684
	32%	35%	25%	29%
Equity securities	197,248	170,747	14,932	12,762
	64%	61%	69%	66%
Cash and equivalents	12,892	11,442	1,294	1,033
	4%	4%	6%	5%
Total	$310,176	278,124	$21,767	19,479
The following tables summarize the fair values of plan assets by major categories as of December 31, 2021 and 2020:

		Fair Value Measurements at December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$14,186	14,186	—	—
Equity securities (a)	212,180	212,180	—	—
Fixed Income (b)	105,577	38,608	66,969	—
Total	$331,943	264,974	66,969	—
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
(b)Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance
In 2022, SJW Group expects to make required and discretionary cash contributions of up to $8,820 to the pension plans and other postretirement benefit plans.

Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2022	$16,220	$1,497
2023	16,385	1,632
2024	16,632	1,697
2025	16,896	1,722
2026	18,915	1,763
2027 - 2031	96,506	9,117

Note 12.Equity Plans
Common Stock
SJW Group has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 shares of common stock reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. On January 30, 2013, the amended and restated Plan was adopted by the Board and became effective on April 24, 2013. The Plan was subsequently amended and restated by the Board on July 29, 2015, and thereafter amended on November 15, 2016, October 28, 2020 and January 28, 2021. SJW Group also maintains stock plans in connection with the merger with CTWS which are no longer granting new awards under those plans.
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
As of December 31, 2021, 2020 and 2019, 946,086, 880,495 and 819,340 shares have been issued pursuant to the Plan, and 168,721, 178,106 and 174,764 shares are issuable upon the vesting of outstanding restricted stock units, performance-based stock units, and deferred restricted stock units for the years ended 2021, 2020 and 2019, respectively. The remaining shares available for issuance under the Plan are 685,193 as of December 31, 2021. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income and proceeds from share based compensation, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2021	2020	2019
Compensation costs charged to income:
ESPP	$357	323	283
Restricted stock and deferred restricted stock	3,889	3,230	3,123
Total compensation costs charged to income	$4,246	3,553	3,406
ESPP proceeds	$2,026	1,830	1,603

Restricted Stock and Deferred Restricted Stock
A summary of SJW Group’s restricted and deferred restricted stock awards under the Plan as of December 31, 2021, and changes during the year ended December 31, 2021, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2021	178,106	$53.43
Granted	78,235	$65.17
Issued	(65,591)	$51.52
Forfeited	(22,029)	$62.54
Outstanding as of December 31, 2021	168,721	$58.43
Shares vested as of December 31, 2021	45,311	$36.65
A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards under the Plan as of December 31, 2021, and changes during the year ended December 31, 2021, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2021	109,789	$65.18
Granted	78,235	$65.17
Vested	(51,802)	$62.15
Forfeited	(12,812)	$65.34
Nonvested as of December 31, 2021	123,410	$66.43
Total fair value of restricted stock awards for all plans that were vested for the years ended 2021, 2020 and 2019 were $3,332, $3,333 and $2,420, respectively. As of December 31, 2021, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $4,421. This cost is expected to be recognized over a weighted-average period of 1.56 years.
For the years ended December 31, 2021, 2020 and 2019, 7,327, 5,327 and 6,120, respectively, of performance-based and market-based restricted stock awards were issued upon the attainment of certain performance metrics and service-based vesting under the Plan. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards. As of December 31, 2021, 15,577 performance-based and market-based restricted stock awards vested and 51,160 remained outstanding.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of SJW Group’s common stock have been reserved for issuance under the ESPP. The remaining shares available for issuance under the ESPP are 185,509 as of December 31, 2021.
As of December 31, 2021, the ESPP had fourteen purchase intervals since its inception. For the year ended December 31, 2021, 2020 and 2019, a total of 35,304, 31,750 and 30,255 shares, respectively, were issued under the ESPP. The plan has no look-back provisions.
For the years ended December 31, 2021, 2020 and 2019, SJW Group’s recorded expenses were $361, $342 and $294, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2022, for the ESPP is approximately $162. This cost is expected to be recognized during the first quarter of 2022.

Note 13.Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as CLWSC, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company,

and (iv) SJWNE LLC a holding company for CTWS and its subsidiaries, Connecticut Water, Maine Water, NEWUS and Chester Realty, Inc. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water and NEWUS, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chair, President and Chief Executive Officer, and his executive staff. The executive staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiary.
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

	For the year ended December 31, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated (2)	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$558,154	10,153	5,379	—	558,154	15,532	573,686
Operating expense	449,401	7,138	3,585	2,403	449,401	13,126	462,527
Operating income (loss)	108,753	3,015	1,794	(2,403)	108,753	2,406	111,159
Net income (loss)	67,530	3,309	1,950	(12,311)	67,530	(7,052)	60,478
Depreciation and amortization	91,896	443	1,168	893	91,896	2,504	94,400
Senior note and other interest expense	34,308	—	—	20,031	34,308	20,031	54,339
Income tax expense (benefit) in net income	10,327	369	619	(2,946)	10,327	(1,958)	8,369
Assets	3,380,637	6,916	43,383	61,459	3,380,637	111,758	3,492,395

	For the year ended December 31, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$548,013	10,981	5,532	—	548,013	16,513	564,526
Operating expense	431,375	6,943	3,510	5,028	431,375	15,481	446,856
Operating income (loss)	116,638	4,038	2,022	(5,028)	116,638	1,032	117,670
Net income (loss)	69,245	4,099	1,455	(13,284)	69,245	(7,730)	61,515
Depreciation and amortization	86,758	442	1,186	893	86,758	2,521	89,279
Senior note and other interest expense	33,877	—	—	20,378	33,877	20,378	54,255
Income tax expense (benefit) in net income	16,563	998	467	(9,648)	16,563	(8,183)	8,380
Assets	3,197,626	8,869	44,405	60,565	3,197,626	113,839	3,311,465

	For the year ended December 31, 2019
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$407,116	7,969	5,397	—	407,116	13,366	420,482
Operating expense	329,520	5,443	3,751	24,289	329,520	33,483	363,003
Operating income (loss)	77,596	2,526	1,646	(24,289)	77,596	(20,117)	57,479
Net income (loss)	42,691	2,019	1,623	(22,930)	42,691	(19,288)	23,403
Depreciation and amortization	63,775	420	1,196	201	63,775	1,817	65,592
Senior note and other interest expense	25,073	—	—	6,723	25,073	6,723	31,796
Income tax expense (benefit) in net income	8,382	708	486	(1,122)	8,382	72	8,454
Assets	3,016,846	5,507	46,778	63,339	3,016,846	115,624	3,132,470
____________________
(1)    The “All Other” category for the years ended December 31, 2021, 2020 and 2019, includes the accounts of SJW Group, SJWNE, LLC and CTWS, Inc. on a stand-alone basis.
(2)    As of December 31, 2021, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 14.Business Combinations
Kendall West Utility and Bandera East Utility
On December 17, 2021, CLWSC completed its acquisition of Kendall West Utility and Bandera East Utility, companies that provide water services, including wastewater and recycled water services, in Kendall, Bandera and Medina counties which are located in south central Texas. Kendall West Utility and Bandera East Utility, together, add approximately 5,000 people through 1,600 service connections in a service area approximately 19 square miles to CLWSC’s operations. The total net cash price was approximately $23,587. The preliminary purchase price allocation for these acquisitions primarily consisted of acquired utility plant of approximately $9,400 and goodwill of approximately $12,300. The results of Kendall West Utility and Bandera East Utility are included in SJW Group’s consolidated statements of comprehensive income since the acquisition date, including revenues and net loss, and were not material. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.
CTWS
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

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Investments in subsidiaries	$1,607,952	1,536,106

Current assets:
Cash and cash equivalents	2,859	436
Intercompany receivables	—	258
Intercompany notes receivable	6,015	15,680
Other current assets	530	124
	9,404	16,498
	$1,617,356	1,552,604

Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2021 and 2020; issued and outstanding 30,181,348 shares in 2021 and 28,556,605 shares in 2020	$30	29
Additional paid-in capital	606,392	510,158
Retained earnings	428,260	408,037
Accumulated other comprehensive income	(163)	(1,064)
Total stockholders’ equity	1,034,519	917,160
Long-term debt, less current portion	556,225	555,824
	1,590,744	1,472,984
Current liabilities:
Current portion of long-term debt	—	49,929
Intercompany payables	2,097	—
Intercompany notes payable	9,712	19,540
Accrued interest	3,223	3,195
Income tax payable	8,017	3,268
Other current liabilities	313	422
	23,362	76,354
Deferred income taxes	2,471	2,623
Other noncurrent liabilities	779	643
Commitments and contingencies
	$1,617,356	1,552,604

 See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands)

	2021	2020	2019
Operating revenue	$—	—	—
Operating expense:
Administrative and general	2,050	3,110	8,130
Property taxes and other non-income taxes	(38)	250	250
Merger related expenses	—	—	14,849
Total operating expense	2,012	3,360	23,229
Operating loss	(2,012)	(3,360)	(23,229)
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(18,673)	(19,430)	(6,615)
Gain on sale of Texas Water Alliance	3,000	—	—
Interest income on money market fund	—	—	6,536
Other, net	(160)	(250)	89
Loss before income taxes and equity earnings from subsidiaries	(17,845)	(23,040)	(23,219)
Income tax benefit	(4,660)	(6,414)	(1,431)
Equity earnings from subsidiaries, net of taxes	73,663	78,141	45,191
SJW Group net income	60,478	61,515	23,403
Other comprehensive income (loss), net	901	(1,190)	126
SJW Group comprehensive income	$61,379	60,325	23,529

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2021	2020	2019
Operating activities:
Net income	$60,478	61,515	23,403
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investment in subsidiaries	(73,663)	(78,141)	(45,191)
Deferred income taxes	(185)	162	4,606
Share-based compensation	679	466	141
Gain on sale of TWA	(3,000)	—	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts payable and other current liabilities	(226)	(1,532)	255
Intercompany receivables	(1,586)	(2,607)	2,045
Tax receivable and accrued taxes	4,782	10,759	(6,779)
Accrued interest	28	(553)	3,742
Return on capital from investments in subsidiaries	45,900	47,800	28,600
Other changes, net	605	367	808
Net cash provided by operating activities	33,812	38,236	11,630
Investing activities:
Proceeds to subsidiaries for notes receivable	(75,986)	(10,353)	(102,522)
Repayments from subsidiaries for notes receivable	85,651	1,400	95,795
Investments in subsidiaries	(35,118)	(37,952)	(62,262)
Proceeds from sale of TWA	3,000	—	—
Payments for business acquisition	—	—	(837,903)
Net cash used in investing activities	(22,453)	(46,905)	(906,892)
Financing activities:
Borrowings from subsidiaries for notes payable	34,317	54,837	29,865
Repayments to subsidiaries for notes payable	(44,145)	(59,762)	(17,705)
Long-term borrowings	—	50,000	510,000
Repayments of long-term borrowings	(50,000)	—	—
Issuance of common stock, net of issuance costs	91,029	—	(10)
Debt issuance costs	—	(496)	(3,957)
Dividends paid	(40,137)	(36,509)	(34,134)
Net cash (used in) provided by financing activities	(8,936)	8,070	484,059
Net change in cash and cash equivalents	2,423	(599)	(411,203)
Cash and cash equivalents, beginning of year	436	1,035	412,238
Cash and cash equivalents, end of year	$2,859	436	1,035
Cash paid during the year for:
Interest	$18,518	19,442	2,203
Income taxes	$(4,998)	3,466	689
Supplemental disclosure of non-cash activities:
Share-based compensation from investment in subsidiaries	$4,413	2,894	4,663

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except share and per share data)

Restrictions on Dividends and Other Distributions
SJW Group is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, SJW Group’s principal sources of funds are dividends or other distributions from its operating subsidiaries, borrowings and the issuance of equity. The rights of SJW Group and, consequently, its creditors and shareholders, to participate in any distribution of assets of any of its subsidiaries are subject to certain prior claims of creditors of such subsidiary.
The abilities of certain of SJW Group’s subsidiaries to transfer funds to SJW Group in the form of cash dividends, loans or advances are subject to certain contractual and regulatory restrictions. SJW Group and its subsidiaries are subject to debt covenants that could limit their respective abilities to pay dividends. For a discussion on these covenants, see Note 6, “Long-term Debt” to SJW Group and Subsidiaries Notes to Consolidated Financial Statements. In addition, Connecticut Water Service, Inc. (“CTWS”) and its regulated subsidiaries are prohibited from paying dividends if not in compliance with minimum equity requirements under commitments made by SJW Group as part of the approval granted by the Connecticut Public Utilities Regulatory Authority and the Maine Public Utilities Commission in connection with the acquisition of CTWS.
As of December 31, 2021, the restricted net assets of SJW Group’s subsidiaries was approximately $337,787 or 33% of consolidated net assets of SJW Group.

SJW Group and Subsidiaries
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2021, 2020 and 2019
(in thousands)

Description	2021	2020	2019
Allowance for doubtful accounts:
Balance, beginning of period	$3,891	1,512	272
Opening balance, SJWNE, LLC	—	—	1,283
Charged to expense	932	(177)	520
Charged to regulatory asset	1,610	3,032	—
Accounts written off	(2,394)	(800)	(875)
Recoveries of accounts written off	561	324	312
Balance, end of period	$4,600	3,891	1,512
Reserve for litigation and claims:
Balance, beginning of period	$684	2,898	2,181
Charged to expense	916	958	3,221
Revision to accrual, due to settlements	(50)	(122)	(135)
Payments	(943)	(3,050)	(2,369)
Balance, end of period	$607	684	2,898

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

SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2021 was effective.
Our independent registered public accounting firm, DELOITTE & TOUCHE LLP (PCAOB ID No. 34), has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its website http://www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be held on April 27, 2022 (the “2022 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
Code of Ethics
SJW Group has adopted a code of ethics that applies to SJW Group’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all other officers. The text of the code of ethics is available, free of charge, at the Company’s website at http://www.sjwgroup.com. SJW Group intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.
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
SJW Group
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.Executive Compensation
The information required by this item is contained in the 2022 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2022 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is contained in the 2022 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

1.2
Equity Distribution Agreement, dated November 17, 2021, by and among the Company, J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 1.1 to the Form 8-K filed on November 17, 2021. (2)

2.1
Agreement and Plan of Merger, dated as of March 14, 2018, by and among SJW Group, Hydro Sub, Inc. and Connecticut Water Service, Inc. Incorporated by reference as Exhibit 2.1 to Form 8-K filed on March 15, 2018.

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

10.3	Credit Agreement, dated April 23, 2021, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 27, 2021.

10.4
Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010.

10.5
Loan Agreement dated as of December 1, 2016 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.

10.6
Bond Purchase Contract dated June 9, 2010 among Goldman, Sachs & Co., the Honorable Bill Lockyer, Treasurer of the State of California, the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.7
Bond Purchase Contract dated December 15, 2016 among Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, the Honorable John Chiang, Treasurer of the State of California, the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.

10.8	Note Agreement between SJW Corp. and the Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

10.9
Note Agreement between San Jose Water Company and John Hancock Life Insurance Company (U.S.A.) and John Hancock Life Insurance Company of New York, dated January 24, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2014.

10.10
Note Purchase Agreement among San Jose Water Company and certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance Company, dated March 28, 2019. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2019.

10.11
Note Purchase Agreement among SJW Group and Purchases listed therein, dated October 8, 2019, along with the forms of senior notes. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 9, 2019.

10.12	Note Purchase Agreement among The Connecticut Water Company and Purchasers listed therein, dated August 4, 2021. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2021.

10.13
Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on November 2, 2012.

10.14
Letter Agreement between Connecticut Water Service, Inc. and Citizens Bank, N.A., dated December 14, 2018. Incorporated by reference to Exhibit 10.4 to Connecticut Water Service, Inc.’s Form 8-K filed on December 17, 2018.

10.15
First Modification of Revolving Credit Facility between Connecticut Water Service, Inc. and Citizens Bank, N.A., dated Sept. 4, 2019. Incorporated by reference as Exhibit 10.3 to Connecticut Water Service, Inc.’s Form 8-K filed on September 6, 2019.

10.16
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

10.18	The First Amendment to the Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.19	The Second Amendment to the Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 9, 2019. (2)

10.20
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, as Amended and Restated on January 25, 2012, effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.21
First Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. Incorporated by reference as Exhibit 10.15 to Form 10-K for the year ended December 31, 2013. (2)

10.22
Second Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.23
Third Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2016. (2)

10.24
Fourth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective November 6, 2017. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2017. (2)

10.25
Fifth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 24, 2018. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018. (2)

10.26
Sixth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.4 to Form 8-K filed on October 9, 2019. (2)

10.27	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.28	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.29	Second Amendment to the SJW Group Long-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2020. (2)

10.30	Third Amendment to the SJW Group Long-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2020. (2)

10.31
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

10.32
First Amendment dated December 31, 2019, to the Employment Agreement of Eric W. Thornburg dated September 26, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2020. (2)

10.33	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.34	Standard Form of SJW Group Stock Option Agreement. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2016. (2)

10.35	SJW Group Amended and Restated Executive Officer Short-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2020. (2)

10.36	First Amendment to the Executive Officer Short-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2020. (2)

10.37
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.38	First Amendment to the Executive Severance Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.35 to Form 10-K for the year ended December 31, 2016. (2)

10.39	Second Amendment to the Executive Severance Plan dated July 26, 2017. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.40	Third Amendment to the Executive Severance Plan effective November 6, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.41	Fourth Amendment to the Executive Severance Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on October 9, 2019. (2)

10.42	Fifth Amendment to the Executive Severance Plan effective December 18, 2020. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on December 22, 2020. (2)

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

10.52
Third Amendment to the Formulaic Equity Award Program for Non-employee Board members dated October 24, 2018. Incorporated by reference as Exhibit 10.48 to Form 10-K for the year ended December 31, 2018. (2)

10.53	Fourth Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated September 8, 2021. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 14, 2021. (2)

10.54
SJW Group Amended and Restated Director Compensation and Expense Reimbursement Policies effective as of October 9, 2019. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 9, 2019. (2)

10.55
Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008 for Non-Employee Board Members. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.56	Form of SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 2017. (2)

10.57	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.58	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.54 to Form 10-K for the year ended December 31, 2016. (2)

10.59	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2016. (2)

10.60	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.61	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. Incorporated by reference to Exhibit 10.21 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 1989. (2)

10.62	Connecticut Water Service, Inc. 1994 Performance Stock Program. Incorporated by reference as Exhibit 99.3 to Form S-8 filed on October 9, 2019. (2)

10.63	Connecticut Water Service, Inc. 2004 Performance Stock Program, effective as of April 23, 2004. Incorporated by reference as Exhibit 99.2 to Form S-8 filed on October 9, 2019. (2)

10.64
First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. Incorporated by reference to Exhibit 10.23f to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2005. (2)

10.65
Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. Incorporated by reference to Exhibit 10.6 to Connecticut Water Service, Inc.’s Form 8-K filed on January 31, 2008. (2)

10.66	Connecticut Water Service, Inc. 2014 Performance Stock Program. Incorporated by reference as Exhibit 99.1 to Form S-8 filed on October 9, 2019. (2)

10.67
First Amendment effective October 9, 2019 to The Connecticut Water Service, Inc. 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2019. (2)

10.68
Form of Performance Unit Award Agreement (short-term vesting form) under Connecticut Water Service, Inc.’s 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.9 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2016. (2)

10.69
Form of Performance Unit Award Agreement (long-term vesting form) under Connecticut Water Service, Inc.’s 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.10 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2016. (2)

10.70
Form of Assumption Agreement for Incentive Awards under the Connecticut Water Service, Inc. 1994 Performance Stock Program, 2004 Performance Stock Program, and 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2019. (2)

10.71
Amended and Restated Supplemental Executive Retirement Agreement dated January 24, 2008 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2020 (2)

10.72
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.74 to Form 10-K for the year ended December 31, 2019. (2)

10.73
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019. (2)

10.74
Amendment to the Amended and Restated Supplemental Executive Retirement Agreement effective as of November 1, 2019 between Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.77 to Form 10-K for the year ended December 31, 2019. (2)

10.75
Grantor Trust Agreement dated May 1, 2017, between Connecticut Water Service, Inc. and Matrix Trust Company. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2019. (2)

10.76
Deferred Compensation Agreement dated December 8, 2011 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2020. (2)

10.77
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.79 to Form 10-K for the year ended December 31, 2019. (2)

10.78
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.80 to Form 10-K for the year ended December 31, 2019. (2)

10.79
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 1, 2011, among Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.82 to Form 10-K for the year ended December 31, 2019. (2)

10.80
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 8, 2011, among Maureen P. Westbrook and The Connecticut Water Company. Incorporated by reference to Exhibit 10.83 to Form 10-K for the year ended December 31, 2019. (2)

10.81
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 21, 2016, between the Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2019. (2)

10.82
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 20, 2016, between the Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2019. (2)

10.83	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on December 16, 2016. (2)

10.84
First Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2019. (2)

10.85
Second Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.90 to Form 10-K for the year ended December 31, 2019. (2)

10.86
Third Amendment, effective July 28, 2021, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2021. (2)

10.87
Amended and Restated Employment Agreement, dated October 9, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc., and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 2019. (2)

10.88
Amended and Restated Employment Agreement, dated December 30, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Kristen A. Johnson. Incorporated by reference to Exhibit 10.94 to Form 10-K for the year ended December 31, 2019. (2)

10.89
First Amendment to Amended and Restated Employment Agreement, dated March 8, 2013, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.17 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2012. (2)

10.90
Form of Second Amendment to Employment Agreement, dated April 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.2 to Connecticut Water Service, Inc.'s Form 8-K filed on April 3, 2014. (2)

10.91
Third Amendment to the Amended and Restated Employment Agreement, effective as of November 1, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.97 to Form 10-K for the year ended December 31, 2019. (2)

10.92	SJW Group Amended and Restated Director Compensation and Expense Reimbursement Policies effective as of January, 1 2022. (1)(2)

10.93	Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members effective as of October 28, 2021. (1)(2)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission, dated August 14, 2020. Incorporated by reference to Exhibit 16.1 to Form 8-K filed on August 17, 2020.

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of KPMG LLP. (1)

23.2	Consent of Deloitte & Touche LLP. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

SJW Group

Date:	February 25, 2022	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2022	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Date:	February 25, 2022	By	/s/ Andrew F. Walters
ANDREW F. WALTERS, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 25, 2022	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Accounting Officer (Principal accounting officer)

Date:	February 25, 2022	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Carl Guardino
CARL GUARDINO, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Mary Ann Hanley
MARY ANN HANLEY, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Heather Hunt
HEATHER HUNT, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Rebecca A. Klein
REBECCA A. KLEIN, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 25, 2022	By	/s/ Carol P. Wallace
CAROL P. WALLACE, Member, Board of Directors