Form 10-Q
period 2022-03-31
SJW GROUP
filed 2022-04-29
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
As of April 25, 2022, there were 30,237,145 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
REVENUE	$124,302	114,785
OPERATING EXPENSE:
Production Expenses:
Purchased water	19,217	15,645
Power	3,080	3,003
Groundwater extraction charges	13,928	15,545
Other production expenses	10,123	9,402
Total production expenses	46,348	43,595
Administrative and general	24,205	20,893
Maintenance	6,695	6,265
Property taxes and other non-income taxes	8,309	7,515
Depreciation and amortization	27,606	23,438
Gain on sale of nonutility properties	(5,450)	—
Total operating expense	107,713	101,706
OPERATING INCOME	16,589	13,079
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(13,729)	(13,439)
Pension non-service cost	949	326
Other, net	995	1,754
Income before income taxes	4,804	1,720
Provision (benefit) for income taxes	1,067	(896)
NET INCOME	3,737	2,616
Other comprehensive (loss) income, net	(181)	38
COMPREHENSIVE INCOME	$3,556	2,654
EARNINGS PER SHARE
Basic	$0.12	0.09
Diluted	$0.12	0.09
DIVIDENDS PER SHARE	$0.36	0.34
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,224,135	28,862,882
Diluted	30,335,974	28,990,203

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Utility plant:
Land	$39,900	39,004
Depreciable plant and equipment	3,420,850	3,381,908
Construction in progress	180,961	176,427
Intangible assets	36,290	36,276
	3,678,001	3,633,615
Less accumulated depreciation and amortization	1,160,758	1,136,116
	2,517,243	2,497,499
Real estate investments and nonutility properties	57,673	57,632
Less accumulated depreciation and amortization	16,251	15,951
	41,422	41,681
CURRENT ASSETS:
Cash and cash equivalents:
Cash	17,487	10,908
Restricted cash	602	1,211
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $5,113 and $4,600 on March 31, 2022 and December 31, 2021, respectively	53,942	53,699
Income tax	2,267	2,308
Other	4,470	4,735
Accrued unbilled utility revenue	39,506	44,026
Prepaid expenses	11,270	9,667
Current regulatory assets, net	4,370	2,629
Other current assets	4,021	4,902
	137,935	134,085
OTHER ASSETS:
Net regulatory assets, less current portion	147,566	151,992
Investments	15,866	15,784
Goodwill	640,311	640,471
Other	11,533	10,883
	815,276	819,130
	$3,511,876	3,492,395

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 30,237,145 on March 31, 2022 and 30,181,348 on December 31, 2021	$30	30
Additional paid-in capital	607,637	606,392
Retained earnings	421,095	428,260
Accumulated other comprehensive income	(344)	(163)
Total stockholders’ equity	1,028,418	1,034,519
Long-term debt, less current portion	1,491,556	1,492,935
	2,519,974	2,527,454
CURRENT LIABILITIES:
Line of credit	75,997	62,996
Current portion of long-term debt	38,919	39,106
Accrued groundwater extraction charges, purchased water and power	19,340	17,200
Accounts payable	28,367	30,391
Accrued interest	18,500	14,174
Accrued payroll	8,746	11,583
Other current liabilities	27,984	27,821
	217,853	203,271
DEFERRED INCOME TAXES	203,186	200,451
ADVANCES FOR CONSTRUCTION	137,436	130,693
CONTRIBUTIONS IN AID OF CONSTRUCTION	317,494	316,479
POSTRETIREMENT BENEFIT PLANS	92,069	89,998
OTHER NONCURRENT LIABILITIES	23,864	24,049
COMMITMENTS AND CONTINGENCIES
	$3,511,876	3,492,395

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2021	30,181,348	$30	$606,392	$428,260	$(163)	$1,034,519
Net income	—	—	—	3,737	—	3,737
Unrealized loss on investment, net of tax benefit of $67	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	1,552	(20)	—	1,532
Issuance of restricted and deferred stock units	37,879	—	(1,269)	—	—	(1,269)
Employee stock purchase plan	17,918	—	1,049	—	—	1,049
Common stock issuance costs	—	—	(87)	—	—	(87)
Dividends paid ($0.36 per share)	—	—	—	(10,882)	—	(10,882)
BALANCES, March 31, 2022	30,237,145	$30	$607,637	$421,095	$(344)	$1,028,418

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2020	28,556,605	$29	$510,158	$408,037	$(1,064)	$917,160
Net income	—	—	—	2,616	—	2,616
Unrealized income on investment, net of taxes of $14	—	—	—	—	38	38
Stock-based compensation	—	—	1,280	(32)	—	1,248
Issuance of restricted and deferred stock units	30,547	—	(964)	—	—	(964)
Employee stock purchase plan	18,235	—	1,026	—	—	1,026
Common stock issuance, net of costs	1,184,500	1	66,895	—	—	66,896
Dividends paid ($0.34 per share)	—	—	—	(9,724)	—	(9,724)
BALANCES, March 31, 2021	29,789,887	$30	$578,395	$400,897	$(1,026)	$978,296

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$3,737	2,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,081	23,931
Deferred income taxes	2,264	(762)
Stock-based compensation	1,552	1,280
Allowance for equity funds used during construction	(510)	(402)
Gain on sale of nonutility properties	(5,450)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	4,311	7,725
Accounts payable and other current liabilities	(1,635)	(3,719)
Accrued groundwater extraction charges, purchased water and power	2,140	(1,040)
Tax receivable and payable, and other accrued taxes	1,135	3,333
Postretirement benefits	1,230	1,649
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	5,124	(1,750)
Other changes, net	3,315	515
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,294	33,376
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(43,727)	(46,674)
Contributions in aid of construction	(4,782)	(4,653)
Additions to real estate investments	(40)	(152)
Payments to retire utility plant, net of salvage	(1,087)	(461)
Proceeds from sale of nonutility properties	227	—
Payments for business acquisitions	(33)	—
NET CASH USED IN INVESTING ACTIVITIES	(49,442)	(51,940)
FINANCING ACTIVITIES:
Borrowings on line of credit	15,377	28,637
Repayments on line of credit	(2,375)	(82,222)
Long-term borrowings	—	17,000
Repayments of long-term borrowings	(1,172)	(1,159)
Issuance of common stock, net of issuance costs	—	67,249
Dividends paid	(10,882)	(9,724)
Receipts of advances and contributions in aid of construction	10,044	4,687
Refunds of advances for construction	(595)	(583)
Other changes, net	(279)	(80)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,118	23,805
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,970	5,241
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,119	9,269
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	18,089	14,510
LESS RESTRICTED CASH, END OF PERIOD	602	3,104
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,487	11,406

Cash paid during the period for:
Interest	$11,127	9,516
Income taxes	165	158
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$20,472	16,720
Utility property installed by developers	546	202
Accrued additional common stock issuance costs	—	353

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(in thousands, except share and per share data)

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The Notes to Consolidated Financial Statements in SJW Group’s 2021 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
SJW Group is a holding company with five wholly-owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX, Inc., SJW Land Company, and SJW Holdings, Inc. SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly-subsidiaries are The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. SJWC, Connecticut Water, SJWTX, Inc. doing business as Canyon Lake Water Service Company (“CLWSC”), Maine Water and NEWUS are referred to as “Water Utility Services.” SJW Land Company and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
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
The major streams of revenue for SJW Group are as follows:

	Three months ended March 31,
	2022	2021
Revenue from contracts with customers	$121,777	112,238
Alternative revenue programs, net	(1,927)	112
Other balancing and memorandum accounts, net	2,430	1,521
Other regulatory mechanisms, net	666	(430)
Rental income	1,356	1,344
	$124,302	114,785
Real Estate Investments and Nonutility Properties
The major components of real estate investments and nonutility properties as of March 31, 2022, and December 31, 2021, are as follows:

	March 31, 2022	December 31, 2021
Land	$12,615	12,615
Buildings and improvements	45,058	45,017
Subtotal	57,673	57,632
Less: accumulated depreciation and amortization	16,251	15,951
Total	$41,422	41,681
On October 29, 2021, SJWC sold two nonutility properties located in San Jose, California for $13,150. SJW Group recognized a pre-tax gain on the sale of nonutility properties of $7,230, after selling expenses of $277 for one of the properties sold, and a gain of $5,442, after selling expenses of $178, was deferred on the other nonutility property pending CPUC review for the year

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2022
(in thousands, except share and per share data)

ended December 31, 2021. On February 15, 2022, the California Public Utilities Commission (“CPUC”) review was completed and $5,442 was recognized as gain on sale of nonutility properties.
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2022, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2022, approximates their carrying value as reported on the condensed consolidated balance sheets. The estimated fair value of such financial instruments were determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three months ended March 31, 2022. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was approximately $1,493,425 and $1,651,825 as of March 31, 2022, and December 31, 2021, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,530,475 and $1,532,041 as of March 31, 2022, and December 31, 2021, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
Connecticut Water Service, Inc.’s (“CTWS”) additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $3,469 and $3,797 as of March 31, 2022, and December 31, 2021, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2022 and 2021, 10,860 and 8,579 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

Note 2.Regulatory Matters
Regulatory assets, net are comprised of the following as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Regulatory assets:
Income tax temporary differences, net	$24,309	22,420
Postretirement pensions and other postretirement benefits	63,126	62,197
Business combinations debt premium, net	19,302	19,937
Balancing and memorandum accounts, net	33,800	38,334
Water Rate Adjustment	1,512	2,588
Other, net	9,887	9,145
Total regulatory assets, net in Condensed Consolidated Balance Sheets	151,936	154,621
Less: current regulatory assets, net	4,370	2,629
Total regulatory assets, net, less current portion	$147,566	151,992

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2022
(in thousands, except share and per share data)

As of March 31, 2022, and December 31, 2021, SJW Group’s regulatory assets, net not earning a return primarily included postretirement pensions and other medical benefits unfunded amount, and business combination debt premiums, net. The total amount of regulatory assets, net not earning a return at March 31, 2022, and December 31, 2021, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $85,446 and $84,887, respectively.
Balancing and Memorandum Accounts
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and revenue authorized by the CPUC to offset those expense changes. SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The Monterey Water Revenue Adjustment Mechanism (“MWRAM”) tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect. The Water Conservation Memorandum Account (“WCMA”) allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC records the lost revenue captured in the WCMA balancing accounts. Drought surcharges collected will be used to offset the revenue losses tracked in the WCMA.
Balancing and memorandum accounts recorded to regulatory assets, net for the three months ended March 31, 2022, and 2021 as follows:

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$16,866	2,193	1	19,060	$12,077	1,776	—	13,853
WCMA	3,534	(100)	(6,495)	(3,061)	666	—	—	666
Cost of capital memorandum account	(1,563)	(1)	—	(1,564)	(1,561)	—	—	(1,561)
All others	(386)	312	1	(73)	(1,139)	(175)	1	(1,313)
Total revenue accounts	$18,451	2,404	(6,493)	14,362	$10,043	1,601	1	11,645
Cost-recovery accounts:
Water supply costs	10,545	244	—	10,789	8,123	787	—	8,910
Pension	4,941	65	—	5,006	3,478	366	—	3,844
PRVMA	707	1	(76)	632	1,108	—	(81)	1,027
CEMA	3,245	(807)	—	2,438	2,266	—	—	2,266
All others	445	128	—	573	445	—	—	445
Total cost-recovery accounts	$19,883	(369)	(76)	19,438	$15,420	1,153	(81)	16,492

Total	$38,334	2,035	(6,569)	33,800	$25,463	2,754	(80)	28,137
All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 3.Bank Borrowings and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations. Water Utility Services have received advance deposit payments from its customers on certain construction projects. The refunds of the advance deposit payments constitute an obligation of the respective subsidiaries.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2022
(in thousands, except share and per share data)

Note 4.Income Taxes
Income tax expense (benefit) for the three months ended March 31, 2022, and 2021, was $1,067 and $(896), respectively. The effective consolidated income tax rates were 22% and (52)% for the three months ended March 31, 2022, and 2021, respectively. The higher effective tax rate for the three months ended March 31, 2022, was primarily due to discrete tax expense items.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties of approximately $8,014 and $7,961 as of March 31, 2022, and December 31, 2021, respectively. SJW Group does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 5.Commitments and Contingencies
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 6.Benefit Plans
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three months ended March 31, 2022, and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Service cost	$2,652	2,735
Interest cost	2,860	2,580
Expected return on assets	(5,043)	(4,752)
Unrecognized actuarial loss	1,164	1,780
Amortization of prior service cost	4	12
Total	$1,637	2,355
In 2022, SJW Group expects to make required and discretionary cash contributions of up to $7,842 to the pension plans and other postretirement benefits. For the three months ended March 31, 2022, SJW Group has made no contributions to the plans.

Note 7.Equity Plans
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2022
(in thousands, except share and per share data)

subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new awards under the plan. As of March 31, 2022, 179,833 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 625,071 shares are available for award issuances under the Incentive Plan.
A summary of compensation costs charged to income and proceeds from the exercise of restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2022, and 2021:

	Three months ended March 31,
	2022	2021
Compensation costs charged to income:
ESPP	$185	181
Restricted stock and deferred restricted stock	1,367	1,099
Total compensation costs charged to income	$1,552	1,280
ESPP proceeds	$1,049	1,026
Restricted Stock and Deferred Restricted Stock
For the three months ended March 31, 2022, and 2021, SJW Group granted under the Incentive Plan 31,399 and 33,701, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $68.37 and $64.22, respectively, per unit.
For the three months ended March 31, 2022, and 2021, SJW Group granted under the Incentive Plan 33,621 and 29,459 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value of $70.35 and $66.35, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of March 31, 2022, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $7,618. This cost is expected to be recognized over a weighted-average period of 2.14 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses were $93 and $88 for the three months ended March 31, 2022 and 2021, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 29, 2022, for the ESPP is approximately $132. This cost is expected to be recognized during the second and third quarters of 2022.

Note 8.Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with five subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) CLWSC, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, (iv) SJWNE LLC a holding company for CTWS and its subsidiaries, The Connecticut Water Company, The Maine Water Company, New England Water Utility Services, Inc. and Chester Realty, Inc., and (v) SJWTX Holdings, Inc. which was formed for the purpose of effecting a corporate reorganization of the water utility operations in Texas. In accordance with FASB ASC Topic 280 - “Segment Reporting,” SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff. The first segment is providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water, and NEWUS together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2022
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

	For Three Months Ended March 31, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$120,518	2,428	1,356	—	120,518	3,784	124,302
Operating expense	101,451	3,979	909	1,374	101,451	6,262	107,713
Operating income (loss)	19,067	(1,551)	447	(1,374)	19,067	(2,478)	16,589
Net income (loss)	9,715	(1,317)	308	(4,969)	9,715	(5,978)	3,737
Depreciation and amortization	24,511	2,572	300	223	24,511	3,095	27,606
Interest on long-term debt and other interest expense	8,763	—	—	4,966	8,763	4,966	13,729
Provision (benefit) for income taxes	2,020	(437)	103	(619)	2,020	(953)	1,067
Assets	$3,403,006	4,139	44,361	60,370	3,403,006	108,870	3,511,876

	For Three Months Ended March 31, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$111,396	2,045	1,344	—	111,396	3,389	114,785
Operating expense	98,478	1,369	881	978	98,478	3,228	101,706
Operating income (loss)	12,918	676	463	(978)	12,918	161	13,079
Net income (loss)	5,699	722	323	(4,128)	5,699	(3,083)	2,616
Depreciation and amortization	22,817	109	289	223	22,817	621	23,438
Interest on long-term debt and other interest expense	8,171	—	—	5,268	8,171	5,268	13,439
Provision (benefit) for income taxes	(116)	182	109	(1,071)	(116)	(780)	(896)
Assets	$3,218,536	7,625	44,763	61,218	3,218,536	113,606	3,332,142
____________________
(1)    The “All Other” category for the three months ended March 31, 2022, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis. SJWTX Holdings, Inc. had no activity for the three months ended March 31, 2022 . For the three months ended March 31, 2021, “All Other” category includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.
(2)    As of March 31, 2022 and December 31, 2021, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

General:
SJW Group is a holding company with five wholly-owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX, Inc., SJW Land Company, and SJWTX Holdings, Inc.
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
The properties of CTWS’s subsidiaries consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, Connecticut Water and Maine Water are or may be a party` to limited contractual arrangements for the provision of water supply from neighboring utilities.
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 24,000 connections that serve approximately 72,000 people. CLWSC’s service area comprises more than 266 square miles in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. holds a 25% equity interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc. SJWTX, Inc is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In November 2021, SJWTX Holdings,

Inc. (“SJWTX Holdings”) and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX, Inc. and TWOS. In addition, in 2022, SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets.
SJW Land Company and Chester Realty, Inc. own undeveloped land and operate commercial buildings in Tennessee, California and Connecticut. SJW Land Company owned the following real properties during the three months ended March 31, 2022:

				% for Three months ended March 31, 2022 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	49%	43%
Commercial building	Knoxville, Tennessee	15	135,000	50%	56%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	1%
Commercial building	Guilford, CT	1	1,300	—%	—%

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:
(1)Regional regulated water utility operations;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the California Public Utilities Commission (“CPUC”) in California, the Public Utilities Regulatory Authority (“PURA”) in Connecticut, the Public Utilities Commission of Texas (“PUCT”) in Texas, and the Maine Public Utilities Commission (“MPUC”) in Maine; and
(3)Out-of-region water and utility related services.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on our financial position and operating results, entering markets in which we have no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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
Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2021 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2021, that was filed with the Securities and Exchange Commission on February 25, 2022.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2021. Our significant accounting policies are described in our notes to the 2021 Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2021. There have been no changes to our critical or significant accounting policies during the three months ended March 31, 2022.

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
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2022, was $3,737, an increase of $1,121, or approximately 43%, from $2,616 for the same period in 2021. Consolidated net income in 2022 includes $2,550 from ongoing operations and a gain on the sale of nonutility property of $4,240, offset by the one-time impacts of $1,867 related to depreciation on certain Cupertino concession assets and $1,366 related to San Jose Water Company’s Order Instituting Investigation settlement expenses and certain true-ups of deferred taxes and acquisition related tax expenses.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2022	2021
Water Utility Services	$122,946	113,441
Real Estate Services	1,356	1,344
	$124,302	114,785
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2022 vs. 2021
	Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$1,802	2%
Increase in customers	2,464	2%
Rate increases	5,163	5%
Balancing and memorandum accounts	803	—%
Other regulatory mechanisms	(826)	(1)%
Other	100	—%
Real Estate Services	11	—%
	$9,517	8%

Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2022	2021
Water Utility Services	$105,430	99,847
Real Estate Services	909	881
All Other	1,374	978
	$107,713	101,706
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2022 vs. 2021
	Increase/(decrease)
Water production expenses:
Change in surface water use	$(1,846)	(2)%
Change in usage and new customers	(311)	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	4,495	5%
Balancing and memorandum accounts cost recovery	415	—%
Total water production expenses	2,753	3%
Administrative and general	2,204	2%
Balance and memorandum account cost recovery	1,108	1%
Maintenance	430	—%
Property taxes and other non-income taxes	794	1%
Depreciation and amortization	4,168	4%
Gain on sale of nonutility properties	(5,450)	(5)%
	$6,007	6%
Sources of Water Supply
SJWC’s water supply consists of imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051, groundwater from wells, surface water from watershed run-off and diversion, and reclaimed water. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting water supply cost. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the California Public Utilities Commission (“CPUC”) seeking authorization to increase customer rates to offset the cost increase.
We are currently experiencing a severe drought in California that is expected to have a significant impact on the sources of our water supply. On April 1, 2022, Valley Water’s 10 reservoirs were at approximately 25% of total capacity with 13,595 million gallons of water in storage, which is 42% of the twenty-year average for this date. Valley Water’s largest reservoir, Anderson, remains drained for the 8-10 year Anderson Dam Seismic Retrofit Project. As reported by Valley Water, there was 7.95 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2021. Rainfall at SJWC’s Lake Elsman was measured at 34.48 inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of April 1, 2022, Valley Water reported that allocations from the State Water Project was 5% or 1,629 million gallons. Due to an exceptionally dry start to 2022, the U.S. Bureau of Reclamation reduced the initial Central Valley Project allocation of 25% down to the Public Health and Safety limit. Valley Water reported that its Semitropic groundwater bank reserves are at 83% of capacity or 94,388 million gallons, which can be used to perform water transfers with other state water contractors. Valley Water also reported that the managed groundwater recharge from January to March in the Santa Clara Plain was 108% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 5 feet higher than the five-year average. According to Valley Water, the projected total groundwater storage at the end of 2022 is expected to fall within the Alert Stage of Valley Water’s Water Shortage Contingency Plan.

On April 1, 2022, SJWC’s Lake Elsman contained 1,471 million gallons of water, of which approximately 1,321 million gallons can be utilized for treatment in water production. This Lake Elsman volume represents 108% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. Typically, SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from Valley Water. Production from the Montevina Surface Water Treatment Plant through the first quarter was 575 million gallons, which is 115% of the five-year average. Through the first quarter of 2022, there was 43 million gallons of water production at SJWC’s smaller Saratoga Water Treatment Plant. The Saratoga Water Treatment Plant was taken out of service due to lack of run-off from Saratoga Creek and remains offline. Nonetheless, SJWC believes that its various other water supply sources will be sufficient to meet customer demand through the remainder of 2022.
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
CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2022	2021
Purchased water	3,764	3,372	392	4%
Groundwater	3,858	4,603	(745)	(7)%
Surface water	2,567	2,107	460	5%
Reclaimed water	125	85	40	—%
	10,314	10,167	147	2%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for March 31, 2022, and 2021 approximated 7.2% for each of the respective periods, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for March 31, 2022, and 2021 was approximately 13.9% and 16.2%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.

Water Production Expenses
The change in water production expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, energy charges and other production expenses, offset by an increase in available surface water for SJWC. Effective July 1, 2021, Valley Water increased the unit price of purchased water by approximately 9.5% and the groundwater extraction charge by approximately 9.1%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $3,254 for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily attributable to increases of $3,312 in administrative and general expenses primarily due to increases in labor and pension expense, and an increase of $4,168 in depreciation and amortization due to increases in utility plant and a true up related to Cupertino assets to adjust the useful lives over the concession term, partially offset by $5,450 from the gain on sale of vacant land located in California and nonutility property in Texas.
Other (Expense) Income
For the three months ended March 31, 2022, compared to the same period in 2021, the change in other (expense) income was primarily due to an increase in interest on long term debt and a decrease on the return from retirement plan assets, partially offset by income generated from pension non service cost and a decrease in interest on the line of credit.
Provision for Income Taxes
For the three months ended March 31, 2022, compared to the same period in 2021, income tax expense increased $1,963. The increase in income tax expense was primarily due to a decrease in pre-tax book income and discrete tax expense items. The effective consolidated income tax rates were 22% and (52)% for the three months ended March 31, 2022, and 2021, respectively. The higher effective rate for the three months ended March 31, 2022, was also primarily due to discrete tax expense items.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On January 4, 2021, SJWC filed General Rate Case Application No. 21-01-003 requesting authority for an increase of revenue of $51,585 or 13.35% in 2022, $16,932 or 3.88% in 2023, and $19,195 or 4.24% in 2024. The application also includes requests to recover $18,499 from balancing and memorandum accounts, authorization for a $435,000 capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. Review of the application is currently underway by the CPUC and new rates, if approved, are expected to be effective in the third quarter of 2022. Due to the processing delay, SJWC filed Advice Letter No. 573 on December 30, 2021, to request interim rates effective January 1, 2022, which will allow SJWC to retroactively apply the final decision to January 1, 2022. Interim rates are proposed to be set equal to present rates in order to avoid customer confusion and short-term bill changes. This advice letter was approved with an effective date of January 1, 2022. SJWC and the Public Advocates Office filed a settlement agreement resolving all issues in the proceeding on January 13, 2022, which will be considered by the CPUC for adoption. The settlement provides a revenue increase of $54,131 over the three-year period with an increase of $25,074 in 2022. The settlement recognizes the need for continued investments in the water system to deliver safe and reliable water service, providing authorization of a three-year $350,000 capital budget. Additionally, it further aligns authorized and actual consumption, particularly for business customers, addresses our water supply mix variability, and provides greater revenue recovery in the fixed charge. The settlement also approves the recovery of $18,254 from balancing and memorandum accounts. New rates are anticipated in the third quarter of 2022.
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6,418 or 1.61% in 2022. The application also proposes a rate of return of 8.11%, an increase from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30%, an increase from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. If approved, new rates are expected to be effective in the third quarter of 2022.

SJWC’s Advanced Metering Infrastructure (“AMI”) application is pending before the CPUC. An all-party settlement agreement was submitted to the CPUC for adoption that would authorize the deployment of AMI outside of the capital budget requested in the 2021 GRC. A final decision is anticipated on the AMI proceeding in the second quarter of 2022.
Connecticut Regulatory Affairs
On October 26, 2021, Connecticut Water filed for a Water Infrastructure Conservation Adjustment (“WICA”) increase of approximately $21,746 in completed projects. Many of the projects were those that were not considered by PURA in the rate case because of the deadline in the proceeding for pro forma capital additions. On December 22, 2021, PURA approved a WICA surcharge of 2.44% to be added to bills of all Connecticut Water customers, including those of the former The Avon Water Company and The Heritage Village Water Company, effective January 1, 2022 which is expected to generate approximately $2,581 in additional revenue. On February 14, 2022 Connecticut Water filed its 2021 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 16, 2022 and effective for 12 months beginning April 1, 2022, replaced the expiring 2020 reconciliation surcharge of 0.07% with a credit of (0.02)%. As a result, the net WICA surcharge, effective April 1, 2022 was 2.35%.
On February 28, 2022 Connecticut Water filed its 2021 Water Rate Adjustment mechanism (“WRA”). The mechanism reconciles 2021 revenues as authorized in the Company’s most recent rate cases. The 2021 WRA, as approved by PURA on March 30, 2022 and effective for 12 months beginning on April 1, 2022 imposed a 2.85% surcharge on customer bills to collect the 2021 revenue shortfall.
On April 26, 2022, Connecticut Water filed for a WICA increase of $9,779 in completed projects. If approved by PURA, the new WICA adjustment would be effective July 1, 2022 and would be expected to generate $963 in additional revenue.
Texas Regulatory Affairs
CLWSC filed its annual Water Pass Through Charge (“WPC”) true-up report on January 31, 2022. The 2022 WPC usage rate will increase from $0.70 to $1.02 dollars per thousand gallons due to CLWSC under-collecting the actual cost of purchased water and GBRA increasing its rates. The PUCT modified the WPC formula which resulted in a new usage rate of $0.90 dollars per thousand gallons. The new usage rate was effective March 1, 2022.
The Deer Creek Ranch water system has a separate WPC. A WPC filing for Deer Creek Ranch is required only when there is a change in purchased water costs. CLWSC received notice of an increase of 4% for the Deer Creek purchased water cost from WTPUA, effective in October 2021. SJWTX also received notice from the LCRA of an increase of 7% per acre-foot for the firm water rate and the reservation rate. The WPC true-up report for this system was submitted on December 1, 2021, which will result in an increase in the usage charge from $1.84 to $1.87 dollars per thousand gallons, and an increase in the monthly base charge of $1.04 dollars per residential account effective January 1, 2022. The PUCT approved the new rates on March 25, 2022.
On September 3, 2021, Kendall West Utility filed its annual WPC true-up report under Docket No. 52521. The true-up report resulted in a decrease in its WPC from $2.75 to $2.39 per thousand gallons. The new rate was approved by the PUCT on January 24, 2022. The PUCT issued the stamped approved tariff on February 4. 2022.
Maine Regulatory Affairs
On March 10, 2021, Maine Water filed a general rate increase application for the Biddeford Saco Division seeking approximately $6,659, or 77.5%, in additional revenue. The application proposed a three step, multi-year rate plan designed to ease the transition to higher water bills over the period from July 2021 to July 2023. The primary driver for the increase in rates is the support for a new drinking water treatment facility on the Saco River, a $60,000 project to replace the existing facility that is expected to be in service in the second quarter of 2022. On June 23, 2021, the MPUC approved the first step in the plan by adopting the proposed rate smoothing mechanism and implementing a temporary 22.65% surcharge on all customer bills. The surcharge will be in effect for one year. On September 8, 2021, Maine Water filed a supplemental application to update its request to increase base rates, initiating the second step in the rate plan. The supplemental application updates the March application and seeks $6,880, or 80.1% in additional revenue and provides a bill credit funded by the year one surcharge to offset a portion of the increase. Like the surcharge, the bill credit will be in effect for one year. On April 5, 2022, the MPUC approved a stipulated agreement which authorized a rate increase of $6,313, or 72.5% with an effective date of July 1, 2022, sets a 9.70% return on equity to be applied across all of Maine Water’s divisions until amended in a future rate case, and approved the use of a bill credit to return the amount collected through surcharge, effectively reducing the full impact of the rate increase during the one year credit period.
On October 28, 2021, Maine Water filed a Water Infrastructure Surcharge (“WISC”) application with the MPUC for the Skowhegan division requesting an increase of 3%, representing approximately $50 in additional revenues. The WISC application was approved on December 27, 2021, and the surcharge became effective January 1, 2022.
On February 28, 2022, Maine Water filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions. The four filings collectively request $529 in new revenue and seek to reset the WISC in all four divisions. Individually, the Camden Rockland Division request is $222, or 3.4%; the Freeport request is $51, or 6.1%; the Millinocket request is $184, or 14.5%; and the Oakland request is $72, or 9.9%. Decisions by the Commission in these filings are expected in the third quarter of 2022.
On March 14, 2022, Maine Water filed a request for approval to issue $15,000 in long term debt. If approved, the new debt would be used to reduce short term borrowings.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2022, SJW Group generated cash flows from operations of approximately $45,300, compared to $33,400 for the same period in 2021. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $11,900. This increase was the result of a combination of the following factors: (1) an increase of $6,900 in regulatory assets primarily due to the recognition of balancing and memorandum accounts, (2) payments of amounts previously invoiced and accrued including accrued production costs, increased by $5,200, (3) an increase in other changes, net of $2,800 primarily due to the funds from the State of California Water and Wastewater Arrearages Payment Program, and (4) general working capital and net income, adjusted for non-cash items increased by $2,600, offset by (5) a decrease in collections from accounts receivable and accrued unbilled utility revenue of $3,400, and (6) net collection of taxes receivable which was $2,200 less than in prior year.
As of March 31, 2022, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, unchanged from March 31, 2021. As of February 1, 2022, the remaining state executive order suspending water service disconnections due to non-payment by customers expired in California. There is no guarantee that the respective state regulators will not reinstate such orders. Management believes that the collection rate for its accounts receivables will gradually return to pre-pandemic levels now that service disconnections are allowable once again to mitigate payment delinquencies. On February 3, 2022, SJWC received $9,757 through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customers accounts greater that 60-days past due as of June 30, 2021. The financial impact of certain remaining past due accounts are being recorded for future recovery through the rate-making process. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the three months ended March 31, 2022, SJW Group used cash flows from investing activities of approximately $49,400, compared to $51,900 for the same period in 2021. SJW Group used approximately: (1) $43,700 of cash for company-funded capital expenditures, (2) $4,800 for developer-funded capital expenditures, and (3) $1,100 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2022, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $223,000. As of March 31, 2022, approximately $43,700 or 20% of the $223,000 has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,300,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022, decreased by approximately $13,700 from the same period in the prior year, primarily as a result of (1) a decrease in net proceeds from our common stock equity offering in prior year of $67,200, (2) a decrease in net proceeds of $17,000 from new long-term debt, offset by (3) an increase in net borrowings and repayments on our lines of credit of $66,600, (4) $5,300 increase in net cash receipts from advances and contributions in aid of construction, and (5) an increase of dividends paid to stockholders of $1,200.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
Short-term Financing Agreements
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of March 31, 2022, are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
SJWC credit agreement (a)	December 31, 2023	$140,000	—	140,000
CTWS credit agreement	December 14, 2023	75,000	35,997	39,003
CTWS credit agreement	May 15, 2025	40,000	40,000	—
SJWTX, Inc. credit agreement (b)	December 31, 2023	5,000	—	5,000
		$260,000	75,997	184,003
___________________________________
(a)Credit agreement also provides for a letter of credit sublimit of $15,000.
(b)Credit agreement also provides for a letter of credit sublimit of $1,000.
During 2021, cost of borrowing on the lines of credit averaged 1.64%.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of March 31, 2022, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
SJW Group and its subsidiaries long-term debt activities are for purposes of refinancing short-term borrowings, funding capital expenditures and working capital, and repayments of maturing long-term debt.
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of March 31, 2022, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
Equity Financing Arrangements
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share (the “Shares”), from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000. Pursuant to the Equity Distribution Agreement, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market prices or at negotiated prices, in block transactions, or as otherwise agreed upon by the company and the Sales Agents. Proceeds from the sale of the shares under the Equity Distribution Agreement can be used in the financing of acquisitions, infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations, and working capital over the term of the Equity Distribution Agreement as such needs arise. As of March 31, 2022, SJW Group has $75,000 remaining on the Equity Distribution agreement. No shares were sold in the first quarter of 2022.

Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2022 and 2021 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. The current Standard & Poor’s Rating Service assigned company rating for SJW Group is an A-, with a stable outlook, for SJWC is an A, with a stable outlook, for CTWS is an A- with a stable outlook, and for Connecticut Water is an A- with a stable outlook.

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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2021 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor below, there has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2021.
Our business, financial condition, and results of operations have been and will continue to be negatively impacted by the COVID-19 pandemic.
We are subject to risks associated with the COVID-19 pandemic. In 2020 and 2021, numerous governmental jurisdictions, including the States of California, Connecticut, Maine and Texas where we operate our water utility services, imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19 disease. Such orders and restrictions resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and customers. Since the start of the second quarter of 2021, there has been increased availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government functions, which resulted in gradual resumption of economic and commercial activities. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk, including the Delta and most recently the Omicron variants which have increased the spread and transmission of COVID-19 disease and prompted government agencies to reinstate or impose public health measures and restrictions that were previously lifted. The continuation of such restrictions or reversal of prior orders to ease restrictions will have a negative effect on our business operations and results of operations.
In response to the pandemic, federal and state governments have and may continue to take actions to impose utility termination moratoriums which prohibit water companies from turning off water supplies for nonpayment of water bills. These and other events associated with the COVID-19 pandemic have reduced the incentive and ability of certain of our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our result of operations. Recently, state governments have acted to end existing utility termination moratoriums. In California, the remaining state executive order suspending water service disconnections due to non-payment by customers expired February 1, 2022. There are currently no such orders remaining in effect in the states where we operate on suspending water service disconnections due to non-payment. However, if COVID-19 infection rates rise and health officials recommend more stringent measures to stop spread of the disease, state governments may decide to reverse these actions which may prolong our inability to collect fully water services bills from customers. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended, altered or terminated their business operations, their water usage may decline significantly or cease, which could adversely affect our revenue. Even though many of these legal restrictions have been eased and lifted in certain jurisdictions, including California, some of our commercial customers may decide not to open fully or at all due to their ongoing concerns with health and safety of employees at the workplace, in which case their water usage may remain at a lower level and continue to adversely impact our revenue.
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
Recently federal and state governments have issued orders and regulations directing employers to require their employees to be vaccinated as a condition to continuing employment, which may adversely affect our operations. In November 2021, and in response to the order by President Joseph Biden, the federal Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce a negative COVID test on a weekly basis. However, on January 13, 2022, the U.S. Supreme Court invalidated President Biden’s federal vaccine mandate holding that OSHA had exceeded its authority. Accordingly, the implementation of such federal vaccine mandate is suspended, but similar state and local mandates may continue to be enforced and implemented. In response to these regulatory developments and the need to protect the health and safety of our employees, we implemented a policy requiring our employees, subject to certain exemptions, to be vaccinated. On January 22, 2022, SJWC received a letter from the National Labor Relations Board (“NLRB”) stating that it would investigate the allegations from the Utility Workers Union of America Local 259 (“Union”) that SJWC failed to bargain in good faith by imposing a COVID vaccine mandate and threatening to terminate noncompliant employees and for failing to bargain over its decision to impose the mandate. Subsequent to the notice, NLRB chose not to investigate and denied the claim instructing the Union to seek a mediation process to resolve the matter. The Union has appealed the NLRB’s decision and is currently awaiting further response from the NLRB on the matter. These regulatory requirements and company policies may result in increased operating costs, labor disruptions or employee attrition, and if we lose employees, it may be difficult in the current competitive labor market to recruit and hire replacement employees, all of which may have an adverse effect on our business operations and financial conditions.
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

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On April 27, 2022, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.36 per share of common stock. The dividend will be paid on June 1, 2022, to stockholders of record as of the close of business on May 9, 2022.
Information Web Sites
SJW Group posts information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.sjwtx.com and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

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

SJW GROUP

DATE:	April 29, 2022	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer (Principal financial officer)