Form 10-Q
period 2022-06-30
SJW GROUP
filed 2022-07-29
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
As of July 25, 2022, there were 30,247,674 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE	$149,041	152,241	$273,343	267,026
OPERATING EXPENSE:
Production Expenses:
Purchased water	26,352	27,668	45,569	43,313
Power	3,394	3,391	6,474	6,394
Groundwater extraction charges	18,360	20,138	32,288	35,683
Other production expenses	11,596	9,831	21,719	19,233
Total production expenses	59,702	61,028	106,050	104,623
Administrative and general	23,260	21,326	47,465	42,219
Maintenance	6,891	6,587	13,586	12,852
Property taxes and other non-income taxes	7,579	7,149	15,888	14,664
Depreciation and amortization	25,207	23,512	52,813	46,950
Gain on sale of nonutility properties	—	—	(5,450)	—
Total operating expense	122,639	119,602	230,352	221,308
OPERATING INCOME	26,402	32,639	42,991	45,718
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(14,241)	(13,681)	(27,970)	(27,120)
Pension non-service cost	941	339	1,890	665
Gain on sale of Texas Water Alliance	—	3,000	—	3,000
Other, net	824	1,784	1,819	3,538
Income before income taxes	13,926	24,081	18,730	25,801
Provision for income taxes	2,368	3,306	3,435	2,410
NET INCOME	11,558	20,775	15,295	23,391
Other comprehensive (loss) income, net	(248)	107	(429)	145
COMPREHENSIVE INCOME	$11,310	20,882	$14,866	23,536
EARNINGS PER SHARE
Basic	$0.38	0.70	$0.51	0.80
Diluted	$0.38	0.69	$0.50	0.79
DIVIDENDS PER SHARE	$0.36	0.34	$0.72	0.68
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,244,511	29,799,499	30,234,381	29,333,776
Diluted	30,346,040	29,924,191	30,341,065	29,459,782

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Utility plant:
Land	$39,900	39,004
Depreciable plant and equipment	3,468,240	3,381,908
Construction in progress	192,580	176,427
Intangible assets	36,220	36,276
	3,736,940	3,633,615
Less accumulated depreciation and amortization	1,183,159	1,136,116
	2,553,781	2,497,499
Real estate investments and nonutility properties	58,234	57,632
Less accumulated depreciation and amortization	16,553	15,951
	41,681	41,681
CURRENT ASSETS:
Cash and cash equivalents:
Cash	12,049	10,908
Restricted cash	602	1,211
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $5,222 and $4,600 on June 30, 2022 and December 31, 2021, respectively	58,815	53,699
Income tax	—	2,308
Other	4,079	4,735
Accrued unbilled utility revenue	47,824	44,026
Prepaid expenses	8,106	9,667
Current regulatory assets, net	2,841	2,629
Other current assets	4,476	4,902
	138,792	134,085
OTHER ASSETS:
Net regulatory assets, less current portion	139,312	151,992
Investments	15,011	15,784
Goodwill	640,311	640,471
Other	12,159	10,883
	806,793	819,130
	$3,541,047	3,492,395

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 30,247,674 on June 30, 2022 and 30,181,348 on December 31, 2021	$30	30
Additional paid-in capital	608,666	606,392
Retained earnings	421,741	428,260
Accumulated other comprehensive income	(592)	(163)
Total stockholders’ equity	1,029,845	1,034,519
Long-term debt, less current portion	1,455,709	1,492,935
	2,485,554	2,527,454
CURRENT LIABILITIES:
Line of credit	141,336	62,996
Current portion of long-term debt	38,966	39,106
Accrued groundwater extraction charges, purchased water and power	24,798	17,200
Accounts payable	26,580	30,391
Accrued interest	14,615	14,174
Accrued payroll	9,814	11,583
Income tax payable	1,087	—
Other current liabilities	20,633	27,821
	277,829	203,271
DEFERRED INCOME TAXES	203,561	200,451
ADVANCES FOR CONSTRUCTION	138,430	130,693
CONTRIBUTIONS IN AID OF CONSTRUCTION	319,564	316,479
POSTRETIREMENT BENEFIT PLANS	92,060	89,998
OTHER NONCURRENT LIABILITIES	24,049	24,049
COMMITMENTS AND CONTINGENCIES
	$3,541,047	3,492,395

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2021	30,181,348	$30	$606,392	$428,260	$(163)	$1,034,519
Net income	—	—	—	3,737	—	3,737
Unrealized loss on investment, net of tax benefit of $67	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	1,552	(20)	—	1,532
Issuance of restricted and deferred stock units	37,879	—	(1,269)	—	—	(1,269)
Employee stock purchase plan	17,918	—	1,049	—	—	1,049
Common stock issuance costs	—	—	(87)	—	—	(87)
Dividends paid ($0.36 per share)	—	—	—	(10,882)	—	(10,882)
BALANCES, March 31, 2022	30,237,145	30	607,637	421,095	(344)	1,028,418
Net income	—	—	—	11,558	—	11,558
Unrealized gain on investment, net of tax of $—	—	—	—	—	(248)	(248)
Stock-based compensation	—	—	1,041	(23)		1,018
Issuance of restricted and deferred stock units	10,529	—	(6)	—	—	(6)
Common stock issuance, net of costs	—	—	(6)	—	—	(6)
Dividends paid ($0.36 per share)	—	—	—	(10,889)	—	(10,889)
BALANCES, June 30, 2022	30,247,674	$30	$608,666	$421,741	$(592)	$1,029,845

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$15,295	23,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,830	48,406
Deferred income taxes	2,239	903
Stock-based compensation	2,593	2,071
Allowance for equity funds used during construction	(1,084)	(916)
Gain on sale of nonutility properties and Texas Water Alliance	(5,450)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(8,487)	(7,812)
Accounts payable and other current liabilities	(1,158)	553
Accrued groundwater extraction charges, purchased water and power	7,598	7,106
Tax receivable and payable, and other accrued taxes	(22)	2,647
Postretirement benefits	459	1,955
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	17,284	(8,231)
Other changes, net	501	23
NET CASH PROVIDED BY OPERATING ACTIVITIES	83,598	67,096
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(101,611)	(100,057)
Contributions in aid of construction	(13,332)	(7,357)
Additions to real estate investments	(546)	(230)
Payments to retire utility plant, net of salvage	(1,836)	(909)
Proceeds from sale of nonutility properties and Texas Water Alliance	227	3,000
Payments for business acquisitions	(33)	(1,452)
NET CASH USED IN INVESTING ACTIVITIES	(117,131)	(107,005)
FINANCING ACTIVITIES:
Borrowings on line of credit	88,664	45,669
Repayments on line of credit	(10,324)	(82,222)
Long-term borrowings	15,000	87,000
Repayments of long-term borrowings	(51,612)	(51,617)
Issuance of common stock, net of issuance costs	—	66,775
Debt issuance costs	—	(296)
Dividends paid	(21,771)	(19,857)
Receipts of advances and contributions in aid of construction	15,769	14,673
Refunds of advances for construction	(1,345)	(1,363)
Other changes, net	(316)	(21)
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,065	58,741
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	532	18,832
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,119	9,269
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	12,651	28,101
LESS RESTRICTED CASH, END OF PERIOD	602	2,659
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,049	25,442

Cash paid during the period for:
Interest	$30,189	29,266
Income taxes	458	1,020
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$18,502	29,123
Utility property installed by developers	1,066	1,230

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The major streams of revenue for SJW Group are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue from contracts with customers	$148,657	147,204	$270,434	259,442
Alternative revenue programs, net	(2,982)	2,656	(4,909)	2,768
Other balancing and memorandum accounts, net	2,432	1,477	4,862	2,998
Other regulatory mechanisms, net	(432)	(416)	234	(846)
Rental income	1,366	1,320	2,722	2,664
	$149,041	152,241	$273,343	267,026
Real Estate Investments and Nonutility Properties
The major components of real estate investments and nonutility properties as of June 30, 2022, and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021
Land	$12,900	12,615
Buildings and improvements	45,334	45,017
Subtotal	58,234	57,632
Less: accumulated depreciation and amortization	16,553	15,951
Total	$41,681	41,681
On October 29, 2021, SJWC sold two nonutility properties located in San Jose, California for $13,150. SJW Group recognized a pre-tax gain on the sale of nonutility properties of $7,230, after selling expenses of $277 for one of the properties sold, and a gain of $5,442, after selling expenses of $178, was deferred on the other nonutility property pending California Public Utilities

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2022
(in thousands, except share and per share data)

Commission (“CPUC”) review for the year ended December 31, 2021. On February 15, 2022, the CPUC review was completed and $5,442 was recognized as gain on sale of the second nonutility property.
A former wholly owned subsidiary of SJW Group, Texas Water Alliance Limited, was sold to Guadalupe-Blanco River Authority (“GBRA”) in 2017. The sales agreement with GBRA included a holdback amount of $3,000 to be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. SJW Group received the holdback amount without reduction from the GBRA on June 29, 2021 and recognized a pre-tax gain on sale of $3,000.
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2022, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2022, approximates their carrying value as reported on the condensed consolidated balance sheets. The estimated fair value of such financial instruments were determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and six months ended June 30, 2022. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was approximately $1,348,114 and $1,651,825 as of June 30, 2022, and December 31, 2021, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,494,675 and $1,532,041 as of June 30, 2022, and December 31, 2021, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
CTWS additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $3,117 and $3,797 as of June 30, 2022, and December 31, 2021, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2022 and 2021, 4,964 and 4,304 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2022 and 2021, 15,824 and 12,883 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2022
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets, net are comprised of the following as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Regulatory assets:
Income tax temporary differences, net	$25,946	22,420
Postretirement pensions and other postretirement benefits	64,022	62,197
Business combinations debt premium, net	18,667	19,937
Balancing and memorandum accounts, net	24,772	38,334
Water Rate Adjustment	(1,176)	2,588
Other, net	9,922	9,145
Total regulatory assets, net in Condensed Consolidated Balance Sheets	142,153	154,621
Less: current regulatory assets, net	2,841	2,629
Total regulatory assets, net, less current portion	$139,312	151,992
As of June 30, 2022, and December 31, 2021, SJW Group’s regulatory assets, net not earning a return primarily included postretirement pensions and other medical benefits unfunded amount, and business combination debt premiums, net. The total amount of regulatory assets, net not earning a return at June 30, 2022, and December 31, 2021, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $85,798 and $84,887, respectively.
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2022
(in thousands, except share and per share data)

Balancing and memorandum accounts recorded to regulatory assets, net for the three and six months ended June 30, 2022, and 2021 as follows:

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$19,060	2,036	—	21,096	$13,853	1,424	1	15,278
WCMA	(3,061)	(1,000)	(10,900)	(14,961)	666	—	2	668
Cost of capital memorandum account	(1,564)	(4)	—	(1,568)	(1,561)	(1)	—	(1,562)
All others	(73)	490	—	417	(1,313)	147	2	(1,164)
Total revenue accounts	$14,362	1,522	(10,900)	4,984	$11,645	1,570	5	13,220
Cost-recovery accounts:
Water supply costs	10,789	322	—	11,111	8,910	984	1	9,895
Pension	5,006	63	—	5,069	3,844	366	—	4,210
Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”)	632	1	(90)	543	1,027	—	(99)	928
COVID-19 Catastrophic Event Memorandum Account (“CEMA”)	2,438	148	—	2,586	2,266	352	—	2,618
All others	573	(94)	—	479	445	1	—	446
Total cost-recovery accounts	$19,438	440	(90)	19,788	$16,492	1,703	(98)	18,097

Total	$33,800	1,962	(10,990)	24,772	$28,137	3,273	(93)	31,317

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$16,866	4,229	1	21,096	$12,077	3,200	1	15,278
WCMA	3,534	(1,100)	(17,395)	(14,961)	666	—	2	668
Cost of capital memorandum account	(1,563)	(5)	—	(1,568)	(1,561)	(1)	—	(1,562)
All others	(386)	802	1	417	(1,139)	(28)	3	(1,164)
Total revenue accounts	$18,451	3,926	(17,393)	4,984	$10,043	3,171	6	13,220
Cost-recovery accounts:
Water supply costs	10,545	566	—	11,111	8,123	1,771	1	9,895
Pension	4,941	128	—	5,069	3,478	732	—	4,210
PRVMA	707	2	(166)	543	1,108	—	(180)	928
CEMA	3,245	(659)	—	2,586	2,266	352	—	2,618
All others	445	34	—	479	445	1	—	446
Total cost-recovery accounts	$19,883	71	(166)	19,788	$15,420	2,856	(179)	18,097

Total	$38,334	3,997	(17,559)	24,772	$25,463	6,027	(173)	31,317

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2022
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

Note 3.Bank Borrowings and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations. Water Utility Services had received advance deposit payments from its customers on certain construction projects. The refunds of the advance deposit payments constitute an obligation of the respective entities.
On April 6, 2022, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $15,000 and a fixed interest rate of 4.54%, due May 31, 2042. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on May 13, 2022.
On June 28, 2022, Connecticut Water entered into a note purchase agreement with certain affiliates of New York Life Insurance Company, pursuant to which Connecticut Water sold an aggregate principal amount of $25,000 of its 4.71% Senior Notes, Series 2022, due 2052. The closing of the note purchase agreement is expected to occur on December 15, 2022, and is subject to customary closing conditions and regulatory approval. The Series 2022 Notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. The note purchase agreement contains customary representations and warranties. Connecticut Water has agreed to customary affirmative and negative covenants for as long as the Series 2022 Notes are outstanding. The Series 2022 Notes are also subject to customary events of default, the occurrence of which may result in all of the Series 2022 Notes then outstanding becoming immediately due and payable.

Note 4.Income Taxes
For the three and six months ended June 30, 2022, income tax expense was $2,368 and $3,435, respectively. Income tax expense for the three and six months ended June 30, 2021, was $3,306 and $2,410, respectively. The effective consolidated income tax rates were 17% and 14% for the three months ended June 30, 2022 and 2021, respectively, and 18% and 9% for the six months ended June 30, 2022, and 2021, respectively. The higher effective tax rate for the three and six months ended June 30, 2022, was primarily due to discrete tax expense items.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $8,221 and $7,961 as of June 30, 2022, and December 31, 2021, respectively. SJW Group does not expect its unrecognized tax benefits to change significantly within the next 12 months.

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
June 30, 2022
(in thousands, except share and per share data)

an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
In addition, senior management hired before March 31, 2008, for SJWC and January 1, 2009, for CTWS are eligible to receive additional retirement benefits under supplemental executive retirement plans and retirement contracts. SJWC’s senior management hired on or after March 31, 2008, are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan. The supplemental retirement plans and Cash Balance Executive Supplemental Retirement Plan are non-qualified plans in which only senior management and other designated members of management may participate. SJW Group also provides health care and life insurance benefits for retired employees under employer-sponsored postretirement benefits that are not pension plans.
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and six months ended June 30, 2022, and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$2,652	2,688	$5,304	5,423
Interest cost	2,861	2,530	5,721	5,110
Expected return on assets	(5,045)	(4,742)	(10,088)	(9,494)
Unrecognized actuarial loss	1,200	1,794	2,364	3,574
Amortization of prior service cost	4	13	8	25
Total	$1,672	2,283	$3,309	4,638
In 2022, SJW Group expects to make required and discretionary cash contributions of up to $7,842 to the pension plans and other postretirement benefits. For the three and six months ended June 30, 2022, SJW Group has made $1,961 contributions to such plans.

Note 7.Equity Plans
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. As of June 30, 2022, 178,820 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 615,154 shares are available for award issuances under the Incentive Plan.
A summary of compensation costs charged to income and proceeds from the exercise of restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2022, and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Compensation costs charged to income:
ESPP	$—	—	$185	181
Restricted stock and deferred restricted stock	1,041	791	2,408	1,890
Total compensation costs charged to income	$1,041	791	$2,593	2,071
ESPP proceeds	$—	—	$1,049	1,026
Restricted Stock and Deferred Restricted Stock
For the three months ended June 30, 2022, and 2021, SJW Group granted under the Incentive Plan 12,604 and 11,732, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $58.04 and $65.43, respectively, per unit. For the six months ended June 30, 2022, and 2021, SJW Group granted under the

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2022
(in thousands, except share and per share data)

Incentive Plan 44,003 and 45,433, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $65.41 and $64.53, respectively, per unit.
For the three months ended June 30, 2022, and 2021, SJW Group granted under the Incentive Plan 32 and 1,182 target units, respectively, performance-based and market-based restricted stock awards with a weighted-average grant date fair value of $66.14 and $65.70, respectively, per unit. For the six months ended June 30, 2022, and 2021, SJW Group granted under the Incentive Plan 33,653 and 30,641 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value of $70.35 and $66.33, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of June 30, 2022, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $6,721. This cost is expected to be recognized over a weighted-average period of 1.88 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses for its ESPP were $89 and $182 for the three and six months ended June 30, 2022, respectively, and $86 and $174 for the three and six months ended June 30, 2021, respectively. The total unrecognized compensation costs related to the semi-annual offering period that ends July 29, 2022, for the ESPP is approximately $31. This cost is expected to be recognized during the third quarter of 2022.

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
June 30, 2022
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

	For Three Months Ended June 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$144,261	3,414	1,366	—	144,261	4,780	149,041
Operating expense	119,430	1,797	915	497	119,430	3,209	122,639
Operating income (loss)	24,831	1,617	451	(497)	24,831	1,571	26,402
Net income (loss)	12,765	1,768	323	(3,298)	12,765	(1,207)	11,558
Depreciation and amortization	24,458	165	301	283	24,458	749	25,207
Interest on long-term debt and other interest expense	9,805	—	(3)	4,439	9,805	4,436	14,241
Provision (benefit) for income taxes	2,721	443	110	(906)	2,721	(353)	2,368
Assets	$3,435,758	4,220	44,033	57,036	3,435,758	105,289	3,541,047

	For Three Months Ended June 30, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$148,237	2,684	1,320	—	148,237	4,004	152,241
Operating expense	115,572	1,942	881	1,207	115,572	4,030	119,602
Operating income (loss)	32,665	742	439	(1,207)	32,665	(26)	32,639
Net income (loss)	20,585	677	296	(783)	20,585	190	20,775
Depreciation and amortization	22,887	110	291	224	22,887	625	23,512
Interest on long-term debt and other interest expense	8,347	—	—	5,334	8,347	5,334	13,681
Provision (benefit) for income taxes	4,580	203	96	(1,573)	4,580	(1,274)	3,306
Assets	$3,300,414	8,248	45,090	55,770	3,300,414	109,108	3,409,522

	For Six Months Ended June 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$264,779	5,842	2,722	—	264,779	8,564	273,343
Operating expense	220,881	5,776	1,824	1,871	220,881	9,471	230,352
Operating income (loss)	43,898	66	898	(1,871)	43,898	(907)	42,991
Net income (loss)	22,480	451	631	(8,267)	22,480	(7,185)	15,295
Depreciation and amortization	48,969	2,737	601	506	48,969	3,844	52,813
Interest on long-term debt and other interest expense	18,568	—	(3)	9,405	18,568	9,402	27,970
Provision (benefit) for income taxes	4,741	6	213	(1,525)	4,741	(1,306)	3,435
Assets	$3,435,758	4,220	44,033	57,036	3,435,758	105,289	3,541,047

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2022
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
____________________
(1)    The “All Other” category for the six months ended June 30, 2022, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis. SJWTX Holdings, Inc. had no activity for the six months ended June 30, 2022 . For the six months ended June 30, 2021, “All Other” category includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.
(2)    As of June 30, 2022 and December 31, 2021, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 9.Subsequent Event
On July 14, 2022, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance, Metropolitan Life Insurance, Northwestern Mutual Life Insurance, and John Hancock Life Insurance (collectively the “Purchasers”), pursuant to which the company will sell an aggregate principal amount of $70,000 of its 4.85% Senior Notes, Series P (“Series P Notes”) to the Purchasers. The Series P Notes are unsecured obligations of SJWC and are due on February 1, 2053. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series P Notes are outstanding. The Series P Notes are also subject to customary events of default. The closing is expected to occur in January 2023 upon satisfaction of customary closing conditions.

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
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 141,000 connections that serve a population of approximately 459,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 24,000 connections that serve approximately 73,000 people. CLWSC’s service area comprises more than 267 square miles in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. holds a 25% equity interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc. SJWTX, Inc is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In November 2021, SJWTX Holdings,

Inc. (“SJWTX Holdings”) and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX, Inc. and TWOS. In addition, SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets prior to the end of 2022.
SJW Land Company and Chester Realty, Inc. own undeveloped land and operate commercial buildings in Tennessee, California and Connecticut. SJW Land Company and Chester Realty, Inc. owned the following real properties during the six months ended June 30, 2022:

				% for Six months ended June 30, 2022 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	52%	42%
Commercial building	Knoxville, Tennessee	15	135,000	47%	57%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	1%
Commercial building	Guilford, CT	1	1,300	—%	—%

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:
(1)Regional regulated water utility operations;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California, the Public Utilities Regulatory Authority (“PURA”) in Connecticut, the Public Utilities Commission of Texas (“PUCT”) in Texas, and the Maine Public Utilities Commission (“MPUC”) in Maine; and
(3)Out-of-region water and utility related services.
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
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. As noted above, SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. Chester Realty, Inc. owns and operates land and commercial buildings in Connecticut. SJW Land Company and Chester Realty, Inc. manage income producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties.

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2021 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2021, that was filed with the Securities and Exchange Commission on February 28, 2022.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2021. Our significant accounting policies are described in our notes to the 2021 Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2021. There have been no changes to our critical or significant accounting policies during the three months ended June 30, 2022.

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
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2022, was $11,558, a decrease of $9,217, or approximately 44%, from $20,775 for the same period in 2021. Consolidated net income includes a one-time impact of $441 related to SJWC’s Order Instituting Investigation settlement expenses. SJW Group’s consolidated net income for the six months ended June 30, 2022, was $15,295, a decrease of $8,096, or approximately 35%, from $23,391 for the same period in 2021. Consolidated net income in 2022 includes a gain on the sale of nonutility property of $4,450, offset by the one-time impacts of $1,960 related to depreciation on certain Cupertino concession assets and $1,709 related to SJWC’s Order Instituting Investigation settlement expenses and certain true-ups of deferred taxes and acquisition related tax expenses.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Water Utility Services	$147,675	150,921	$270,621	264,362
Real Estate Services	1,366	1,320	2,722	2,664
	$149,041	152,241	$273,343	267,026
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2022 vs. 2021		Six months ended June 30, 2022 vs. 2021
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$(6,631)	(4)%	$(4,829)	(2)%
Increase in customers	417	—%	2,881	1%
Rate increases	7,524	5%	12,687	5%
Balancing and memorandum accounts	(48)	—%	755	—%
Other regulatory mechanisms	(4,672)	(3)%	(5,498)	(2)%
Other	164	—%	264	—%
Real Estate Services	46	—%	57	—%
	$(3,200)	(2)%	$6,317	2%

Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Water Utility Services	$121,227	117,514	$226,657	217,361
Real Estate Services	915	881	1,824	1,762
All Other	497	1,207	1,871	2,185
	$122,639	119,602	$230,352	221,308
The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2022 vs. 2021		Six months ended June 30, 2022 vs. 2021
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(1,805)	(2)%	$(3,651)	(2)%
Change in usage and new customers	(6,913)	(6)%	(7,224)	(3)%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	6,636	6%	11,131	5%
Balancing and memorandum accounts cost recovery	756	1%	1,170	—%
Total water production expenses	(1,326)	(1)%	1,426	—%
Administrative and general	1,427	1%	3,632	2%
Balance and memorandum account cost recovery	507	1%	1,615	1%
Maintenance	304	—%	734	—%
Property taxes and other non-income taxes	430	—%	1,224	—%
Depreciation and amortization	1,695	1%	5,863	3%
Gain on sale of nonutility properties	—	—%	(5,450)	(2)%
	$3,037	2%	$9,044	4%
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
We are currently experiencing a severe drought in California that is expected to have a significant impact on the sources of our water supply. On July 1, 2022, Valley Water’s 10 reservoirs were at approximately 22% of total capacity with 11,822 million gallons of water in storage, which is 40% of the twenty-year average for this date. Valley Water’s largest reservoir, Anderson, remains drained for a dam seismic retrofit project. As reported by Valley Water, there was 8.35 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2021. Rainfall at SJWC’s Lake Elsman was measured at 37.50 inches during the current rainfall season compared to the five-year average of 47.17 inches. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of July 1, 2022, Valley Water reported that allocations from the State Water Project was 5% or 1,629 million gallons and an additional allocation of human health and safety water has been secured. The U.S. Bureau of Reclamation allocation remains at public health and safety water only. Valley Water reported that its Semitropic groundwater bank reserves are at 80% of capacity or 91,747 million gallons, which can be used to perform water transfers with other state water contractors. Valley Water also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 84% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 10 feet higher than June 2021. According to Valley Water, the projected total groundwater storage at the end of 2022 is expected to fall within the Alert Stage of Valley Water’s Water Shortage Contingency Plan.

On July 1, 2022, SJWC’s Lake Elsman contained 1,099 million gallons of water, of which approximately 949 million gallons can be released for treatment in water production and maintaining downstream bypass flow regulatory requirements. This Lake Elsman volume represents 91% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. Typically, SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from Valley Water. Production from the Montevina Surface Water Treatment Plant through the second quarter was 996 million gallons, which is 88% of the five-year average. Through the second quarter of 2022, there was 43 million gallons of water production at SJWC’s smaller Saratoga Water Treatment Plant. The Saratoga Water Treatment Plant is out of service due to lack of run-off from Saratoga Creek and remains offline. Nonetheless, SJWC believes that its various other water supply sources will be sufficient to meet customer demand through the remainder of 2022.
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2022	2021			2022	2021
Purchased water	5,274	5,885	(611)	(4)%	9,038	9,257	(219)	(1)%
Groundwater	5,062	5,964	(902)	(6)%	8,920	10,567	(1,647)	(7)%
Surface water	2,720	2,368	352	2%	5,287	4,475	812	3%
Reclaimed water	247	243	4	—%	372	328	44	—%
	13,303	14,460	(1,157)	(8)%	23,617	24,627	(1,010)	(5)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for June 30, 2022, and 2021 approximated 7.5% and 7.1%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for June 30, 2022, and 2021 was approximately 13.5% and 15.7%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.

Water Production Expenses
The change in water production expenses for the three and six months ended June 30, 2022, compared to the same period in 2021, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, energy charges and other production expenses, offset by a decrease in customer usage and an increase in available surface water for SJWC. Effective July 1, 2021, Valley Water increased the unit price of purchased water by approximately 9.5% and the groundwater extraction charge by approximately 9.1%. SJWC was notified by Valley Water that the unit price of purchased water and groundwater extraction charges was increased 13.9% and 15%, respectively, effective July 1, 2022.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $4,363 for the three months ended June 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases of $1,934 in administrative and general expenses primarily due to increases in labor and group insurance costs, and an increase of $1,695 in depreciation and amortization due to increases in utility plant.
Operating expenses, excluding water production expenses, increased $7,618 for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases of $5,863 in depreciation and amortization due to increases in utility plant and a true up related to Cupertino assets to adjust the useful lives over the concession term, and an increase of $5,247 in administrative and general expenses primarily due to increases in labor and group insurance costs, partially offset by $5,450 from the gain on sale of vacant land located in California and nonutility property in Texas.
Other (Expense) Income
For the three and six months ended June 30, 2022 , compared to the same period in 2021, the change in other (expense) income was primarily due to the $3,000 pre-tax gain on sale from the release of a holdback amount by GBRA for the sale of TWA, an increase in interest on long term debt and a decrease on the return from retirement plan assets, partially offset by income generated from pension non service cost.
Provision for Income Taxes
For the three and six months ended June 30, 2022, compared to the same period in 2021, income tax expense decreased $938 and increased by $1,025, respectively. The decrease in income tax expense for the three months ended June 30, 2022 was primarily due to a decrease in pre-tax book income while the increase in income tax expense for the six months ended June 30, 2022 was primarily due to discrete tax expense items. The effective consolidated income tax rates were 17% and 14% for the three months ended June 30, 2022, and 2021, respectively, and 18% and 9% for the six months ended June 30, 2022, and 2021, respectively. The higher effective rate for the three and six months ended June 30, 2022, was also primarily due to discrete tax expense items.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On January 4, 2021, SJWC filed General Rate Case Application No. 21-01-003 requesting authority for an increase of revenue of $51,585 or 13.35% in 2022, $16,932 or 3.88% in 2023, and $19,195 or 4.24% in 2024. The application also includes requests to recover $18,499 from balancing and memorandum accounts, authorization for a $435,000 capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. Review of the application is currently underway by the CPUC and new rates, if approved, are expected to be effective in the fourth quarter of 2022. Due to the processing delay, SJWC filed Advice Letter No. 573 on December 30, 2021, to request interim rates effective January 1, 2022, which will allow SJWC to retroactively apply the final decision to January 1, 2022. Interim rates were requested to equal the present rates in effect to avoid customer confusion and short-term bill changes. This advice letter was approved with an effective date of January 1, 2022. SJWC and the Public Advocates Office filed an amended settlement agreement resolving all issues in the proceeding on February 4, 2022, which will be considered by the CPUC for adoption. The settlement provides a revenue increase of $54,131 over the three-year period with an increase of $25,074 in 2022. The settlement recognizes the need for continued investments in the water system to deliver safe and reliable water service, providing authorization of a three-year $350,000 capital budget. Additionally, it further aligns authorized and actual consumption, particularly for business customers, addresses the water supply mix variability, and provides greater revenue recovery in the fixed charge. The settlement also approves the recovery of $18,254 from balancing and memorandum accounts. New rates are anticipated in the fourth quarter of 2022.
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
On December 6, 2019, SJWC filed Application No. 19-12-002 to deploy Advanced Metering Infrastructure (“AMI”) throughout its service area. On August 5, 2021, an all-party settlement agreement was submitted to the CPUC for adoption that would authorize the deployment of AMI outside of the capital budget requested in the 2021 GRC. A final decision approving the settlement agreement was issued on June 10, 2022.
On May 3, 2022, SJWC filed Advice Letter 575 to increase revenue requirement by $232 or 0.06% for utility plant improvements to the Franciscan Station Pumps. This advice letter was approved on June 10, 2022 with an effective date of July 1, 2022.
SJWC filed Advice Letter No. 577 on May 24, 2022 to increase revenue requirement by $24,331 or 5.9% to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2022. Advice Letter No. 577 was approved on June 30, 2022.
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
On April 26, 2022, Connecticut Water filed for a WICA increase of $9,779 in completed projects. PURA approved the Company’s application on June 22, 2022. The cumulative WICA charge as of July 1, 2022 is 3.26%, collecting $3,448 on an annual basis.
On June 17, 2022, Connecticut Water submitted an application to PURA for the approval to issue unsecured notes in the amount of $25,000. The notes carry an interest rate of 4.71% and the closing is expected to occur on December 15, 2022. A decision is expected from PURA in August.
Texas Regulatory Affairs
CLWSC filed its annual Water Pass Through Charge (“WPC”) true-up report on January 31, 2022 with the PUCT under Docket No. 53173. The PUCT modified the WPC formula which resulted in a new usage rate increasing from $0.70 to $0.90 dollars per thousand gallons. The new usage rate was effective March 1, 2022. The true-up report was approved by the PUCT on May 10, 2022 and CLWSC received approval of the new tariff on May 24, 2022.
CLWSC filed its annual WPC true-up report for its Kendall West system on June 29, 2022 with the PUCT under Docket No. 53751. CLWSC requested an increase from $2.39 to $3.69 per thousand gallons for the WPC. Subsequent to this filing, the increase requested was revised to $2.56 per thousand gallons on July 15, 2022.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022.

On February 28, 2022, Maine Water filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions. The four filings collectively request $532 in new revenue and seek to reset the WISC in all four divisions. Individually, the Camden Rockland Division request is $225, or 3.4%; the Freeport request is $51, or 6.1%; the Millinocket request is $184, or 14.5%; and the Oakland request is $72, or 9.9%. The four cases, while docketed separately, are proceeding through the adjudication process together. Decisions by the Commission in these filings are expected in the third quarter of 2022.
On March 14, 2022, Maine Water filed a request for approval to issue $15,000 in long-term debt. The debt issuance was approved by the MPUC on April 20, 2022.

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2022, SJW Group generated cash flows from operations of approximately $83,600, compared to $67,100 for the same period in 2021. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $16,500. This increase was the result of a combination of the following factors: (1) an increase of $25,500 in regulatory assets primarily due to the recognition of balancing and memorandum accounts, offset by (2) general working capital and net income, adjusted for non-cash items, decreased by $5,100, (3) an increase of a net payable of taxes payable which was $2,700 more than in prior year, and (4) payments of amounts previously invoiced and accrued including accrued production costs, decreased by $1,200.
As of June 30, 2022, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, unchanged from June 30, 2021. As of February 1, 2022, the remaining state executive order suspending water service disconnections due to non-payment by customers expired in California. There is no guarantee that the respective state regulators will not reinstate such orders. Management believes that the collection rate for its accounts receivables will gradually return to pre-pandemic levels now that service disconnections are allowable once again to mitigate payment delinquencies. On February 3, 2022, SJWC received $9,757 through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customers accounts greater that 60-days past due as of June 30, 2021. Bill credits were applied to customer accounts that remained outstanding and the excess of $3,272 was returned to the State of California. The financial impact of certain remaining past due accounts are being recorded for future recovery through the rate-making process. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the six months ended June 30, 2022, SJW Group used cash flows from investing activities of approximately $117,100, compared to $107,000 for the same period in 2021. SJW Group used approximately: (1) $101,600 of cash for company-funded capital expenditures, (2) $13,300 for developer-funded capital expenditures, and (3) $1,800 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2022, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $223,000. As of June 30, 2022, approximately $101,600 or 46% of the $223,000 has been invested.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022, decreased by approximately $24,700 from the same period in the prior year, primarily as a result of (1) a decrease in net proceeds from our common stock equity offering in prior year of $66,800, (2) a decrease in net proceeds of $72,000 from new long-term debt, (3) an increase of dividends paid to stockholders of $1,900, offset by (4) an increase in net borrowings and repayments on our lines of credit of $114,900, and (5) $1,100 increase in net cash receipts from advances and contributions in aid of construction.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
Short-term Financing Agreements
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used for long-term capital expenditure financing, working capital, and general corporate purposes. A summary of the line of credit agreements as of June 30, 2022, are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
SJWC credit agreement (a)	December 31, 2023	$140,000	66,000	74,000
CTWS credit agreement	December 14, 2023	75,000	33,836	41,164
CTWS credit agreement	May 15, 2025	40,000	40,000	—
SJWTX, Inc. credit agreement (b)	December 31, 2023	5,000	1,500	3,500
		$260,000	141,336	118,664
___________________________________
(a)Credit agreement also provides for a letter of credit sublimit of $15,000.
(b)Credit agreement also provides for a letter of credit sublimit of $1,000.
During the first half of 2022, cost of borrowing on the lines of credit averaged 1.44% compared to 1.39% in the same period in 2021.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of June 30, 2022, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
SJW Group and its subsidiaries long-term debt activities are for purposes of refinancing short-term borrowings, long-term capital expenditure financing and working capital, and refinancing of maturing long-term debt.
On April 6, 2022, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $15,000 and a fixed interest rate of 4.54%, due May 31, 2042. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on May 13, 2022.
On June 28, 2022, Connecticut Water entered into a note purchase agreement with certain affiliates of New York Life Insurance Company, pursuant to which Connecticut Water sold an aggregate principal amount of $25,000 of its 4.71% Senior Notes, Series 2022, due 2052. The closing of the note purchase agreement is expected to occur on December 15, 2022, and is subject to customary closing conditions and regulatory approval. The Series 2022 Notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. The note purchase agreement contains customary representations and warranties. Connecticut Water has agreed to customary affirmative and negative covenants for as long as the Series 2022 Notes are outstanding. The Series 2022 Notes are also subject to customary events of default, the occurrence of which may result in all of the Series 2022 Notes then outstanding becoming immediately due and payable.
On July 14, 2022, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance, Metropolitan Life Insurance, Northwestern Mutual Life Insurance, and John Hancock Life Insurance (collectively the “Purchasers”), pursuant to which the company will sell an aggregate principal amount of $70,000 of its 4.85% Senior Notes, Series P (“Series P Notes”) to the Purchasers. The Series P Notes are unsecured obligations of SJWC and are due on February 1, 2053. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series P Notes are outstanding. The Series P Notes are also subject to customary events of default. The closing is expected to occur in January 2023 upon satisfaction of customary closing conditions.
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of June 30, 2022, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
Equity Financing Arrangements
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share (the “Shares”), from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000. Pursuant to the Equity Distribution Agreement, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market prices or at negotiated prices, in block transactions, or as otherwise agreed upon by the company and the Sales Agents. Proceeds from the sale of the shares under the Equity Distribution Agreement can be used in the financing of acquisitions, infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations, and working capital over the term of the Equity Distribution Agreement as such needs arise. As of June 30, 2022, SJW Group has $75,000 remaining on the Equity Distribution agreement. No shares were sold in the first and second quarters of 2022.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2021 and our other public filings, which could materially affect our business, financial condition or future results. Other than the updates to the risk factors below, there has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2021.
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
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. Weather conditions can also affect the sources of water supply, including the need to use more purchased water than surface water during a drought, which may increase our operating expenses. California has been experiencing a severe drought for the past year. On July 8, 2021, Governor Gavin Newsom issued a proclamation declaring a drought emergency in fifty California Counties, including Santa Clara County. On July 9, 2021 Valley Water, the water supply agency for Santa Clara County, declared a water shortage emergency and requested its retailers enact conservation measures to achieve a mandatory 15% reduction compared to 2019 water consumption. SJWC has activated our Water Shortage Contingency Plan to achieve the 15% conservation target.
On January 4, 2022, the State Water Resource Control Board (“State Water Board”) adopted emergency water use regulations that prohibit certain outdoor wasteful water practices. SJWC’s drought response through our Water Shortage Contingency Plan includes the same restrictions on wasteful water practices. On June 10, 2022, the State Water Board’s Second Water Conservation Emergency Declaration of 2022 became effective. This declaration prohibits the use of potable water for irrigation of non-functional turf at commercial, industrial, and institutional properties. SJWC is currently collaborating with our wholesaler and utility peers to engage and inform customers. Both water conservation emergency declarations will remain in effect for one year.
The implementation of mandatory or voluntary conservation measures during the current drought has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation and financial conditions. We cannot predict how long the current drought will continue and when the current conservation measures will be relaxed or lifted. If the current conservation measures continue, or if new measures are imposed in response to drought conditions in the future, we may experience fluctuations in the timing of or a reduction in customer revenue. In addition, the current drought reduced the amount of available surface water, which required us to incur more costs to extract groundwater or obtain purchased water, which can significantly impact our results of operations.
Furthermore, the CPUC may approve memorandum accounts, such as a Water Conservation Memorandum Account (“WCMA”), to allow companies to recover revenue reductions due to water conservation activities and certain conservation related costs, including those implemented and incurred during the current drought. However, collection of such memorandum accounts is subject to a review and approval process by CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. When drought conditions ease and the California State Water Board and Valley Water no longer mandate water conservation, the company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues and adversely affect our results of operations.
SJWC was authorized a WCMA and a Water Conservation Expense Memorandum Account since July 19, 2021. Lost revenues and additional expenses related to the drought continue to be tracked in these accounts for potential future recovery. Any drought surcharges currently collected through the implementation of Schedule 14.1 are being used to offset revenue losses in the WCMA thereby lowering the balance that may need to be recovered.
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
Since 2020, we have been subject to risks associated with the COVID-19 pandemic. There have been numerous governmental executive orders and restrictions for their residents to control the spread of COVID-19 disease. Such orders and restrictions resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and customers. Since the start of the second quarter of 2021, there has been increased availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government functions, which resulted in gradual resumption of economic and commercial activities. During the first half of 2022, government mandates and restrictions relating to the pandemic continued to ease and terminate, although the recent rising infection rates due to new variants may cause government agencies to reconsider imposition of such mandates and restrictions. The reversal of prior orders to ease restrictions will have a negative effect on our business operations and results of operations.
In response to the pandemic, federal and state governments have and may continue to take actions to impose utility termination moratoriums which prohibit water companies from turning off water supplies for nonpayment of water bills which have reduced the incentive to our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our results of operations.
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
In response to COVID-19 and the need to protect the health and safety of our employees, we implemented a policy requiring our employees, subject to certain exemptions, to be vaccinated. On January 22, 2022, SJWC received a letter from the National Labor Relations Board (“NLRB”) stating that it would investigate the allegations from the Utility Workers Union of America Local 259 (“Union”) that SJWC failed to bargain in good faith by imposing a COVID vaccine mandate and threatening to terminate noncompliant employees and for failing to bargain over its decision to impose the mandate. Subsequent to the notice, NLRB chose not to investigate and denied the claim instructing the Union to seek a mediation process to resolve the matter. The Union appealed the NLRB’s decision, but NLRB denied the appeal and upheld their original decision. These regulatory requirements and company policies may result in increased operating costs, labor disruptions or employee attrition, and if we lose employees, it may be difficult in the current competitive labor market to recruit and hire replacement employees, all of which may have an adverse effect on our business operations and financial conditions.
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
•we may experience higher uncollectible accounts receivables; and,
•increased costs from COVID-19 related prevention activities.
In addition, the COVID-19 pandemic has resulted in widespread global supply chain disruptions to vendors and suppliers, which may negatively affect our business operations, including delays in procuring materials and supplies that are required for capital additions and operations. We are continually working through supply chain disruptions, however there is no guarantee of our success on minimizing the impacts to our business operations.
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
Our business and financial performance may be adversely affected by the rising inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve increases in the rates we charge our customers. There is no guarantee that any future rate increase requests will be approved and granted in a timely manner and/or will be sufficient to cover costs for the impact of inflation. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On July 27, 2022, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.36 per share of common stock. The dividend will be paid on September 1, 2022, to stockholders of record as of the close of business on August 8, 2022.
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

SJW GROUP

DATE:	July 29, 2022	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer (Principal financial officer)