Form 10-Q
period 2022-09-30
SJW GROUP
filed 2022-10-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
As of October 24, 2022, there were 30,319,317 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE	$175,981	166,923	$449,324	433,949
OPERATING EXPENSE:
Production Expenses:
Purchased water	38,744	33,121	84,313	76,434
Power	3,913	4,179	10,387	10,573
Groundwater extraction charges	19,059	23,736	51,347	59,419
Other production expenses	11,888	11,069	33,607	30,302
Total production expenses	73,604	72,105	179,654	176,728
Administrative and general	23,909	22,713	71,374	64,932
Maintenance	7,065	6,369	20,651	19,221
Property taxes and other non-income taxes	8,354	8,125	24,242	22,789
Depreciation and amortization	25,529	23,837	78,342	70,787
Gain on sale of nonutility properties	(82)	—	(5,532)	—
Total operating expense	138,379	133,149	368,731	354,457
OPERATING INCOME	37,602	33,774	80,593	79,492
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(14,190)	(13,535)	(42,160)	(40,655)
Pension non-service cost	970	334	2,860	999
Gain on sale of Texas Water Alliance	—	—	—	3,000
Other, net	875	1,244	2,694	4,782
Income before income taxes	25,257	21,817	43,987	47,618
Provision for income taxes	223	2,749	3,658	5,159
NET INCOME	25,034	19,068	40,329	42,459
Other comprehensive (loss) income, net	(173)	(12)	(602)	133
COMPREHENSIVE INCOME	$24,861	19,056	$39,727	42,592
EARNINGS PER SHARE
Basic	$0.83	0.64	$1.33	1.44
Diluted	$0.82	0.64	$1.33	1.43
DIVIDENDS PER SHARE	$0.36	0.34	$1.08	1.02
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,269,462	29,816,736	30,246,201	29,496,533
Diluted	30,392,295	29,952,477	30,358,268	29,625,784

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Utility plant:
Land	$39,885	39,004
Depreciable plant and equipment	3,596,198	3,381,908
Construction in progress	127,528	176,427
Intangible assets	35,960	36,276
	3,799,571	3,633,615
Less accumulated depreciation and amortization	1,206,690	1,136,116
	2,592,881	2,497,499
Real estate investments and nonutility properties	58,012	57,632
Less accumulated depreciation and amortization	16,855	15,951
	41,157	41,681
CURRENT ASSETS:
Cash and cash equivalents:
Cash	13,190	10,908
Restricted cash	—	1,211
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $5,665 and $4,600 on September 30, 2022 and December 31, 2021, respectively	63,760	53,699
Income tax	—	2,308
Other	7,300	4,735
Accrued unbilled utility revenue	53,682	44,026
Prepaid expenses	12,964	9,667
Current regulatory assets, net	738	2,629
Other current assets	6,266	4,902
	157,900	134,085
OTHER ASSETS:
Net regulatory assets, less current portion	145,945	151,992
Investments	14,438	15,784
Goodwill	640,311	640,471
Other	12,072	10,883
	812,766	819,130
	$3,604,704	3,492,395

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 30,315,265 on September 30, 2022 and 30,181,348 on December 31, 2021	$30	30
Additional paid-in capital	614,226	606,392
Retained earnings	435,856	428,260
Accumulated other comprehensive income	(765)	(163)
Total stockholders’ equity	1,049,347	1,034,519
Long-term debt, less current portion	1,453,748	1,492,935
	2,503,095	2,527,454
CURRENT LIABILITIES:
Line of credit	199,170	62,996
Current portion of long-term debt	4,340	39,106
Accrued groundwater extraction charges, purchased water and power	27,694	17,200
Accounts payable	29,765	30,391
Accrued interest	17,905	14,174
Accrued payroll	11,524	11,583
Income tax payable	3,859	—
Other current liabilities	24,453	27,821
	318,710	203,271
DEFERRED INCOME TAXES	208,130	200,451
ADVANCES FOR CONSTRUCTION	140,842	130,693
CONTRIBUTIONS IN AID OF CONSTRUCTION	319,866	316,479
POSTRETIREMENT BENEFIT PLANS	89,610	89,998
OTHER NONCURRENT LIABILITIES	24,451	24,049
COMMITMENTS AND CONTINGENCIES
	$3,604,704	3,492,395

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2021	30,181,348	$30	$606,392	$428,260	$(163)	$1,034,519
Net income	—	—	—	3,737	—	3,737
Unrealized loss on investment, net of tax benefit of $67	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	1,552	(20)	—	1,532
Issuance of restricted and deferred stock units	37,879	—	(1,269)	—	—	(1,269)
Employee stock purchase plan	17,918	—	1,049	—	—	1,049
Common stock issuance costs	—	—	(87)	—	—	(87)
Dividends paid ($0.36 per share)	—	—	—	(10,882)	—	(10,882)
BALANCES, March 31, 2022	30,237,145	30	607,637	421,095	(344)	1,028,418
Net income	—	—	—	11,558	—	11,558
Unrealized loss on investment, net of tax of $0	—	—	—	—	(248)	(248)
Stock-based compensation	—	—	1,041	(23)		1,018
Issuance of restricted and deferred stock units	10,529	—	(6)	—	—	(6)
Common stock issuance costs	—	—	(6)	—	—	(6)
Dividends paid ($0.36 per share)	—	—	—	(10,889)	—	(10,889)
BALANCES, June 30, 2022	30,247,674	30	608,666	421,741	(592)	1,029,845
Net income	—	—	—	25,034	—	25,034
Unrealized loss on investment, net of tax benefit of $154	—	—	—	—	(173)	(173)
Stock-based compensation	—	—	1,398	(23)	—	1,375
Issuance of restricted and deferred stock units	1,316	—	13	—	—	13
Employee stock purchase plan	18,667	—	1,042	—	—	1,042
Common stock issuance, net of costs	47,608	—	3,107	—	—	3,107
Dividends paid ($0.36 per share)	—	—	—	(10,896)	—	(10,896)
BALANCES, September 30, 2022	30,315,265	$30	$614,226	$435,856	$(765)	$1,049,347

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$40,329	42,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,862	71,912
Deferred income taxes	7,135	4,140
Stock-based compensation	3,991	3,201
Allowance for equity funds used during construction	(1,324)	(1,490)
Gain on sale of nonutility properties and Texas Water Alliance	(5,532)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(22,511)	(19,647)
Accounts payable and other current liabilities	(1,475)	3,697
Accrued groundwater extraction charges, purchased water and power	10,494	9,846
Tax receivable and payable, and other accrued taxes	(1,851)	832
Postretirement benefits	(2,719)	265
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	21,776	(12,418)
Up-front service concession payment	(1,600)	—
Other changes, net	2,774	458
NET CASH PROVIDED BY OPERATING ACTIVITIES	129,349	100,255
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(160,515)	(169,238)
Contributions in aid of construction	(17,773)	(12,520)
Additions to real estate investments	(610)	(606)
Payments to retire utility plant, net of salvage	(2,432)	(3,535)
Proceeds from sale of nonutility properties and Texas Water Alliance	310	3,000
Payments for business acquisitions	(433)	—
NET CASH USED IN INVESTING ACTIVITIES	(181,453)	(182,899)
FINANCING ACTIVITIES:
Borrowings on line of credit	152,655	67,099
Repayments on line of credit	(16,481)	(120,120)
Long-term borrowings	15,000	137,000
Repayments of long-term borrowings	(87,757)	(52,700)
Issuance of common stock, net of issuance costs	3,107	66,775
Dividends paid	(32,667)	(29,996)
Receipts of advances and contributions in aid of construction	21,593	23,585
Refunds of advances for construction	(2,177)	(2,179)
Other changes, net	(98)	132
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,175	89,596
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,071	6,952
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,119	9,269
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	13,190	16,221
LESS RESTRICTED CASH, END OF PERIOD	—	2,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,190	14,019

Cash paid during the period for:
Interest	$42,473	39,533
Income taxes	572	7,643
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$22,044	26,628
Utility property installed by developers	976	1,527

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The major streams of revenue for SJW Group are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue from contracts with customers	$169,972	163,103	$440,406	422,545
Alternative revenue programs, net	3,172	2,216	(1,737)	4,984
Other balancing and memorandum accounts, net	1,857	639	6,719	3,637
Other regulatory mechanisms, net	(494)	(438)	(260)	(1,284)
Rental income	1,474	1,403	4,196	4,067
	$175,981	166,923	$449,324	433,949
Real Estate Investments and Nonutility Properties
The major components of real estate investments and nonutility properties as of September 30, 2022, and December 31, 2021, are as follows:

	September 30, 2022	December 31, 2021
Land	$12,615	12,615
Buildings and improvements	45,397	45,017
Subtotal	58,012	57,632
Less: accumulated depreciation and amortization	16,855	15,951
Total	$41,157	41,681
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
September 30, 2022
(in thousands, except share and per share data)

Commission (“CPUC”) review for the year ended December 31, 2021. On February 15, 2022, the CPUC review was completed and $5,442 was recognized as gain on sale of the second nonutility property.
A former wholly owned subsidiary of SJW Group, Texas Water Alliance Limited, was sold to Guadalupe-Blanco River Authority (“GBRA”) in 2017. The sales agreement with GBRA included a holdback amount of $3,000 to be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. SJW Group received the holdback amount without reduction from the GBRA on June 29, 2021, and recognized a pre-tax gain on sale of $3,000.
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2022, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2022, approximates their carrying value as reported on the condensed consolidated balance sheets. The estimated fair value of such financial instruments were determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and nine months ended September 30, 2022. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was approximately $1,247,530 and $1,651,825 as of September 30, 2022, and December 31, 2021, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,458,088 and $1,532,041 as of September 30, 2022, and December 31, 2021, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,790 and $3,797 as of September 30, 2022, and December 31, 2021, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2022 and 2021, 2,416 and 1,558 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2022 and 2021, 18,240 and 14,441 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets, net are comprised of the following as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Regulatory assets:
Income tax temporary differences, net	$33,811	22,420
Postretirement pensions and other postretirement benefits	64,934	62,197
Business combinations debt premium, net	18,031	19,937
Balancing and memorandum accounts, net	22,583	38,334
Water Rate Adjustment	(2,800)	2,588
Other, net	10,124	9,145
Total regulatory assets, net in Condensed Consolidated Balance Sheets	146,683	154,621
Less: current regulatory assets, net	738	2,629
Total regulatory assets, net, less current portion	$145,945	151,992
As of September 30, 2022, and December 31, 2021, SJW Group’s regulatory assets, net, not earning a return primarily included postretirement pensions and the unfunded amount of other medical benefits, and business combination debt premiums, net. The total amount of regulatory assets, net not earning a return at September 30, 2022, and December 31, 2021, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $86,113 and $84,887, respectively.
Balancing and Memorandum Accounts
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and revenue authorized by the CPUC to offset those expense changes. SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The Monterey Water Revenue Adjustment Mechanism (“MWRAM”) tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect. The Water Conservation Memorandum Account (“WCMA”) allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC records the lost revenue captured in the WCMA balancing accounts. Drought surcharges collected are used to offset the revenue losses tracked in the WCMA. On October 11, 2022, the CPUC issued General Rate Case Decision No. 22-10-005, which approved a recovery of $18,174 in balancing and memorandum accounts from customers.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
(in thousands, except share and per share data)

Balancing and memorandum accounts recorded to regulatory assets, net for the three and nine months ended September 30, 2022, and 2021 are as follows:

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$21,096	1,381	—	22,477	$15,278	363	—	15,641
WCMA	(14,961)	3,868	(8,708)	(19,801)	668	—	—	668
Cost of capital memorandum account	(1,568)	(8)	—	(1,576)	(1,562)	—	—	(1,562)
All others	417	590	—	1,007	(1,164)	397	—	(767)
Total revenue accounts	4,984	5,831	(8,708)	2,107	13,220	760	—	13,980
Cost-recovery accounts:
Water supply costs	11,111	391	—	11,502	9,895	388	—	10,283
Pension	5,069	59	—	5,128	4,210	366	—	4,576
Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”)	543	3	(106)	440	928	—	(121)	807
COVID-19 Catastrophic Event Memorandum Account (“CEMA”)	2,586	420	—	3,006	2,618	567	—	3,185
All others	479	(79)	—	400	446	—	—	446
Total cost-recovery accounts	19,788	794	(106)	20,476	18,097	1,321	(121)	19,297

Total	$24,772	6,625	(8,814)	22,583	$31,317	2,081	(121)	33,277

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$16,866	5,610	1	22,477	$12,077	3,563	1	15,641
WCMA	3,534	2,768	(26,103)	(19,801)	666	—	2	668
Cost of capital memorandum account	(1,563)	(13)	—	(1,576)	(1,561)	(1)	—	(1,562)
All others	(386)	1,392	1	1,007	(1,139)	369	3	(767)
Total revenue accounts	18,451	9,757	(26,101)	2,107	10,043	3,931	6	13,980
Cost-recovery accounts:
Water supply costs	10,545	957	—	11,502	8,123	2,159	1	10,283
Pension	4,941	187	—	5,128	3,478	1,098	—	4,576
PRVMA	707	5	(272)	440	1,108	—	(301)	807
CEMA	3,245	(239)	—	3,006	2,266	919	—	3,185
All others	445	(45)	—	400	445	1	—	446
Total cost-recovery accounts	19,883	865	(272)	20,476	15,420	4,177	(300)	19,297

Total	$38,334	10,622	(26,373)	22,583	$25,463	8,108	(294)	33,277

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
(in thousands, except share and per share data)

All balancing accounts and memorandum accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 3.Capitalization
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000. For the three and nine months ended September 30, 2022, SJW Group issued and sold a total of 47,608 shares of common stock with a weighted average price of $66.26 per share and received approximately $3,107 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 402,723 shares of common stock with a weighted average price of $69.91 for a total net proceeds of $27,360 and has a remaining $71,845 under the Equity Distribution Agreement to issue into shares.
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

Note 4.Bank Borrowings and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations. Water Utility Services has received advance deposit payments from its customers on certain construction projects. The refunds of the advance deposit payments constitute an obligation of the respective entities.
Short-term Financing Agreements
On August 2, 2022, SJW Group, SJWC, SJWTX, Inc., and CTWS entered into a $300,000 syndicated line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), Wells Fargo Bank, National Association, as Documentation Agent, and a syndicate of banks. Proceeds of borrowings under the Credit Agreement will be used for refinancing existing debt, working capital, and general corporate purposes. The Credit Agreement has a maturity date of August 2, 2027.
Under the terms of the Credit Agreement, each of SJW Group, SJWC, SJWTX, Inc., and CTWS is a borrower with several and not joint liability. Each borrower has an initial borrowing entitlement, or sublimit, which can be periodically adjusted from time to time as set forth in the Credit Agreement. The initial sublimit of each borrower is as follows:

Initial Sublimit
SJW Group	$50,000
SJWC	140,000
CTWS	90,000
SJWTX, Inc.	20,000
$300,000
Borrowings under the Credit Agreement bear interest at either the Alternative Base Rate (as defined in the Credit Agreement and hereinafter referred to as “ABR”) or the Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement and hereinafter referred to as “SOFR”). ABR borrowings (which are borrowings bearing interest at a rate determined by reference to ABR) will bear interest at a rate per annum equal to ABR plus the applicable rate. SOFR borrowings (which are borrowings bearing interest at a rate determined by reference to SOFR) will bear interest at a rate per

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
(in thousands, except share and per share data)

annum equal to SOFR plus the applicable rate. The applicable rate and pricing is variable depending on the credit ratings of the borrower.
The Credit Agreement contains customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, asset sales, and fundamental changes. The Credit Agreement also includes a financial covenant that requires each of the borrowers to maintain its funded debt to capitalization ratio at or below 70%.
This Credit Agreement replaces the existing $140,000 credit agreement, dated April 23, 2021, between SJWC and JP Morgan and the existing $5,000 credit agreement, dated April 23, 2021, between SJWTX and JP Morgan, with SJW Group as guarantor, both of which were terminated upon entering into the Credit Agreement and were set to mature on December 31, 2023. In addition, on August 2, 2022, CTWS and Citizens Bank, National Association, entered into a fourth modification to the amended and restated revolving credit facility, dated December 18, 2019, as amended, pursuant to which the credit commitment was reduced from $75,000 to $10,000.
Long-term Financing Agreements
On April 6, 2022, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $15,000 at a fixed interest rate of 4.54%, due May 31, 2042. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on May 13, 2022.
On June 28, 2022, Connecticut Water entered into a note purchase agreement with certain affiliates of New York Life Insurance Company, pursuant to which Connecticut Water sold an aggregate principal amount of $25,000 of its 4.71% Senior Notes, Series 2022, due 2052. The closing of the note purchase agreement is expected to occur on December 15, 2022, and is subject to customary closing conditions. The Series 2022 Notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. The note purchase agreement contains customary representations and warranties. Connecticut Water has agreed to customary affirmative and negative covenants for as long as the Series 2022 Notes are outstanding. The Series 2022 Notes are also subject to customary events of default, the occurrence of which may result in all of the Series 2022 Notes then outstanding becoming immediately due and payable.
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

Note 5.Income Taxes
For the three and nine months ended September 30, 2022, income tax expense was $223 and $3,658, respectively. Income tax expense for the three and nine months ended September 30, 2021, was $2,749 and $5,159, respectively. The effective consolidated income tax rates were 1% and 13% for the three months ended September 30, 2022 and 2021, respectively, and 8% and 11% for the nine months ended September 30, 2022, and 2021, respectively. The lower effective tax rate for the three and nine months ended September 30, 2022, was primarily due to a tax accounting method change at CTWS regarding the non-network asset repairs deduction.
SJW Group unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $8,937 and $7,961 as of September 30, 2022, and December 31, 2021, respectively. SJW Group does not expect its unrecognized tax benefits to change significantly within the next 12 months.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
(in thousands, except share and per share data)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. SJW Group has considered the income tax implications of the IRA in its estimated tax provision and does not believe it will materially impact the company’s year-end tax rate.

Note 6.Commitments and Contingencies
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 7.Benefit Plans
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and nine months ended September 30, 2022, and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$2,652	2,711	$7,956	8,134
Interest cost	2,860	2,556	8,581	7,666
Expected return on assets	(5,044)	(4,748)	(15,132)	(14,242)
Unrecognized actuarial loss	1,182	1,788	3,546	5,362
Amortization of prior service cost	4	12	12	37
Total	$1,654	2,319	$4,963	6,957
In 2022, SJW Group expects to make required and discretionary cash contributions of up to $7,842 to the pension plans and other postretirement benefits. For the three and nine months ended September 30, 2022, SJW Group has made $2,577 and $4,538, respectively, contributions to such plans.

Note 8.Equity Plans
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. As of September 30, 2022, 179,848 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 612,738 shares are available for award issuances under the Incentive Plan.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
(in thousands, except share and per share data)

A summary of compensation costs charged to income and proceeds from the exercise of restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2022, and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Compensation costs charged to income:
ESPP	$184	176	$369	357
Restricted stock and deferred restricted stock	1,214	954	3,622	2,844
Total compensation costs charged to income	$1,398	1,130	$3,991	3,201
ESPP proceeds	$1,042	1,000	$2,091	2,026
Restricted Stock and Deferred Restricted Stock
For the three months ended September 30, 2022, and 2021, SJW Group granted under the Incentive Plan 1,723 and 1,134, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $62.56 and $69.20, respectively, per unit. For the nine months ended September 30, 2022, and 2021, SJW Group granted under the Incentive Plan 45,726 and 46,567, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $65.31 and $64.65, respectively, per unit.
For the three months ended September 30, 2022, and 2021, SJW Group granted under the Incentive Plan 2,193 and 0 target units, respectively, performance-based and market-based restricted stock awards with a weighted-average grant date fair value of $69.70 and $0.00, respectively, per unit. For the nine months ended September 30, 2022, and 2021, SJW Group granted under the Incentive Plan 35,846 and 30,641 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value of $70.31 and $66.33, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of September 30, 2022, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $5,660. This cost is expected to be recognized over a weighted-average period of 1.78 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses for its ESPP were $94 and $276 for the three and nine months ended September 30, 2022, respectively, and $91 and $265 for the three and nine months ended September 30, 2021, respectively. The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2023, for the ESPP is approximately $131. This cost is expected to be recognized during the fourth quarter of 2022 and first quarter of 2023.

Note 9.Segment and Non-Tariffed Business Reporting
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
September 30, 2022
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

	For Three Months Ended September 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$171,044	3,463	1,474	—	171,044	4,937	175,981
Operating expense	134,739	2,092	975	573	134,739	3,640	138,379
Operating income (loss)	36,305	1,371	499	(573)	36,305	1,297	37,602
Net income (loss)	29,176	(10)	367	(4,499)	29,176	(4,142)	25,034
Depreciation and amortization	24,919	84	302	224	24,919	610	25,529
Interest on long-term debt and other interest expense	9,111	—	—	5,079	9,111	5,079	14,190
Provision (benefit) for income taxes	103	392	128	(400)	103	120	223
Assets	$3,498,396	5,302	43,017	57,989	3,498,396	106,308	3,604,704

	For Three Months Ended September 30, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$162,352	3,168	1,403	—	162,352	4,571	166,923
Operating expense	129,915	2,156	956	122	129,915	3,234	133,149
Operating income (loss)	32,437	1,012	447	(122)	32,437	1,337	33,774
Net income (loss)	20,625	879	294	(2,730)	20,625	(1,557)	19,068
Depreciation and amortization	23,209	113	292	223	23,209	628	23,837
Interest on long-term debt and other interest expense	8,805	—	—	4,730	8,805	4,730	13,535
Provision (benefit) for income taxes	3,537	280	100	(1,168)	3,537	(788)	2,749
Assets	$3,352,976	7,141	44,629	64,995	3,352,976	116,765	3,469,741

	For Nine Months Ended September 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$435,823	9,305	4,196	—	435,823	13,501	449,324
Operating expense	355,620	7,868	2,799	2,444	355,620	13,111	368,731
Operating income (loss)	80,203	1,437	1,397	(2,444)	80,203	390	80,593
Net income (loss)	51,656	441	998	(12,766)	51,656	(11,327)	40,329
Depreciation and amortization	73,888	2,821	903	730	73,888	4,454	78,342
Interest on long-term debt and other interest expense	27,676	—	—	14,484	27,676	14,484	42,160
Provision (benefit) for income taxes	4,844	398	341	(1,925)	4,844	(1,186)	3,658
Assets	$3,498,396	5,302	43,017	57,989	3,498,396	106,308	3,604,704

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2022
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
____________________
(1)    The “All Other” category for the nine months ended September 30, 2022, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis. SJWTX Holdings, Inc. had no activity for the nine months ended September 30, 2022 . For the nine months ended September 30, 2021, “All Other” category includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.
(2)    As of September 30, 2022 and December 31, 2021, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 10.Subsequent Event
The CPUC approved the settlement of SJWC’s General Rate Case Application No. 21-01-003 (“2022 GRC”) on October 6, 2022 and issued Decision No. 22-10-005 (“2022 GRC Decision”) on October 11, 2022. SJWC received authority for an increase of $25,074 or 6.03% in 2022, $12,955 or 2.94% in 2023, and $16,102 or 3.56% in 2024. The application included requests to recover $18,174 from balancing and memorandum accounts and authorization for a $350,000 capital budget. Additionally, it further aligns authorized and actual consumption, particularly for business customers, addresses the water supply mix variability, and provides greater revenue recovery in the fixed charge. The 2022 approved revenue increase is effective retrospectively to January 1, 2022. SJWC will be filing advice letters to implement new rates and to recover interim revenue and balancing and memorandum accounts in accordance with the 2022 GRC Decision.

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
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 141,000 connections that serve a population of approximately 460,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 25,000 connections that serve approximately 76,000 people and approximately 900 wastewater connections. CLWSC’s service area comprises more than 267 square miles in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. holds a 25% equity interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc. SJWTX, Inc is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In November 2021, SJWTX Holdings, Inc. (“SJWTX Holdings”) and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX, Inc. and TWOS. In addition, SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets prior to the end of 2022.
SJW Land Company and Chester Realty, Inc. own undeveloped land and operate commercial buildings in Tennessee, California and Connecticut. SJW Land Company and Chester Realty, Inc. owned the following real properties during the nine months ended September 30, 2022:

				% for Nine months ended September 30, 2022 of Real Estate Services
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	52%	43%
Commercial building	Knoxville, Tennessee	15	135,000	47%	56%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	1%
Commercial building	Guilford, CT	1	1,300	—%	—%

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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2021. Our significant accounting policies are described in our notes to the 2021 Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2021. There have been no changes to our critical or significant accounting policies during the three months ended September 30, 2022.

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
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2022, was $25,034, an increase of $5,966, or approximately 31%, from $19,068 for the same period in 2021. Consolidated net income for the three months ended September 30, 2022 includes a one-time impact of $355 related to SJWC’s Order Instituting Investigation settlement expenses. SJW Group’s consolidated net income for the nine months ended September 30, 2022, was $40,329, a decrease of $2,130, or approximately 5%, from $42,459 for the same period in 2021. Consolidated net income in 2022 includes a gain on the sale of nonutility property of $5,072, offset by the one-time impacts of $2,200 related to depreciation on certain Cupertino concession assets and $1,196 related to SJWC’s Order Instituting Investigation settlement expenses and certain true-ups of deferred taxes and acquisition related tax expenses.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Water Utility Services	$174,507	165,520	$445,128	429,882
Real Estate Services	1,474	1,403	4,196	4,067
	$175,981	166,923	$449,324	433,949
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2022 vs. 2021		Nine months ended September 30, 2022 vs. 2021
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$(4,256)	(3)%	$(9,085)	(2)%
Increase in customers	842	1%	3,723	1%
Rate increases	9,485	6%	22,172	5%
Texas winter storm customer credits	838	—%	838	—%
Balancing and memorandum accounts
Monterey Water Revenue Adjustment Mechanism (“MWRAM”)	1,019	1%	2,047	1%
Water Conservation Memorandum Account (“WCMA”)	3,868	2%	2,768	1%
Other	184	—%	1,011	—%
Other regulatory mechanisms	(2,967)	(2)%	(8,466)	(2)%
Other	(26)	—%	239	—%
Real Estate Services	71	—%	128	—%
	$9,058	5%	$15,375	4%

Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Water Utility Services	$136,831	132,071	$363,488	349,432
Real Estate Services	975	956	2,799	2,718
All Other	573	122	2,444	2,307
	$138,379	133,149	$368,731	354,457
The change in consolidated operating expense was due to the following factors:

	Three months ended September 30, 2022 vs. 2021		Nine months ended September 30, 2022 vs. 2021
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(1,794)	(1)%	$(5,445)	(2)%
Change in usage and new customers	(6,044)	(5)%	(13,267)	(4)%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	9,250	7%	20,381	6%
Balancing and memorandum accounts cost recovery	87	—%	1,257	1%
Total water production expenses	1,499	1%	2,926	1%
Administrative and general	756	1%	4,387	1%
Balance and memorandum account cost recovery	440	—%	2,055	1%
Maintenance	696	1%	1,430	—%
Property taxes and other non-income taxes	229	—%	1,453	1%
Depreciation and amortization	1,692	1%	7,555	2%
Gain on sale of nonutility properties	(82)	—%	(5,532)	(2)%
	$5,230	4%	$14,274	4%
Sources of Water Supply
SJWC’s water supply consists of imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051, groundwater from wells, surface water from watershed run-off and diversion, and reclaimed water. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting water supply cost. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase customer rates to offset the cost increase. Such water supply cost and rate changes are expected to be mitigated in the future as a result of the water cost balancing account adopted in SJWC’s general rate case decision on October 6, 2022.
We are currently experiencing a severe drought in California that is expected to have a significant impact on the sources of our water supply. On October 1, 2022, Valley Water’s 10 reservoirs were at approximately 17% of total capacity with 9,277 million gallons of water in storage, which is 40% of the twenty-year average for this date. Valley Water’s largest reservoir, Anderson, remains drained for a dam seismic retrofit project. As reported by Valley Water, there was 0.51 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2022. Rainfall at SJWC’s Lake Elsman was measured at 1.68 inches during the current rainfall season compared to the five-year average of 0.04 inches. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of October 1, 2022, Valley Water reported that allocations from the State Water Project was 5% or 1,629 million gallons and an additional allocation of human health and safety water has been secured. The U.S. Bureau of Reclamation allocation remains at public health and safety water only. Valley Water reported that its Semitropic groundwater bank reserves are at 80% of capacity or 90,747 million gallons, which can be used to perform water transfers with other state water contractors. Valley Water also reported that the managed groundwater recharge from January to September in the Santa Clara Plain was 112% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 21 feet higher than September 2021. According to Valley Water, the projected total groundwater storage at the end of 2022 is expected to fall within the Normal Stage of Valley Water’s Water Shortage Contingency Plan.

On October 1, 2022, SJWC’s Lake Elsman contained 679 million gallons of water, of which approximately 529 million gallons can be released for treatment in water production and to maintain downstream bypass flow regulatory requirements. This Lake Elsman volume represents 82% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. Typically, SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from Valley Water. Production from the Montevina Surface Water Treatment Plant through the third quarter was 1,340 million gallons, which is 88% of the five-year average. Through the third quarter of 2022, there was 43 million gallons of water production at SJWC’s smaller Saratoga Water Treatment Plant. The Saratoga Water Treatment Plant was taken out of service due to lack of run-off from Saratoga Creek and remains offline. Nonetheless, SJWC believes that its various other water supply sources will be sufficient to meet customer demand through the remainder of 2022.
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
Connecticut Water’s water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. In addition, Connecticut Water has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority and The Metropolitan District that expire 2058 and 2053, respectively.
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
Water sources at Maine Water vary among the individual systems, but overall approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. Maine Water has a water supply agreement with the Kennebec Water District expiring in 2040.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2022	2021			2022	2021
Purchased water	7,098	5,703	1,395	9%	16,136	15,601	535	1%
Groundwater	4,870	6,283	(1,413)	(9)%	13,790	16,850	(3,060)	(8)%
Surface water	2,866	3,113	(247)	(2)%	8,153	6,947	1,206	3%
Reclaimed water	322	341	(19)	—%	694	669	25	—%
	15,156	15,440	(284)	(2)%	38,773	40,067	(1,294)	(4)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for September 30, 2022, and 2021 approximated 8.6% and 6.9%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for September 30, 2022, and 2021 was approximately 14.2% and 14.6%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses for the three and nine months ended September 30, 2022, compared to the same period in 2021, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, energy charges and other production expenses, offset by a decrease in customer usage and an increase in available surface water for SJWC. Effective July 1, 2022, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $3,731 for the three months ended September 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases of $1,692 in depreciation and amortization due to increases in utility plant, $1,196 in administrative and general expenses primarily due to increases in labor, and an increase of $696 in maintenance expenses.
Operating expenses, excluding water production expenses, increased $11,348 for the nine months ended September 30, 2022, compared to the same period in 2021. The increase was primarily attributable to increases of $7,555 in depreciation and amortization due to increases in utility plant and a true up related to Cupertino assets to adjust the useful lives over the concession term, an increase of $6,442 in administrative and general expenses primarily due to increases in labor and changes in cost recovery balancing and memorandum accounts, an increase of $1,453 in taxes other than income due to utility plant increases and an increase of $1,430 in maintenance expenses, partially offset by the gain on sale of vacant land located in California and nonutility property in Texas.
Other (Expense) Income
For the three months ended September 30, 2022 , compared to the same period in 2021, the change in other (expense) income was primarily due to an increase in interest on the line of credit resulting from an increase in borrowings and higher short term borrowing rates, partially offset by a reduction in pension non-service cost.
For the nine months ended September 30, 2022 , compared to the same period in 2021, the change in other (expense) income was primarily due to the $3,000 pre-tax gain on sale from the release of a holdback amount by GBRA for the sale of TWA in prior year and a decrease in the return from retirement plan assets, partially offset by a reduction in pension non-service cost.
Provision for Income Taxes
For the three and nine months ended September 30, 2022, compared to the same period in 2021, income tax expense decreased $2,526 and $1,501, respectively. The decrease in income tax expense for the three and nine months ended September 30, 2022 was primarily due to discrete tax items and, for the nine months ended September 30, 2022, lower income.
The effective consolidated income tax rates were 1% and 13% for the three months ended September 30, 2022, and 2021, respectively, and 8% and 11% for the nine months ended September 30, 2022, and 2021, respectively. The lower effective rate for the three and nine months ended September 30, 2022, was primarily due to a tax accounting method change at CTWS related to the non-network assets repairs deduction.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. SJW Group has considered the income tax implications of the IRA in its estimated tax provision and does not believe it will materially impact the company’s year-end tax rate.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
SJWC filed General Rate Case Application No. 21-01-003 (“2022 GRC”) on January 4, 2021, requesting authority for an increase of revenue of $51,585 or 13.35% in 2022, $16,932 or 3.88% in 2023, and $19,195 or 4.24% in 2024. The application included requests to recover $18,499 from balancing and memorandum accounts, authorization for a $435,000 capital budget, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. Due to the delayed CPUC decision, SJWC was approved for interim rates effective January 1, 2022 via Advice Letter No. 573 on December 30, 2021. The authorization of interim rates allows SJWC to retroactively apply the final decision to January 1, 2022. The interim rates approved were set to equal the present rates in effect to avoid customer confusion and short-term bill changes. SJWC and the Public Advocates Office filed an amended settlement agreement resolving all issues in the proceeding on February 4, 2022, for the CPUC’s consideration and adoption. The settlement provides a revenue increase of $54,131 over the three-year period with an increase of $25,074 in 2022 and a recovery of $18,174 from balancing and memorandum accounts. The settlement recognizes the need for continued investments in the water system to deliver safe and reliable water service, providing authorization of a three-year $350,000 capital budget. Additionally, it further aligns authorized and actual consumption, particularly for business customers, addresses the water supply mix variability, and provides greater revenue recovery in the fixed charge. The CPUC approved the settlement on October 6, 2022 and issued Decision No. 22-10-005 (“2022 GRC Decision”) on October 11, 2022. SJWC will be filing advice letters to implement new rates and to recover interim revenue and balancing and memorandum accounts in accordance with the 2022 GRC Decision.
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6,418 or 1.61% in 2022. The application also proposes a rate of return of 8.11%, an increase from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30%, an increase from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. If approved, new rates are expected to be effective in the fourth quarter of 2022.
On December 6, 2019, SJWC filed Application No. 19-12-002 to deploy Advanced Metering Infrastructure (“AMI”) throughout its service area. On August 5, 2021, an all-party settlement agreement was submitted to the CPUC for adoption that would authorize the deployment of AMI outside of the capital budget requested in the 2022 GRC. A final decision approving the settlement agreement was issued on June 10, 2022.
SJWC filed Advice Letter No. 577 on May 24, 2022 to increase revenue requirement by $24,331 or 5.9% to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2022. Advice Letter No. 577 was approved on June 30, 2022.
On October 12, 2022, SJWC filed Advice Letter No. 581 to recover $18,174 in balancing and memorandum accounts in accordance to the 2022 GRC Decision. This filing is pending before the CPUC.
On October 12, 2022, SJWC filed Advice Letter No. 582 to refund $19,921 accumulated in its WCMA and its Water Conservation Expense Memorandum Account (“WCEMA”) through August 31, 2022. This refund amount will offset the $18,174 requested in Advice Letter No. 581 resulting in a net refund to customers of $1,747. Netting the two balances against each other allows for immediate recovery of the balancing and memorandum accounts and results in less confusion on customer bills. The approvals of both Advice Letter No. 581 and 582 are conditioned on this approach and are pending before the CPUC.
On October 13, 2022, SJWC filed Advice Letter No. 583 to increase revenue requirement by $25,074 or 6% and implement new water rates in accordance with the 2022 GRC Decision. This filing is anticipated to become effective November 1, 2022, pending the CPUC’s approval.
Connecticut Regulatory Affairs
On October 26, 2021, Connecticut Water filed for a Water Infrastructure Conservation Adjustment (“WICA”) increase of approximately $21,746 in completed projects. Many of the projects were those that were not considered by PURA in the rate case because of the deadline in the proceeding for pro forma capital additions. On December 22, 2021, PURA approved a WICA surcharge of 2.44% to be added to bills of all Connecticut Water customers, including those of the former The Avon Water Company and The Heritage Village Water Company, effective January 1, 2022 which is expected to generate approximately $2,581 in additional revenue. On February 14, 2022 Connecticut Water filed its 2021 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 16, 2022 and effective for 12 months beginning April 1, 2022, replaced the expiring 2020 reconciliation surcharge of 0.07% with a credit of 0.02%. As a result, the net WICA surcharge, effective April 1, 2022 was 2.35%.
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
On June 17, 2022, Connecticut Water submitted an application to PURA for the approval to issue unsecured notes in the amount of $25,000. The notes carry an interest rate of 4.71% and the closing is expected to occur on December 15, 2022. A decision from PURA approving the application was received on August 10, 2022.
Texas Regulatory Affairs
CLWSC filed its 2022 Water Pass Through Charge (“WPC”) true-up report for its Canyon Lake water system on January 31, 2022 with the PUCT under Docket No. 53173. The PUCT modified the WPC formula which resulted in a new usage rate increasing from $0.70 to $0.90 dollars per thousand gallons. The new usage rate was effective March 1, 2022. The true-up report was approved by the PUCT on May 10, 2022 and CLWSC received approval of the new tariff on May 24, 2022.
CLWSC filed its 2022 WPC true-up report for its Kendall West system on June 29, 2022 with the PUCT under Docket No. 53751. CLWSC requested an increase from $2.39 to $3.69 per thousand gallons for the WPC. The WPC increased the rate from $2.39 to $2.56 per thousand gallons on October 1, 2022.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022.
On February 28, 2022, Maine Water filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions. The four filings collectively request $532 in new revenue and seek to reset the WISC in all four divisions. The four cases, while docketed separately, are proceeding through the adjudication process together. Decisions by the Commission in these filings are expected in the fourth quarter of 2022.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2022, SJW Group generated cash flows from operations of approximately $129,300, compared to $100,300 for the same period in 2021. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $29,000. This increase was the result of a combination of the following factors: (1) an increase of $34,200 in regulatory assets primarily due to the recognition of balancing and memorandum accounts, and (2) general working capital and net income, adjusted for non-cash items, increased by $5,200, offset by (3) payments of amounts previously invoiced and accrued including accrued production costs, decreased by $4,500, (4) increase of payments for postretirement benefits of $3,000, and (5) a decrease of $2,900 from higher accounts receivable balances.
As of September 30, 2022, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, unchanged from September 30, 2021. As of February 1, 2022, the remaining state executive order suspending water service disconnections due to non-payment by customers expired in California. There is no guarantee that the respective state regulators will not reinstate such orders. Management believes that the collection rate for its accounts receivables will gradually return to pre-pandemic levels now that service disconnections are allowable once again to mitigate payment delinquencies. On February 3, 2022, SJWC received $9,757 through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customers accounts greater that 60-days past due as of June 30, 2021. Bill credits were applied to customer accounts that remained outstanding and the excess of $3,272 was returned to the State of California. The financial impact of certain remaining past due accounts are being recorded for future recovery through the rate-making process. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the nine months ended September 30, 2022, SJW Group used cash flows from investing activities of approximately $181,500, compared to $182,900 for the same period in 2021. SJW Group used approximately: (1) $160,500 of cash for company-funded capital expenditures, (2) $17,800 for developer-funded capital expenditures, and (3) $2,400 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2022, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $223,000. As of September 30, 2022, approximately $160,500 or 72% of the $223,000 has been invested.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022, decreased by approximately $36,400 from the same period in the prior year, primarily as a result of (1) a decrease in net proceeds of $157,100 from lower borrowings on long-term debt and increase of payments to long-term debt, (2) a decrease in net proceeds from our common stock equity offering in prior year of $63,700, (3) an increase of dividends paid to stockholders of $2,700, offset by (4) an increase in net borrowings and repayments on our lines of credit of $189,200.

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
A summary of the line of credit agreements as of September 30, 2022, are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion

Syndicated credit agreement:	August 2, 2027
SJW Group		$50,000	—	50,000
SJWC		140,000	95,000	45,000
CTWS		90,000	56,000	34,000
SJWTX, Inc.		20,000	1,500	18,500
Total syndicated credit agreement		300,000	152,500	147,500
CTWS credit agreement	December 14, 2023	10,000	6,670	3,330
CTWS credit agreement	May 15, 2025	40,000	40,000	—
		$350,000	199,170	150,830
On August 2, 2022, SJW Group, SJWC, SJWTX, Inc., and CTWS entered into a $300,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), Wells Fargo Bank, National Association, as Documentation Agent, and a syndicate of banks. Proceeds of borrowings under the Credit Agreement will be used for refinancing existing debt, working capital, and general corporate purposes. The Credit Agreement has a maturity date of August 2, 2027.
Under the terms of the Credit Agreement, each of SJW Group, SJWC, SJWTX, Inc., and CTWS is a borrower with several and not joint liability. Each borrower has an initial borrowing entitlement, or sublimit, which can be periodically adjusted from time to time as set forth in the Credit Agreement. The initial sublimit of each borrower is as presented in the table above.
Borrowings under the Credit Agreement bear interest at either the Alternative Base Rate (as defined in the Credit Agreement and hereinafter referred to as “ABR”) or the Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement and hereinafter referred to as “SOFR”). ABR borrowings (which are borrowings bearing interest at a rate determined by reference to ABR) will bear interest at a rate per annum equal to ABR plus the applicable rate. SOFR borrowings (which are borrowings bearing interest at a rate determined by reference to SOFR) will bear interest at a rate per annum equal to SOFR plus the applicable rate. The applicable rate and pricing is variable depending on credit ratings of the borrower.

The Credit Agreement contains customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, asset sales, and fundamental changes. The Credit Agreement also includes a financial covenant that requires each of the borrowers to maintain its funded debt to capitalization ratio at or below 70%.
This Credit Agreement replaces the existing $140,000 credit agreement, dated April 23, 2021, between SJWC and JP Morgan and the existing $5,000 credit agreement, dated April 23, 2021, between SJWTX and JP Morgan, with SJW Group as guarantor, both of which were terminated upon entering into the Credit Agreement and were set to mature on December 31, 2023. In addition, on August 2, 2022, CTWS and Citizens Bank, National Association, entered into a fourth modification to the amended and restated revolving credit facility, dated December 18, 2019, as amended, pursuant to which the credit commitment was reduced from $75,000 to $10,000.
During the nine months ended September 30, 2022, cost of borrowing on the lines of credit averaged 2.79% compared to 1.34% in the same period in 2021.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of September 30, 2022, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
SJW Group and its subsidiaries long-term debt activities are for purposes of refinancing short-term borrowings, long-term capital expenditure financing and working capital, and refinancing of maturing long-term debt.
On April 6, 2022, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $15,000 at a fixed interest rate of 4.54%, due May 31, 2042. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. The promissory note contains customary representations and warranties. Under the promissory note, Maine Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. Proceeds from the borrowing were received on May 13, 2022.
On June 28, 2022, Connecticut Water entered into a note purchase agreement with certain affiliates of New York Life Insurance Company, pursuant to which Connecticut Water sold an aggregate principal amount of $25,000 of its 4.71% Senior Notes, Series 2022, due 2052. The closing of the note purchase agreement is expected to occur on December 15, 2022, and is subject to customary closing conditions. The Series 2022 Notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. The note purchase agreement contains customary representations and warranties. Connecticut Water has agreed to customary affirmative and negative covenants for as long as the Series 2022 Notes are outstanding. The Series 2022 Notes are also subject to customary events of default, the occurrence of which may result in all of the Series 2022 Notes then outstanding becoming immediately due and payable.
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
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of September 30, 2022, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
Equity Financing Arrangements
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share (the “Shares”), from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000. Pursuant to the Equity Distribution Agreement, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to the prevailing market prices or at negotiated prices, in block transactions, or as otherwise agreed upon by the company and the Sales Agents. Proceeds from the sale of the shares under the Equity Distribution Agreement can be used in the financing of acquisitions, infrastructure improvements and other capital expenditures, repayment of debt or other corporate obligations, and working capital over the term of the Equity Distribution Agreement as such needs arise. For the three and nine months ended September 30, 2022, SJW Group issued and sold a total of 47,608 shares of common stock with a weighted average price of $66.26 per share and received approximately $3,107 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 402,723 shares of common stock with a weighted average price of $69.91 for a total net proceeds of $27,360 and has a remaining $71,845 under the Equity Distribution Agreement to issue into shares.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2022 and 2021 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. The current Standard & Poor’s Rating Service assigned company rating for SJW Group is an A-, with a stable outlook, for SJWC is an A, with a stable outlook, CTWS is an A- with a stable outlook, and Connecticut Water is an A- with a stable outlook.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the company’s variable rate lines of credit. SJWC and Connecticut Water sponsor noncontributory pension and other post-retirement plans for its employees. Pension and other post-retirement costs and the funded status of the plans may be affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2021 and our other public filings, which could materially affect our business, financial condition or future results. There has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2021 and any Form 10-Q filed after Form 10-K for the quarterly periods in 2022.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On October 26, 2022, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.36 per share of common stock. The dividend will be paid on December 1, 2022, to stockholders of record as of the close of business on November 7, 2022.
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

10.1
Credit Agreement, dated August 2, 2022, by and among the Company, San Jose Water Company, SJWTX, Inc., Connecticut Water Service Inc., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2022.

10.2	Amendment Letter, effective October 6, 2022, to the Amended and Restated Employment Agreement of Maureen Westbrook. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 7, 2022. (2)

10.3	SJW Group Amended and Restated Director Compensation and Expense Reimbursement Policies effective as of January 1, 2023 (1)(2)

10.4	Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members effective as of January 1, 2023 (1)(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.
(2)Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	October 28, 2022	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer (Principal financial officer)