Form 10-K
period 2022-12-31
SJW GROUP
filed 2023-02-24
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,879 million based on the closing sale price as reported on the New York Stock Exchange.
As of February 16, 2023, 30,846,574 shares of the registrant’s common stock, par value, $0.001 per share, were outstanding.
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
•the effect of the impacts of climate change;
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

Item 1.Business
General Development of Business
SJW Group was initially incorporated as SJW Corp. in the state of California on February 8, 1985. SJW Group is a holding company with four wholly-owned subsidiaries:
•San Jose Water Company (“SJWC”) with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, SJWC became a wholly owned subsidiary of SJW Group. SJWC is a public utility in the business of providing water service in the metropolitan San Jose, California area.
•SJWNE LLC, a Delaware limited liability company, was formed in 2019, and is a wholly-owned subsidiary of SJW Group. SJWNE LLC is a special purpose entity established to hold SJW Group’s investment in Connecticut Water Service, Inc. Connecticut Water Service, Inc. with its headquarters located in Clinton, Connecticut was incorporated in 1974 in the State of Connecticut. As part of the merger transaction between SJW Group and Connecticut Water Service, Inc. on October 9, 2019, Connecticut Water Service, Inc. and its subsidiaries (“CTWS”) became a wholly-owned subsidiary of SJWNE LLC. Connecticut Water Service, Inc. is a holding company with four wholly-owned subsidiaries. The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”) are public utilities in the business of providing water service throughout Connecticut and Maine. The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
•SJWTX, Inc. (“SJWTX”) was incorporated in the State of Texas in 2005. SJWTX is doing business as Canyon Lake Water Service Company. In 2022, SJWTX filed and was approved with the State of Texas an assumed named certificate to operate under the name The Texas Water Company. SJWTX is a public utility in the business of providing water service in the southern region of the Texas Hill Country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX has a 25% interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” with SJWTX. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX. SJWTX is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In 2021, SJWTX Holdings, Inc. (“SJWTX Holdings”) and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX and TWOS. SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets in 2023.
•SJW Land Company was incorporated in 1985. SJW Land Company owns undeveloped land in California and Tennessee and operates commercial buildings in Tennessee.
Together, SJWC, Connecticut Water, SJWTX, Maine Water and NEWUS, are referred to as “Water Utility Services.”
SJW Land Company and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
Regulation and Rates
Water Utility Services, excluding non-tariffed activities, are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations, which considers the timing of the recognition of certain revenues and expenses. SJW Group’s consolidated financial statements reflect the effects of the rate-making process. The rate-making process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. SJW Group’s regulated operations financing activity is designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. The following summarizes each state’s authorized rates and capital structure as of December 31, 2022:

	California	Connecticut	Texas	Maine (a)
Authorized capital structure (debt/equity)	47% / 53%	47% / 53%	42% / 58%	50% / 50%
Authorized return on equity	8.90%	9.00%	10.88%	9.70%
Authorized rate base (in millions)	$1,028.7	$580.9	$43.3	$129.6
Estimated rate base at year-end (in millions) (b)	$1,074.9	$656.3	$92.0	$157.9
___________________________________
(a)Represents averages over water systems operating in the state.
(b)An approximation of rate base which includes net utility plant not yet included in rate base pending rate case filings and outcomes.
California Regulatory Affairs
SJWC’s rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (“CPUC”).
Generally, there are three types of rate adjustments that affect SJWC’s revenue collection: general rate adjustments, cost of capital adjustments, and offset rate adjustments. General rate adjustments are authorized in general rate case decisions, which usually authorize an initial rate adjustment followed by two annual escalation adjustments. General rate applications are normally filed and processed during the last year covered by the most recent general rate case as required by the CPUC in order to avoid any gaps in regulatory decisions on general rate adjustments. Actual revenue received may be higher or lower than the revenue requirement due to a number of factors including actual customer counts, usage or other regulatory factors in force at the time.
Cost of capital adjustments are rate adjustments resulting from the CPUC’s usual tri-annual establishment of a reasonable rate of return for SJWC’s capital investments.
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC. The purpose of balancing and memorandum accounts is to track the under-collection or over-collection associated with such expense changes and activities for future recovery or refund considerations. Carrying balances of the balancing and memo accounts earn a rate of return based on treasury rates.
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6.4 million or 1.61% in 2022. The application also proposes a rate of return of 8.11%, an increase from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30%, an increase from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. If approved, new rates are expected to be effective in the second quarter of 2023.
On December 6, 2019, SJWC filed Application No. 19-12-002 to deploy Advanced Metering Infrastructure (“AMI”) throughout its service area. On August 5, 2021, an all-party settlement agreement was submitted to the CPUC for adoption that would authorize the deployment of AMI outside of the capital budget requested in the SJWC’s General Rate Case Application No. 21-01-003 (“2022 GRC”). A final decision approving the settlement agreement was issued on June 10, 2022.
SJWC filed Advice Letter No. 577 on May 24, 2022 to increase revenue requirement by $24.3 million or 5.9% to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2022. Advice Letter No. 577 was approved with an effective date of July 1, 2022.
The CPUC approved the settlement of 2022 GRC on October 6, 2022 and issued Decision No. 22-10-005 (“2022 GRC Decision”) on October 11, 2022. SJWC received authority for an increase of revenue requirement by $25.1 million or 6.03% in 2022, $13.0 million or 2.94% in 2023, and $16.1 million or 3.56% in 2024. The application included requests to recover $18.2 million from balancing and memorandum accounts and authorization for a $350 million capital budget. Additionally, it further aligns authorized and actual consumption, particularly for business customers, addresses the water supply mix variability, and provides greater revenue recovery in the fixed charge. The approved revenue increase for 2022 is effective retrospectively to January 1, 2022.

SJWC filed Advice Letter No. 581 on October 12, 2022 to recover $18.2 million in balancing and memorandum accounts in accordance with the 2022 GRC Decision. The advice letter was approved with an effective date of November 11, 2022.
SJWC filed Advice Letter No. 582 on October 12, 2022 to refund $19.9 million accumulated in its Water Conservation Memorandum Account (“WCMA”) and its Water Conservation Expense Memorandum Account through August 31, 2022. This refund amount will offset the $18.2 million requested in Advice Letter No. 581 resulting in a net refund to customers of $1.7 million. Netting the two balances against each other allows for immediate recovery of the balancing and memorandum accounts and results in less confusion on customer bills. Advice Letter No. 582 was approved with an effective date of November 11, 2022.
SJWC filed Advice Letter No. 583 on October 13, 2022 to increase revenue requirement by $25.1 million or 6.03% and implement new water rates in accordance with the 2022 GRC Decision. Advice Letter No. 583 was approved with an effective date of November 1, 2022.
SJWC filed Advice Letter No. 585 on November 10, 2022 to recover $20.6 million in the Interim Rates Memorandum Account in accordance with the 2022 GRC Decision. Advice Letter 585 was approved with an effective date of January 1, 2023.
SJWC filed Advice Letter No. 586 on November 18, 2022 to increase revenue requirement by $18.4 million or 4% for the escalation year increase in accordance with the 2022 GRC Decision. Advice Letter No. 586 was approved with an effective date of January 1, 2023.
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
On February 28, 2022, Connecticut Water filed its 2021 WRA. The mechanism reconciles 2021 revenues as authorized in the company’s most recent rate cases. The 2021 WRA, as approved by PURA on March 30, 2022 and effective for 12 months beginning on April 1, 2022 imposed a 2.85% surcharge on customer bills to collect the 2021 revenue shortfall.
On April 26, 2022, Connecticut Water filed for a WICA increase of $9.8 million in completed projects. PURA approved the Company’s application on June 22, 2022. The cumulative WICA charge as of July 1, 2022 is 3.26%, collecting $3.5 million on an annual basis.
On June 17, 2022, Connecticut Water submitted an application to PURA for the approval to issue unsecured notes in the amount of $25 million. A decision from PURA approving the application was received on August 10, 2022. The notes carry an interest rate of 4.71% and the closing occurred on December 14, 2022.
On January 26, 2023, Connecticut Water filed with PURA for a $3.1 million increase in annualized revenues for approximately $27.8 million in projects completed through the WICA. Any PURA authorized increase is expected to be effective on April 1, 2023.
Texas Regulatory Affairs
SJWTX’s rates are subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT may authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Furthermore, rate cases may not be filed more frequently than once every 12 months.
SJWTX has no current general rate case pending. However, SJWTX filed its application to establish a System Improvement Charge (“SIC”) with the PUCT on December 30, 2022. This filing will allow SJWTX to add certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. The SIC is projected to increase SJWTX’s water revenue by $1.6 million and sewer revenue by $29 thousand within one year of the approval from the PUCT. Once the PUCT files the final order approving the SIC, SJWTX will be required to file a general rate case within four years. The decision on the SIC filing is expected to be in the third quarter of 2023. Notwithstanding the SIC filing, SJWTX will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek, and Kendall West customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
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
On February 28, 2022, Maine Water filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions. The four filings collectively request $0.5 million in new revenue and seek to reset the WISC in all four divisions. The four cases, while docketed separately, are proceeding through the adjudication process together.
On February 2, 2023, Maine Water Company received final decisions from the MPUC on four general rate cases filed in 2022. The rate increases are retroactively effective for January 1, 2023, and authorize a $0.7 million increase in annual revenues.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water and wastewater services. SJWC provides water services to approximately 232,000 connections that serve approximately one million people over 139 square miles residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and in the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. The CTWS companies provide water service to approximately 141,000 service connections that serve a population of approximately 459,000 people in 81 municipalities with a service area of approximately 270 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut. SJWTX provides water service to approximately 26,000 service connections that serve approximately 77,000 people in a service area comprising more than 268 square miles in the region between San Antonio and Austin, Texas and approximately 900 wastewater connections. Together, the Water Utility Services distribute water to customers in their respective service areas in accordance with accepted water utility methods.
SJWC, Connecticut Water and Maine Water provide non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases. In addition, in October 1997, SJWC commenced operation of the City of Cupertino municipal water system under a 25-year lease which was due to expire in September of 2022 and was amended on January 8, 2020. The system is adjacent to the SJWC service area and has approximately 4,600 service connections. Under the terms of the lease, SJWC assumed responsibility for all maintenance and operating costs of the system, while receiving all payments for water service. SJWC paid an upfront $6.8 million concession fee and an additional $5.0 million in capital improvements to the City of Cupertino. On February 25, 2022, SJWC received a letter from the City of Cupertino exercising their option to extend the term of the lease an additional two years through October 1, 2024. SJWC paid an additional $1.6 million concession fee. The total concession fees paid for the agreement are being amortized over the contract term including the extension.
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
Among other things, operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as impact of drought, summer temperatures or the amount and timing of precipitation in Water Utility Services’ service areas. Revenue, production expenses and income are affected by changes in water sales and the sources of water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes are not significantly impacted by seasonality or water supply mix. As a result, earnings are highest in the higher demand, warm summer months and lowest in the lower demand, cool winter months.
Water Supply
California Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially.
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
In 2022, the level of water in the Santa Clara Valley groundwater basin, which is managed by the Valley Water, experienced an increase in most areas due to seasonal recovery, an increase in managed recharge operations, and a decrease in groundwater pumping by various water retailers in the region. As reported by Valley Water at the end of 2022, the groundwater level in the Santa Clara Plain was 14 feet higher compared to the same time in 2021. The total groundwater storage at the end of 2022 was within Stage 1 (Normal) of the Valley Water’s Water Shortage Contingency Plan. On January 1, 2023, Valley Water’s 10 reservoirs were 32% of capacity with 17,263 million gallons of water in storage. As of December 31, 2022, SJWC’s Lake Elsman was 45.5% of capacity with 912 million gallons of water, approximately 113.9% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 29.45 inches for the period from July 1, 2022 through December 31, 2022, which is 207.4% of the five-year average. Subsequent to December 31, 2022, California has continued to experience wet weather patterns. SJWC’s Montevina Water Treatment Plant treated 1,883 million gallons of water in 2022, which is 103.5% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 42.7 million gallons of water in 2022, which is 17.1% of the five-year average. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2023.
On June 9, 2021, Valley Water declared a water shortage emergency and asked its retailers to reduce consumption by 15% based on 2019 usage. In response to Valley Water’s declaration of drought emergency and call for conservation, SJWC filed with the CPUC to activate Stage 3 of its Rule 14.1 Water Shortage Contingency Plan. The current restrictions center on outdoor water usage which typically accounts for half of a residential customer’s consumption. The restrictions include limits on watering days and times, use of potable water for washing structures and other non-porous surfaces except to protect public health and safety, and no outdoor watering during and up to 48 hours after measurable rainfall. In addition, SJWC implemented a plan with CPUC that established budgets for each residential customer and places a surcharge on water usage that exceeds the allotted budget that was set based on a 15% reduction to 2019 usage. There is no such surcharge for commercial customers except for landscaping water usage.
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
Texas Water Supply
SJWTX’s water supply consists of groundwater from wells and purchased treated and raw water from the Guadalupe-Blanco River Authority (“GBRA”). SJWTX has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050, respectively. The agreements, which are take-or-pay contracts, provide SJWTX with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. SJWTX also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
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
Maine Water holds franchises necessary to provide water services in the towns served which are Biddeford, Saco, Old Orchard Beach, Scarborough (Pine Point), Porter, Parsonsfield, Hiram, Freeport, Camden, Rockland, Rockport, Owls Head, Union, Thomaston, Warren, Bucksport, Skowhegan, Oakland, Hartland, Millinocket and Greenville. None of the franchises with Maine Water have a termination date.
SJWTX holds the franchises necessary to provide water and wastewater services to the City of Bulverde and the City of Spring Branch, which terminate in 2029 and 2036, respectively. The unincorporated areas that SJWTX serves in Comal, Blanco, Bandera, Hays, Kendall, Medina and Travis Counties do not require water service providers to obtain franchises.
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
Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California State Water Board, Division of Drinking Water, the Connecticut Department of Public Health, the Maine Department of Health and Human Services, and the Texas Commission on Environmental Quality for SJWC, Connecticut Water, Maine Water and SJWTX, respectively.
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
Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Capital Resources
In order to continue to achieve SJW Group’s mission of delivering life sustaining, high-quality water and exceptional service to families, businesses and communities, we are committed to attract, retain and develop the highest quality talent. We believe our employees are our most important asset. Throughout our organization, our employees embrace the company’s values of teamwork and respect, straight talk and transparency, integrity and trust, and service and compassion in everything we do. Employees participate in semi-annual employee engagement and satisfaction surveys providing feedback that enables the Company to continually assess and implement initiatives to enhance employee satisfaction and retention. Through our board and its committees, we are empowered to address factors that impact our employee strategy and drive positive change in our company and our communities. Our human capital measures and objectives focus on providing a safe and productive work environment that has clear positive and ethical values; a culture that embraces diversity, respect and equity; jobs that offer fair wages as benchmarked to the markets that we live and work in; competitive wages and benefits; and training and development opportunities that support our employees to establish and succeed in meaningful careers at SJW Group.
Basic Workforce Data
As of December 31, 2022, SJW Group had 757 full-time employees, of whom 362 were SJWC employees, 230 were Connecticut Water employees, 87 were SJWTX employees, and 78 were Maine Water employees. At SJWC, 215 employees are members of unions. Employees working for Connecticut Water, Maine Water and SJWTX are not represented by unions.
In December of 2022, SJWC proposed tentative three-year bargaining agreements with the International Union of Operating Engineers (“OE”), representing certain employees in the engineering department, and the Utility Workers of America (“OWUA”), representing the majority of all non-administrative employees at SJWC covering the period from January 1, 2023 through December 31, 2025. The agreements include a 6% wage increase in 2023, 3.5% in 2024 and 5.5% in 2025 for the union workers. Acceptance of the OE and the OWUA bargaining agreements are anticipated in the first quarter of 2023.
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
Our 2022 Sustainability Plan and Supplemental Report, to be published in 2023, incorporates specific targets that set the trajectory of our safety program to ensure continuous improvement, including:
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
During the COVID-19 pandemic, SJW Group’s primary focus has always been to protect the health and safety of employees, customers and the community from the spread of the disease in the workplace, while continuing to deliver reliable, clean and safe drinking water and service. Beginning in March 2020, with additional COVID-19 protections in place, we paused all non-essential services for two months; transitioned our office employees to company-wide remote work; and dispatched field service employees from their homes to minimize transmission of the virus. As the pandemic and knowledge of the virus evolved, our safety, human resources and operations teams implemented additional guidance protocols with a focus on cleaning and disinfection of facilities, vehicles, and tools; implementing engineering and administrative controls such as social distancing; and wearing face coverings to limit the transmission of the virus. In response to various stay-at-home government orders, we implemented policies and procedures to provide the flexibility to employees who are able to work from home and support remote-working by upgrading technology infrastructure, enhancing IT capabilities and implementing processes to facilitate online and remote communications. In an effort to ensure the safety and protection of our workplace and those customers and vendors with whom we serve and work, SJW Group announced a universal vaccination requirement for all employees by January 17, 2022 for three of our operating utilities and by February 14, 2022 at SJWC. On January 22, 2022, SJWC received a letter from the National Labor Relations Board (“NLRB”) stating that it would investigate the allegations from the Utility Workers Union of America Local 259 (“Local 259”) that SJWC failed to bargain in good faith by imposing a COVID vaccine mandate and threatening to terminate noncompliant employees and for, otherwise, failing to bargain over its decision to impose the mandate. The NLRB issued a decision to defer the unfair labor practice charge which was appealed by Local 259. In final response, the NLRB General Counsel denied the appeal with the decision to defer the unfair labor practice charge to arbitration. We continue to actively monitor all evolving federal, state and local guidance from public health authorities to ensure that our measures are in compliance with such rules and regulations and are effective in the continually changing pandemic environment.
Engagement and Satisfaction
SJW Group has invested significantly in employee engagement and satisfaction in alignment with its values and five building blocks of Community, Customers, Employees, Environment and Shareholders. Employees across SJW Group identified and adopted four sets of core values to guide their work and interactions: integrity and trust, compassion and service, straight talk and transparency, and respect and teamwork. Our leadership employs a servant leadership model where all leaders are encouraged and expected to provide service to their people ensuring that they continue to grow and thrive in their profession, knowledge, and general well-being. Regular “Straight Talk” meetings, employee town halls and quarterly “Leadership on Tap” gatherings are held to continue to build and support our culture and values. Additionally, the Company provides ongoing opportunities for employee recognition from peers and leaders and also administers an employee engagement and satisfaction survey twice per year.
Diversity and Inclusion
SJW Group believes that a workplace supporting diversity and inclusion not only promotes equity, teamwork, productivity and collaboration among employees, but also enables us to provide the best services to our customers, communities, and partners and enhance value for our stockholders. We are committed to fostering and maintaining a culture of diversity and inclusion, and we have been tracking our workforce demographics to identify employee teams, geographies, or seniority levels where hiring of minorities or specific demographic representation needs to be addressed. In 2021, CEO Eric Thornburg signed on to the CEO Action for Diversity & Inclusion™ CEO pledge, which outlines a specific set of actions the signatory CEOs will take to cultivate a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to have discussions about diversity and inclusion. The Company’s Diversity, Equity and Inclusion Council (the “Council”) is comprised of employee volunteers from all four subsidiaries representing the communities we serve. The Council has implemented several impactful initiatives in 2022, including ongoing education and communications utilizing numerous platforms, providing unconscious bias training, and creating opportunities for all employees to celebrate and support cultural days of personal significance in their communities.
During the year ended December 31, 2022, our workforce comprised of:

Percentage of Workforce
Gender:
Female	29%
Male	71%
Ethnicity:
Hispanic or Latino	20%
Not Hispanic or Latino	80%
Race:
White	62%
Asian	9%
2 or More Races	4%
Black or African American	4%
American Indian or Alaska Native	1%
Native Hawaiian or Other Pacific Islander	1%
Other/Not Reported	19%
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

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our executive officers, as of February 24, 2023:

Name	Age	Offices and Experience
Willie Brown	55
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

Andrew R. Gere	56
SJWC—President. Mr. Gere serves as President since April 2016 and was Chief Operating Officer from April 2015 to December 2022. From 2013 to April 2015, Mr. Gere was Vice President of Operations. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality. Mr. Gere has been with SJWC since 1995. From October 2019 to December 2020, Mr. Gere served as Chairman of the National Association of Water Companies.

Bruce A. Hauk	52
SJW Group—Chief Operating Officer. Mr. Hauk serves as the Chief Operating Officer of SJW Group, SJWC, CTWS, and SJWTX since January 2023 and was the Chief Corporate Development and Strategy Officer of SJW Group, SJWC, CTWS, and SJWTX from August 2022 to December 2022. Prior to joining the Company, Mr. Hauk was the President of NextEra Water from May 2021 to August 2022. Prior to joining NextEra, Mr. Hauk served in several roles at American Water Works Company, Inc. from May 2011 to March 2021, lastly serving as President of Regulated Operations and Military Services Group and then as Deputy Chief Operating Officer. Previously, Mr. Hauk served as Deputy Mayor/Chief Administrative Officer for the City of Westfield, Indiana and as Town Manager/Director of Public Works for the City of Westfield, Indiana.

Kristen A. Johnson	57
SJW Group—Senior Vice President and Chief Administrative Officer. Ms. Johnson serves as Senior Vice President since November 2022 and Chief Administrative Officer of SJW Group and Senior Vice President of Administration for CTWS and its subsidiaries since November 2019. Previously, Ms. Johnson served as Director of Human Resources, Vice President of Human Resources and Vice President and Corporate Secretary of CTWS and its subsidiaries from 2007, 2008, and 2010, respectively. She served as the Corporate Secretary of The Maine Water Company until July 2020.

Craig J. Patla	55
CTWS—President. Mr. Patla serves as President of CTWS and its subsidiaries, except The Maine Water Company, since January 2023. From April 2014 to December 2022, Mr. Patla was Vice President of Service Delivery. From 2011 to 2014, Mr. Patla was Director of Service Delivery. From 2008 to 2011, Mr. Patla was Manager of Service Delivery. From 2004 to 2008, Mr. Patla was Region Manager. Mr. Patla joined CTWS in 1990 as an engineer.

Eric W. Thornburg	62
SJW Group—President, Chief Executive Officer and Chair of the Board. Mr. Thornburg serves as President and Chief Executive Officer of SJW Group and SJW Land Company and Chief Executive Officer of SJWC and SJWTX since November 6, 2017. He has served as the Chair of the Board of Directors of SJW Group, SJWC, SJW Land Company and SJWTX since April 25, 2018 and Chair of the Board of Directors of SJWNE LLC, CTWS and its subsidiaries since October 9, 2019. Prior to joining SJW Group, Mr. Thornburg served as President and Chief Executive Officer of CTWS since 2006, and Chair of the Board of CTWS since 2007.  Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004.  From July 2004 to January 2006, he served as Central Region Vice President-External Affairs for American Water Works Corporation.

Andrew F. Walters	52
SJW Group—Chief Financial Officer and Treasurer. Mr. Walters serves as Chief Financial Officer and Treasurer of SJW Group, SJWC, SJW Land Company, and SJWTX since January 2022. Mr. Walters served as Chief Corporate Development Officer and Integration Executive of SJW Group from November 2019 until January 2022 and previously served as Chief Administrative Officer of SJWC since January 31, 2014. Mr. Walters is also currently the Vice President of Business Planning of CWC and CTWS as of November 7, 2019. Prior to joining SJWC in 2014, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013. Prior to this, Mr. Walters served in the Investment Banking Division of Citigroup as managing director and head of infrastructure for the Americas and in other roles focused on mergers and acquisitions and capital raising for clients, since 1993.

Principal Accounting Officer of the Registrant
The following table summarizes the name, age, offices held and business experience for our principal accounting officer, as of February 24, 2023:

Name	Age	Offices and Experience
Mohammed G. Zerhouni	47
SJW Group—Senior Vice President of Finance, Principal Accounting Officer. Mr. Zerhouni serves as Senior Vice President of Finance, Principal Accounting Officer of SJW Group, SJWC, SJWTX and CTWS since January 2023. Prior to joining SJW Group Mr. Zerhouni was the Chief Financial Officer of Veolia Utility Parent, Inc. (“VUP”) from October 2022 to January 2023 which is part of the North American business of Veolia Group, a rate-regulated water and wastewater company. Previously, Mr. Zerhouni was Vice President/Controller and Chief Accounting Officer of VUP from December 2018 to September 2022. Mr. Zerhouni served in various roles of increasing responsibility up to Senior Manager in the audit practice of PricewaterhouseCoopers LLP from December 2004 to December 2018. Mr. Zerhouni is a certified public accountant.

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
Our Water Utility Services are regulated public utilities. The operating revenue of SJWC, Connecticut Water, SJWTX and Maine Water is generated primarily from the sale of water at rates authorized by the CPUC, PURA, PUCT and MPUC (the “Regulators”). The Regulators set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of our regulated operations. Consequently, our revenue and operating results depend substantially upon the rates the Regulators authorize.
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
In addition, policies and regulations promulgated by the Regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow SJWC, Connecticut Water, SJWTX and Maine Water to accomplish some or all of the items listed above, Water Utility Services’ future operating results may be adversely affected. Further, from time to time, the commissioners at the Regulators may change. Such changes could lead to changes in policies and regulations and there can be no assurance that the resulting changes in policies and regulation, if any, will not adversely affect our operating results or financial condition.

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
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered or refunded in the ratemaking process in a period different from when the costs and credits were incurred. Please refer to Note 3 of the “Notes to Consolidated Financial Statements” for a summary of net regulatory assets. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets would need to be adjusted, which could have an adverse effect on our results of operations and financial condition.
Streamflow regulations in Connecticut could potentially impact our ability to serve our customers.
In December 2011, regulations concerning the flow of water in Connecticut’s rivers and streams were adopted. As promulgated, the regulations require that certain downstream releases be made from seven of Connecticut Water’s eighteen active reservoirs no later than ten years following the adoption of stream classifications by the Department of Energy and Environmental Protection (“DEEP”). Currently, downstream releases are made at two locations. The next streamflow releases will be initiated by October 2024 and will affect two additional reservoirs. No groundwater supply wells are affected by the regulations.
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
Although Water Utility Services is not a party to any environmental and product-related lawsuits, there is no guarantee that such lawsuits will not occur in the future. Any environmental or product-related lawsuit may require us to incur significant legal costs and we may not be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage.  Pollution liability coverage is in place for the majority of the SJW Group locations and operations, but is subject to exclusions and limitations. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
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
The impact of climate change and climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives, which could increase Water Utility Services’ operating costs and affect our business.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide. Climate change laws and regulations enacted and proposed limit greenhouse gases emissions from covered entities and require additional monitoring/reporting. We produce a corporate social responsibility report, which provides an overview of our energy usage and greenhouse emissions. At this time, the existing greenhouse gases laws and regulations are not expected to materially harm Water Utility Services’ operations or capital expenditures. While regulation on climate change could change in light of the current federal administration’s agenda, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.
Climate change may also impact water supply. For example, severity of drought conditions may impact the availability of water to all Water Utility Services and rising sea levels may impact the availability of groundwater to Water Utility Services.
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
A court finding of inverse condemnation does not obligate the CPUC to allow SJWC to recover damage awards or pass on costs to ratepayers. Insurance coverage for inverse condemnation may not be available or may not be sufficient. SJWC’s liquidity, earnings, and operations may be adversely affected if we are unable to recover the costs of paying claims for damages caused by the operation and maintenance of our property from customers or through insurance.

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
Furthermore, the CPUC may approve memorandum accounts, such as a WCMA, to allow companies to recover revenue reductions due to water conservation activities and certain conservation related costs. However, collection of such memorandum accounts is subject to a review and approval process by CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. When drought conditions ease and the California State Water Board and Valley Water no longer mandate water conservation, the company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues.

Similar to SJWC, Connecticut Water and Maine Water have also been impacted by increased water conservation, as well as the use of more efficient household fixtures and appliances among residential users. There has been a trend of declining per customer residential water usage in Connecticut and Maine over the last several years. CTWS’s regulated businesses at Maine Water are heavily dependent on revenue generated from rates it charges to its residential customers for the volume of water they use. The rates Connecticut Water and Maine Water charge for its water is regulated by PURA in Connecticut and MPUC in Maine, and CTWS’s water services subsidiaries may not unilaterally adjust their rates to reflect changes in demand. A declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect usage declines in the rate setting design process. Although the legislatures in Maine and Connecticut have provided legislation for water utilities to implement revenue adjustment mechanisms to allow for recovery of authorized rates where conservation has occurred and consumption has declined and such a mechanism has been approved by PURA and implemented for Connecticut Water, this mechanism has yet to be implemented at Maine Water.
A contamination event or other decline in source water quality could affect the water supply of Water Utility Services and therefore adversely affect our business and operating results.
Water Utility Services is required under drinking water regulations to comply with water quality requirements. Through water quality compliance programs, Water Utility Services monitors for contamination and pollution of its sources of water. In addition, a watershed management program provides a proactive approach to minimize potential contamination activities. There can be no assurance that Water Utility Services will continue to comply fully with all applicable water quality requirements or detect contamination timely or at all. In addition, our facilities and infrastructure, including water towers, reservoirs and wells, may be subject to vandalism, break-ins or attacks, which may cause contamination or damage to our water supply. While we have taken measures to maintain physical security of our facilities, there is no guarantee that such measures will be effective to prevent such events. In the event a contamination is detected, Water Utility Services must either commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from such remedies. In addition, we could be held liable for consequences arising from hazardous substances or contamination in our water supplies or other environmental damages and our reputation may be harmed by the public disclosures or media reports of these events. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
Operating under contract water and waste systems subject us to risks.
Water Utility Services operates a number of water and wastewater systems under operation and maintenance contracts. Pursuant to these contracts, such systems are operated according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements over which we may not have control. We may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, such non-compliance events may reflect poorly on us as the operator of the system and harm our reputation, and in some cases, may result in liability to the same extent as if we were the owner.
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
In addition, we must comply with privacy rights regulations such as The California Consumer Privacy Act (“CCPA”), a state statute that became effective January 1, 2020, which enhances the privacy rights and consumer protections for California residents. Among other things, the CCPA establishes statutory damages for victims of data security breaches, and provides additional rights for consumers to obtain their data from any business that has their personally identifying information. On January 1, 2023 the California Privacy Rights Act (“CPRA”) took effect. The CPRA amended the CCPA to create new rights for consumers and impose additional obligations on businesses. We will also be subject to Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring (the “Connecticut Privacy Act”), a similar law that takes effect July 1, 2023. Implementing regulations have not yet been finalized under the CPRA and no regulations are expected pursuant to the Connecticut Privacy Act, creating a significant amount of uncertainty. Despite our efforts to comply with these laws, we may fail to do so which may lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach, and cause us to incur other significant costs, penalties, and other liabilities, as well as harm to our reputation.
A failure of our reservoirs, storage tanks, mains or distribution networks could result in losses and damages that may adversely affect our financial condition and reputation.
We distribute water through an extensive network of mains and store water in reservoirs and storage tanks located across our service areas. The Water Utility Services’ distribution systems were constructed during the period from the early 1900’s through today. A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part. The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, which could adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. We also own and operate numerous dams in California, Connecticut and Maine, and a failure of such dams could result in losses and damages that may adversely affect our financial condition and reputation. Any business interruption or other losses might not be covered by existing insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
Our business and financial performance may be adversely affected by high inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve increases in the rates we charge our customers. There is no guarantee that any future rate increase requests will be approved and granted in a timely manner and/or will be sufficient to cover costs for the impact of high inflation. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
As of December 31, 2022, 215 of our 757 total employees were union members. Most of our unionized employees are represented by the OWUA, except certain employees in the engineering department who are represented by the OE. Only employees at SJWC are union members. The current three-year bargaining agreements expired on December 31, 2022 and a tentative agreement has been negotiated and will begin in 2023 for the upcoming period, 2023 through 2025. Acceptance of the OE and the OWUA bargaining agreements are anticipated in the first quarter of 2023.
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
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or deterioration in the strength of financial institutions could adversely affect SJW Group’s ability to draw on its lines of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. Furthermore, equity financings may result in dilution to our existing stockholders and debt financings may contain covenants that restrict the actions of SJW Group and its subsidiaries.

We have incurred substantial additional indebtedness that may reduce our business and operational flexibility and increase our borrowing costs.
We have incurred substantial indebtedness resulting in higher debt-to-equity ratio, which may have the effect, among other things, of: reducing our flexibility to respond to changing business, industry and economic conditions; increasing borrowing costs; placing us at a competitive disadvantage relative to other companies in our industry with less debt; potentially having an adverse effect on our issuer and issue ratings; requiring additional cash flow to be used to service debt instead of for other purposes; and potentially impairing our ability to obtain other financing.
In addition, the terms and conditions of such indebtedness, including financial covenants and restrictive covenants, may reduce our business flexibility and adversely affect our business, financial condition, results of operations and prospects. The agreements governing the indebtedness contain covenants that impose significant operating and financial limitations and restrictions on us, including restrictions on the ability to enter particular transactions and engage in other activities that we may believe will be advisable or necessary for our business. In addition, failure to comply with any of the covenants in our existing or future debt agreements could result in a default under those agreements and under other existing agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements and to foreclose upon any collateral securing such indebtedness. Under certain circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations under our indebtedness, including principal and interest payments, which, if not cured, may cause an event of default.
The senior note borrowings of SJW Group, SJWC and SJWTX include certain financial covenants regarding a maximum debt to equity ratio and an interest coverage requirement. In the event the relevant borrower exceeds the maximum debt to equity ratio or interest coverage requirement, we may be restricted from issuing future debt. In addition, the pollution control revenue bonds issued on behalf of SJWC contain affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds, and limitations and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreement.
CTWS and its subsidiaries are required to comply with certain covenants in connection with their various long term loan agreements. The most restrictive of these covenants are the requirements to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. In the event that we violate any of these covenants, an event of default may occur and all amounts due under such loans, senior notes or bonds may come due, which would have an adverse effect on our business operations and financial conditions.
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
In order to satisfy the ring-fencing commitments, SJW Group formed SJWNE LLC a wholly-owned special purpose entity (“SPE”) to own the capital stock of CTWS. The SPE, CTWS and its subsidiaries (collectively, the “CTWS Entities”) adopted certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”). As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intracompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates will result from the merger. This ring-fencing structure also subjects SJW Group and the CTWS Entities to certain governance, operational and financial restrictions since the closing of the merger. Accordingly, SJW Group may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Further, the CTWS Entities’ directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, our financial condition, results of operations and prospects may be materially adversely affected.

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
General Risk Factors
We operate in areas subject to natural disasters, and we may be the target of terrorist activities and other physical threats.
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
In light of the potential threats to the nation’s health and security due to terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. In addition, because our operation requires us to interact extensively with the general public, we may be subject to complaints, threats and potentially violent actions by our customers or the public, which may disrupt our business activities and damage our reputation.
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
It is possible that wildfires and other fire hazards may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that might be occurring as result of changed weather patterns. The effects of these natural disasters in California’s drought-prone areas, such as the Santa Cruz Mountains, the watershed where SJWC typically obtains approximately up to 10% of its water supply, may temporarily compromise its surface water supply resulting in disruption in our services and litigation which could adversely affect our business, operating results, and financial condition.
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
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include volatility of the general stock market or the utility index, regulatory developments, public announcement of material development in strategic transactions general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic event(s) or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public stocks in part because they seek reliable dividend payments. If there is an oversupply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.
We must continue to attract and retain qualified technical and managerial personnel in order to succeed.
Our future success depends substantially upon our ability to attract and retain highly skilled technical, operational and financial managers. There is a significant competition for such personnel in our industry. Our ability to recruit and retain qualified personnel depends on many factors, including but are not limited to, our ability to provide competitive compensation and benefit packages, availability of talents in our industry, general workforce trends and macroeconomic conditions. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could have an adverse effect on our business, as our management team has knowledge of our industry and customers and would be difficult to replace. We try to ensure that we offer competitive compensation and benefits as well as conduct succession planning and provide opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to grow and operate profitably.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
The properties of SJWC consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 6,400 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,491 miles of transmission and distribution mains, distribution storage of approximately 194 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
SJWC maintains all of its properties in good operating condition in accordance with customary practice for a water utility. SJWC’s groundwater pumping stations have a production capacity of approximately 264 million gallons per day and the present capacity for taking purchased water is approximately 84 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2022, a maximum and average of 120 million gallons and 92 million gallons of water per day, respectively, were delivered to the system.
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
Sources of water supply owned, maintained and operated by CTWS include 25 surface water reservoirs and 108 well fields. In addition, Connecticut Water and Maine Water have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems. Collectively, these sources have the capacity to deliver approximately 84 million gallons of potable water daily to the 27 major operating systems. CTWS also owns, maintains and operates 50 small, non-interconnected satellite and consecutive water systems, that combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. CTWS’s 30 water treatment plants have a combined treatment capacity of approximately 52 million gallons per day. In addition, CTWS owns and operates one wastewater treatment plant with a capacity of 780,000 gallons per day.
SJWTX maintains a service area that covers approximately 268 square miles located in the southern region of the Texas hill country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties. The majority of the service area surrounds an 8,200 surface acre reservoir, Canyon Lake. SJWTX production wells have the ability to pump a combined 5.8 billion gallons annually. SJWTX has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually, and 81 million gallons of treated surface water from LCRA. SJWTX owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. SJWTX has 764 miles of transmission and distribution mains and maintains 78 storage tanks with a total storage capacity of 12.4 million gallons. SJWTX owns and operates four wastewater treatment plants with a combined capacity of 293,500 gallons per day.
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
As of December 31, 2022, SJW Land Company and Chester Realty, Inc. own approximately 101 acres of property in the State of California, 55 acres of property in the State of Tennessee and 23 acres of property in State of Connecticut.
The following table is a summary of SJW Land Company and Chester Realty, Inc. properties described previously:

				% for Year Ended December 31, 2022 of Real Estate Services
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
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol “SJW”. As of December 31, 2022, there were 291 record holders of SJW Group’s common stock, excluding those shares held in street or nominee name.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2022. The comparison assumes $100 was invested on December 31, 2017 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2017	2018	2019	2020	2021	2022
SJW Group	$100	89	116	115	124	140
Water Utility Index	$100	103	144	166	207	177
S&P 500 Index	$100	96	126	149	192	157
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
The following discussion and analysis of our financial condition and results of operations should be read together with “Forward-Looking Statements,” Part 1, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and notes included under Item 8 of this Annual Report on Form 10-K.
Business Strategy for Water Utility Services
SJW Group focuses its business initiatives in three strategic areas:
(1)Investing in regional regulated water utility operations to support the health, safety and quality of life of our customers;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California, PURA in Connecticut, PUCT in Texas, and MPUC in Maine; and
(3)Out-of-region water and utility related services.
Regional Regulated Activities
SJW Group’s regulated utility operation is conducted through SJWC, Connecticut Water, SJWTX and Maine Water. SJW Group plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures and also seeks to acquire regulated water systems adjacent to or near its existing service territory. Connecticut Water and SJWTX also provides regulated wastewater services.
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than non-tariffed industries.
Regional Non-tariffed Activities
Operating in accordance with guidelines established by the CPUC, SJWC provides non-tariffed services, such as water system operations, maintenance agreements and antenna site leases under agreements with municipalities and other utilities. SJWTX provides non-tariffed wholesale water service to adjacent utilities and non-tariffed wastewater services. CTWS provides non-tariffed services, such as water system operations and maintenance under agreements with municipalities and other utilities. Additionally, CTWS offers Linebacker©, an optional service line protection program covering a limited amount of the cost of repairs for leaking or broken water and wastewater service lines and in-home plumbing to eligible residential customers in Connecticut and water service lines to eligible residential customers in Maine.
SJW Group also seeks appropriate non-tariffed business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. SJW Group seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, which also will benefit its existing regional customers.
Out-of-Region Opportunities
SJW Group also from time to time pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water and wastewater businesses. SJW Group evaluates out-of-region and out-of-state opportunities that meet SJW Group’s risk and return profile.
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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The company primarily adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts on a monthly basis. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require Water Utility Services to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ended December 31, 2022 and 2021.
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
Goodwill
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group’s goodwill is primarily associated with the 2019 acquisition of CTWS. SJW Group performed an impairment analysis as of October 1, 2022. The qualitative assessment found no indicators of impairment and therefore did not perform the quantitative impairment test. No impairments occurred during 2022, 2021 or 2020.
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
SJWC employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. SJWC also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later rate recovery. Regulatory risk in California is mitigated by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service, and in some cases interim rate relief is allowed in the event of regulatory lag. The CPUC permits its regulated utilities to acquire other utilities if the proposed sale and asset purchase transaction is determined to be in the public interest. Under Public Utilities Code § 2720, the purchase price, subject to a reasonable test involving appraisals from the acquirer as well as the Public Advocates Office, represents the Fair Market Value. Upon CPUC approval, acquiring utilities can include the Fair Market Value in rate base.
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
Pursuant to Texas regulation, SJWTX employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Texas, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months. Additionally, to mitigate regulatory lag for capital improvements, Texas seeks to implement its first SIC. The SIC will allow SJWTX to earn a return on some of its capital improvements made after 2020 through a surcharge to its customers. The SIC is a cost recovery mechanism recently adopted in Texas that avoids the immediate need for a general rate case. The PUCT permits the acquisition of utilities using a process termed the Fair Market Value. This process brings in three appraisers to determine the market value of a system which the acquiring utility can apply as the value of utility plant included in rate base. In addition, after recent legislation the PUCT adopted rules allowing the application of the Filed Rate Doctrine. This allows water utilities the option of applying their previously approved rates to the customers of newly acquired systems, which encourages consolidation by minimizing rate case expenses.
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
Infrastructure Investment
The water utility business is capital-intensive. In 2022 and 2021, company-funded capital improvements were $218,784 and $233,933, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $255,053 in 2023 and $1,353,390 over five years for capital improvements. SJW Group funds these expenditures through a variety of sources, including earnings received from operations, debt and equity financing, and other borrowings. SJW Group relies upon lines of credit to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our successful 2022 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2022, production expenses accounted for approximately 48% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services’ is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2022, we had cash outflows of $433 for business acquisitions and water rights which we believe will allow SJW Group to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations.
SJWC residential usage decreased 11.1% and 11.4% from 2021 to 2022 and from 2020 to 2021, respectively. SJWC business usage decreased 5.7% and 2.7% from 2021 to 2022 and from 2020 to 2021, respectively. Residential and business usage was lower by 12.50% and 2.40%, respectively, than the amount authorized in our 2022-2024 general rate case. SJWC’s service area is currently under mandatory 15% reduction of 2019 water consumption since 2021. To address the difference between conservation usage and authorized usage in the rate case, the CPUC has approved the activation of the WCMA which tracks the divergence between authorized versus actual consumption in a balancing account for future recovery. SJWTX residential and business usage increased 8.5% from 2021 to 2022 and decreased 8.5% from 2020 to 2021. Connecticut Water residential usage decreased 0.5% and 10.2% from 2021 to 2022 and from 2020 to 2021, respectively. Connecticut Water business usage increased 26% and 4% from 2021 to 2022 and from 2020 to 2021, respectively. With the availability of the WRA in Connecticut, which allows for recovery of authorized revenues, decreases in consumption year to year do not present the same financial risk as in our other water utility services utilities. Maine Water residential usage decreased 5.4% and 0.2% from 2021 to 2022 and from 2020 to 2021, respectively. Maine Water business usage increased 12.2% and 5.7% from 2021 to 2022 and from 2020 to 2021, respectively.
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

SJWC believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and purchased imported water, will be sufficient to meet customer demand for 2023. In addition, SJWC actively works with Valley Water to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Connecticut Water and Maine Water believes that they will be able to meet customer demand for 2023 with their existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities. SJWTX believes that it will be able to meet customer demand for 2023 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.

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
See Item 1, “Business” and Item 1A, “Risk Factors” for a discussion of SJW Group’s general business and regulatory activities as well the ongoing drought in California.
Overview
SJW Group’s consolidated net income for the year ended December 31, 2022 was $73,828, compared to $60,478 for the same period in 2021. This represents an increase of $13,350 or 22%, from 2021. Consolidated net income in 2022 includes a gain on the sale of nonutility property of $5,557, offset by the impacts of $3,596 related to SJWC’s Order Instituting Investigation (“OII”) settlement and $2,200 related to depreciation on certain Cupertino concession assets.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2022	2021	2020
Water Utility Services	$615,093	568,307	558,994
Real Estate Services	5,605	5,379	5,532
	$620,698	573,686	564,526
The change in consolidated operating revenues was due to the following factors:

	2022 vs. 2021 Increase/(decrease)		2021 vs. 2020 Increase/(decrease)
Water Utility Services:
Consumption changes	$(14,302)	(3)%	$(24,702)	(4)%
Increase in customers	5,082	1%	2,896	1%
Rate increases	38,706	7%	25,179	4%
Texas winter storm customer credits	839	—%	(839)	—%
Balancing and memorandum accounts:
Water Conservation Memorandum Account	798	—%	3,243	1%
2022 GRC true-up memorandum account	20,650	4%	—	—%
All other	1,254	—%	698	—%
Other regulatory mechanisms	(6,406)	(1)%	2,491	—%
Other	165	—%	347	—%
Real Estate Services	226	—%	(153)	—%
	$47,012	8%	$9,160	2%

2022 vs. 2021
The revenue increase consists of $46,786 from Water Utility Services and $226 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in authorized rates which resulted in $38,706 of additional revenue, $20,650 increase in 2022 GRC true-up memorandum account in California, a net increase in revenue recognized from certain balancing and memorandum accounts of $2,052, an increase due to new customers of $5,082, and an increase of $839 from the winter storm credits in Texas recorded in the prior year, partially offset by a decreases of $14,302 due to lower usage and $6,406 in other regulatory mechanisms.
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
Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2022	2021	2020
Residential and business	$509,284	487,038	487,675
Industrial	5,619	5,216	5,025
Public authorities	22,633	20,942	20,534
Others	50,821	45,968	45,376
Balancing and memorandum accounts and other regulatory mechanisms	26,736	9,143	384
	$615,093	568,307	558,994
Number of Customers

	2022	2021	2020
Residential and business	384,346	380,416	372,641
Industrial	609	608	605
Public authorities	2,389	2,387	2,406
Others	10,982	10,873	13,641
	398,326	394,284	389,293
Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2022	2021	2020
Water Utility Services	$482,679	456,539	438,318
Real Estate Services	3,719	3,585	3,510
All Other	3,322	2,403	5,028
	$489,720	462,527	446,856

The change in consolidated operating expenses was due to the following factors:

	2022 vs. 2021 Increase/(decrease)		2021 vs. 2020 Increase/(decrease)
Water production expenses:
Change in surface water supply	$(7,262)	(2)%	$3,897	1%
Change in usage and new customers	(15,311)	(3)%	(13,534)	(3)%
Purchased water and groundwater extraction charge and energy price increase	28,576	6%	11,626	3%
Balance and memorandum account cost recovery	(2,296)	—%	1,302	—%
Total water production expenses	3,707	1%	3,291	1%
Administrative and general	6,576	2%	6,649	2%
Balance and memorandum account cost recovery	1,496	—%	942	—%
Maintenance	4,703	1%	2,654	1%
Balance and memorandum account cost recovery	—	—%	1,219	—%
Property taxes and other non-income taxes	1,608	—%	1,078	—%
Depreciation and amortization	10,017	2%	5,121	1%
Impairment of long lived assets	(2,211)	—%	2,211	—%
Sale of nonutility property	1,297	—%	(7,494)	(2)%
	$27,193	6%	$15,671	3%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. Surface water is sourced from SJWC’s 6,400 acre of watershed in the Santa Cruz mountains. In 2022, SJWC’s general rate case decision approved the use of the Full Cost Balancing Account which mitigates the cost of the water supply from changes and variations in quantities from each of these sources affect the overall mix of the water supply. The water rates for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase revenues to offset the rate increase.
Connecticut Water’s water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. In addition, Connecticut Water has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority and The Metropolitan District that expire in 2058 and 2053, respectively.
SJWTX’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. SJWTX has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide SJWTX with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. SJWTX also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Water sources at Maine Water vary among the individual systems, but overall approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. Maine Water has a water supply agreement with the Kennebec Water District expiring in 2040.

The following table presents the sources of water supply for water utility services:

	Source of Water Supply
	2022	2021	2020
	(million gallons) (MG)
Purchased water	19,720	19,805	21,553
Groundwater	18,226	21,229	21,248
Surface water	10,526	9,160	10,005
Reclaimed water	861	847	798
	49,333	51,041	53,604
Average water production expense per MG	$4,719	4,488	4,212
The percentages of water supply by source excluding reclaimed water by state is presented below:

	Purchased Water			Groundwater			Surface Water
	2022	2021	2020	2022	2021	2020	2022	2021	2020

California	52%	50%	52%	40%	46%	43%	5%	1%	3%
Connecticut	7%	7%	4%	36%	32%	40%	57%	61%	56%
Maine	3%	2%	2%	8%	6%	7%	89%	92%	91%
Texas	28%	9%	5%	28%	35%	35%	44%	56%	60%
Water production in 2022 for water utility services decreased 1,708 million gallons from 2021. Water production in 2021 for water utility services decreased 2,563 million gallons from 2020. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2023, 2022 and 2021 was $5.6, $5.0 and $4.5 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $5.3, $4.6 and $4.2 per million gallons for Valley Water’s fiscal years 2023, 2022 and 2021, respectively. SJWC’s unaccounted-for water for 2022 and 2021 approximated 8.9% and 7.8%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and water loss reduction programs.
Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement, $2.621 per million gallons as of December 31, 2022. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water has agreed to purchase 283 million gallons of water annually from MDC at the published retail rate, $4.09 per hundred cubic feet as of December 31, 2022.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2022.
CTWS’s unaccounted-for water for 2022 and 2021 approximated 14.2% and 14.3%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by WICA and WISC main replacement programs and lost water reduction initiatives.
The various components of operating expenses are discussed below.

Water production expenses
2022 vs. 2021
Water production expenses increased $28,576 in higher per unit costs paid for purchased water, groundwater extraction and energy charges, offset by decreases of $15,311 due to lower customer usage, $7,262 as a result of increased availability of California surface water in 2022 compared to 2021, and $2,296 due to changes in water production balancing and memorandum accounts.
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
2022 vs. 2021
Administrative and general expense increased $8,072 in 2022, or 2% of the total operating expenses in 2021. The increase consisted primarily of $3,974 increase in compensation, $595 increase in materials and supplies, $576 in regulatory surcharge, $572 in uninsured losses, $446 in bank fees, $434 in corporate expenses, $316 in liability insurance, $314 in travel, $263 increase in uncollectible accounts, and $209 increase in telephone expenses.
2021 vs. 2020
Administrative and general expense increased $7,591 in 2021, or 2% of the total operating expenses in 2020. The increase consisted primarily of $1,928 in group health insurance costs, $1,542 increase in compensation, $1,229 increase in insurance expense, $1,108 increase in uncollectible accounts due to a credit recorded in 2020 for the Current Expected Credit Loss adoption, $1,104 increase in contracted work, and $703 increase in rate case expenses.
Maintenance Expense
Maintenance expense increased $4,703 in 2022, or 1% of the total operating expenses in 2021, and increased $3,873 in 2021, or 1% of the total operating expenses in 2020. The increase in 2022 was primarily due to increases of $3,680 in contract and materials expense related to the OII settlement agreement. The increase in 2021 was primarily due to increases of $2,402 in contract, repairs and maintenance, and materials expense as a result of increased leaks, $1,298 due to a favorable change in the probability assessment of regulatory recovery of a hydro-turbine generator project reserve established in a prior year, and $408 increase in compensation.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2022 and 2021 increased $1,608, and $1,078 from the prior years, respectively. The increase in 2022 was primarily the result of increased property taxes due to utility plant additions, an increase in payroll taxes due to increases in wages and a one-time increase in transfer tax. The increase in 2021 was primarily a result of increased utility plant. SJW Group anticipates increases in 2023 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $10,017 in 2022, or 2% of the total operating expenses in 2021, and increased $5,121 in 2021, or 1% of the total operating expenses in 2020. The increases were primarily due to increases in utility plant. SJW Group anticipates increases in 2023 for depreciation expense due to increases in utility plant.
Impairment of long-lived asset
Impairment of long-lived asset decreased $2,211 in 2022 in comparison to 2021, and increased the same amount in 2021 in comparison to 2020, due to the 2021 write-off of a customer care and billing system implementation in Texas.

Sale of nonutility properties
Gain on sale of nonutility properties decreased $1,297 in 2022 primarily due to the lower total value of sales of multiple vacant land properties located in California.
Other Income and Expense
The change in other (expense) income in 2022 compared to 2021 was primarily due to a $3,000 pre-tax gain on sale from the release of a holdback amount by GBRA for the sale of Texas Water Alliance (“TWA”) recorded in 2021, an increase in other interest due to higher short term borrowing rates, and a decrease in investment income from retirement plan assets and life insurance policies, partially offset by a decrease in pension non-service cost due to an increase on the return of pension assets and an increase in the discount rate.
The change in other (expense) income in 2021 compared to 2020 was primarily due to a $3,000 pre-tax gain on sale from the release of a holdback amount by GBRA for the sale of TWA recorded in 2017 and $1,704 decrease in pension non-service cost due to an increase on the return of pension assets and an increase in the discount rate.
SJW Group’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 4.0%, 4.1% and 4.3% for the years ended December 31, 2022 and 2021 and 2020. Cost of borrowing on the lines of credit averaged 3.41%, 1.32% and 1.78% as of December 31, 2022, 2021 and 2020, respectively.
Provision for Income Taxes
Income tax expense for 2022 was $8,496, compared to $8,369 in 2021. The effective consolidated income tax rate was 10% for 2022 and 12% for 2021. The effective income tax rate decreased from 2021 primarily due to tax accounting method change related to non-network repairs deduction.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. SJW Group has considered the income tax implications of the IRA in its estimated tax provision. The Act did not have a material impact to the year-end tax rate.
Please refer to Note 7, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
Other Comprehensive Income
The change in other comprehensive income in 2022 and 2021 was primarily due to the change in the benefit obligation for Connecticut Water’s supplemental executive retirement agreements as a result of a change in the discount rate.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Group operates. Payment delinquencies are mitigated by service interruptions due to non-payment prior to the COVID-19 pandemic. During 2022, the remaining state orders to suspend water service disconnections expired. As of December 31, 2022, the change in allowance for doubtful accounts was primarily due to slower collections on payments from customers. Impacts to allowance for doubtful accounts related to COVID-19 have been recorded for future recovery through the rate-making process. There is no guarantee that such recovery will be approved by the respective state regulatory utility commissions. On February 3, 2022, SJWC received $9,757 through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customer accounts greater that 60-days past due as of June 30, 2021. Bill credits were applied to the customer accounts filed in the state payment program that were still outstanding and the excess of $3,272 was returned to the State of California. Although the COVID-19 state moratoriums restrictions on water service disconnections from non-payment ended in February 2022 in California, there has been a delayed start to disconnections from non-payment. Write-offs for uncollectible accounts remain less than 1% of total revenue consistent with prior year. Management believes the collection rate will gradually return to pre-pandemic levels when service disconnections are fully active again to mitigate payment delinquencies.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. In 2022, SJW Group and its subsidiaries obtained $55,000 in funds from new long-term debt and $39,085 in fund from equity issuances. From these amounts, SJW Group funded its 2022 capital expenditure programs refinanced certain short and long-term borrowings, and funded working capital. See Note 4 and Note 6 of “Notes to Consolidated Financial Statements” for discussion on the equity and debt financing activities of SJW Group. In addition, SJW Group paid cash dividends of approximately $43,582 during the year ended December 31, 2022.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2022 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. The current Standard & Poor’s Rating Service assigned company rating for SJW Group is an A-, with a stable outlook, for SJWC is an A, with a stable outlook, and for CTWS is an A- with a stable outlook.
In 2022, the common dividends declared and paid on SJW Group’s common stock represented 59% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 317 consecutive quarters and the annual dividend amount has increased in each of the last 55 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2022, SJW Group generated cash flow from operations of approximately $166,200 compared to $130,000 in 2021 and $104,051 in 2020. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items. Cash flow from operations increased in 2022 by approximately $36,200. The increase was primarily due to a combination of the following factors: (1) an increase in general working capital and net income adjusted for non-cash items increase by $31,600, and (2) an increase in collections against our regulatory assets which generated an increase of $16,300, offset by (3) payments of previously invoiced and accrued payables or amounts, increased by $6,200, and (4) net collection of taxes receivable was $5,500 less than in prior year. Cash flow from operations increased in 2021 by approximately $26,000. The increase was primarily due to a combination of the following factors: (1) increase in collections of previously billed and accrued receivables by $13,000, (2) an increase in general working capital and net income adjusted for non-cash items increase by $6,800, (3) payments of previously invoiced and accrued payables or amounts, decreased by $5,200, and (4) a $5,000 up-front service concession payment that occurred in the previous year, offset by (5) an increase in accrued groundwater extraction charges, purchased water and power of $4,000.
Cash Flow from Investing Activities
In 2022, SJW Group used approximately $218,800 of cash for Company funded capital expenditures, $22,900 for developer funded capital expenditures, $2,500 in utility plant retirement costs, $600 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee, and $400 for ongoing business and asset acquisition activities in Texas. These uses were offset by cash proceeds of $1,000 from the sale of various nonutility properties during the year. In 2021, SJW Group used approximately $234,000 of cash for Company funded capital expenditures, $23,600 for SJWTX’s acquisition of Kendall West Utility and Bandera East Utility, $17,100 for developer funded capital expenditures, $2,800 in utility plant retirement costs, and $800 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $18,200 from the sale of TWA, real estate investments and nonutility properties.
Water Utility Services budgeted capital expenditures for 2023, excluding capital expenditures financed by customer contributions and advances is estimated as follows:

	Budgeted Capital Expenditures 2023
Water treatment	$29,943	12%
Wastewater treatment	1,136	—%
Source of supply	10,700	4%
Reservoirs and tanks	17,521	7%
Pump stations and equipment	14,945	6%
Equipment and other	61,671	24%
Distribution system	119,137	47%
	$255,053	100%

The 2023 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $119,137 is approximately $89,412 that is planned to be spent to replace Water Utility Services’ pipes and mains.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,353,390 in capital expenditures. A significant portion of this amount is subject to future approval from the Regulators. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022, decreased by approximately $54,500 from the same period in the prior year, primarily as a result of decrease in cash proceeds from long-term debt and issuances of common stock, an increase in payments of dividends, and decreases in cash receipts of advances and contributions in aid of construction, partially offset by an increase in the amount of net borrowings on our lines of credit. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, during years when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.
SJW Group and its subsidiaries have unsecured bank lines of credit totaling $350,000 as of December 31, 2022. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital” below.
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

Short-term Financing Arrangements
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of December 31, 2022, and 2021 are as follows:

		2022			2021
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	August 2, 2027
SJW Group		$50,000	—	50,000	—
SJWC		140,000	95,000	45,000	—
CTWS		90,000	20,000	70,000	—
SJWTX		20,000	—	20,000	—
Total syndicated credit agreement		300,000	115,000	185,000	—
CTWS credit agreement	December 14, 2023	10,000	4,578	5,422	22,996
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
		$350,000	159,578	190,422	62,996
On August 2, 2022, SJW Group, SJWC, SJWTX, and CTWS entered into a $300,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), Wells Fargo Bank, National Association, as Documentation Agent, and a syndicate of banks. Proceeds of borrowings under the Credit Agreement will be used for refinancing existing debt, working capital, and general corporate purposes. The Credit Agreement has a maturity date of August 2, 2027.
Under the terms of the Credit Agreement, each of SJW Group, SJWC, SJWTX, and CTWS is a borrower with several and not joint liability. Each borrower has an initial borrowing entitlement, or sublimit, which can be periodically adjusted from time to time as set forth in the Credit Agreement. The initial sublimit of each borrower is as presented in the table above.
Borrowings under the Credit Agreement bear interest at either the Alternative Base Rate (as defined in the Credit Agreement and hereinafter referred to as “ABR”) or Adjusted Term Secured Overnight Financing Rate (“SOFR”). ABR borrowings (which are borrowings bearing interest at a rate determined by reference to ABR) will bear interest at a rate per annum equal to ABR plus the applicable rate. SOFR borrowings (which are borrowings bearing interest at a rate determined by reference to SOFR) will bear interest at a rate per annum equal to SOFR plus the applicable rate. The applicable rate and pricing is variable depending on credit ratings of the borrower.
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
On October 31, 2022, CTWS and Citizens Bank, National Association, entered into a fifth modification to the amended and restated revolving credit facility to update the interest rate from London Interbank Offered Rate (“LIBOR”) plus the applicable rate to SOFR plus the applicable rate.
On February 6, 2023, CTWS modified its existing $40,000 credit agreement with CoBank to update the interest rate from LIBOR plus the applicable rate to SOFR plus the applicable rate.
On February 6, 2023, CTWS entered into a third amendment to the amended and restated promissory note and supplement with CoBank to update the one of the stated terms regarding one of interest rate options from LIBOR plus the applicable rate to SOFR plus the applicable rate. CTWS previously locked the interest rate under this agreement such that this amendment has no impact.

Cost of borrowing on the lines of credit averaged 3.41% and 1.32% as of December 31, 2022 and 2021, respectively.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2022, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Arrangements
SJW Group and its subsidiaries long-term debt activities are for purposes of refinancing short-term borrowings, funding capital expenditures and working capital, and repayments of maturing long-term debt. The following table summarizes the long-term debt issuances and repayments for the year ended December 31, 2022:

	Issuance (Repayment)	Activity Date	Maturity Date
SJWC:
California Pollution Control Financing Authority Revenue Bonds, 5.10%	$(50,000)	May 2022	June 2040
Senior note, Series A, 8.58%	(20,000)	July 2022	July 2022
CTWS:
Bank term loan, 4.09%	(1,322)	2022	December 2027
Bank term loan, 4.15%	(585)	2022	August 2037
Connecticut Water:
Bank term loan, 3.51%	(14,795)	September 2022	September 2022
Senior note, Series 2022, 4.71%	25,000	December 2022	December 2052
SJWTX:
Bank term loan, 5.54%	15,000	October 2022	May 2052
Maine Water:
Bank term loan, 4.54%	15,000	May 2022	May 2042
Senior Note, Series G, 8.95%	(900)	December 2022	December 2024
State revolving fund loans, various series, 0.00%-2.58%	(1,575)	2022	2022-2048
	$(34,177)
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of December 31, 2022, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
Equity Financing Arrangements
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000. For the twelve months ended months ended December 31, 2022, SJW Group issued and sold a total of 529,736 shares of common stock with a weighted average price of $75.49 per share and received approximately $39,179 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 884,851 shares of common stock with a weighted average price of $73.44 for a total net proceeds of $63,432 and has a remaining $35,012 under the Equity Distribution Agreement to issue into shares.
Off-Balance Sheet Arrangement/Contractual Obligations
SJW Group has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.

SJW Group’s contractual obligations and commitments as of December 31, 2022 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$611,800	900	40,900	15,000	555,000
Bank term loans, Water Utility Services	190,795	—	4,500	5,000	181,295
Advances for construction, SJWC (1)	62,889	3,372	6,467	5,680	47,370
California Pollution Control Financing Authority Revenue Bond, SJWC	70,000	—	—	—	70,000
Connecticut Innovations Revenue Bonds, Connecticut Water	22,050	—	—	—	22,050
State revolving fund loans, Maine Water	15,699	1,472	2,994	2,234	8,999
Senior notes, SJW Group	560,000	—	—	—	560,000
Bank term loans, CTWS	18,444	1,988	4,236	3,368	8,852
Total contractual cash obligation	$1,551,677	7,732	59,097	31,282	1,453,566
Total interest on contractual obligations	$900,018	58,765	111,117	107,431	622,705
___________________________________
(1)     As of December 31, 2022, advances for construction was $137,696 of which $46,380 was related to non-refundable advances for construction and $28,427 was related to advances which are refundable based on service connections made.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For further discussion on uncertain tax positions, please see Note 7 of “Notes to Consolidated Financial Statements.”
Water Supply Agreements
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2022, 2021 and 2020, SJWC purchased from Valley Water 18,183 million gallons ($96,793), 19,365 million gallons ($91,938) and 21,269 million gallons ($96,212), respectively, of contract water. On June 16, 2022, Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2023. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18,864 million gallons ($106,463) of water at the current contract water rate of $5.6 per million gallons in the year ending December 31, 2023. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available. The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2023, 2022 and 2021 was $5.6, $5.0 and $4.5 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $5.3, $4.6 and $4.2 per million gallons for Valley Water’s fiscal years 2023, 2022 and 2021, respectively.
SJWC also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater. Valley Water determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the Valley Water groundwater extraction charge, SJWC also incurs power costs to pump the groundwater from the basin.
Connecticut Water has an agreement with the RWA to purchase water. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water has the option, but is under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement ($2.6 per million gallons as of December 31, 2022). Connecticut Water has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water has agreed to purchase 283 million gallons of water annually from MDC. The rate charged by the MDC at December 31, 2022 were $4.09 per hundred cubic feet.

Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2022.
SJWTX has long-term contracts with the GBRA. The agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide SJWTX with 7,650 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided GBRA gives SJWTX a 60-day written notice on the proposed adjustment. SJWTX also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, for 350 acre-feet of water per each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Employee Benefit Arrangements
SJWC and CTWS sponsor noncontributory defined benefit pension plans and provide health care and life insurance benefits for retired employees. In 2022, SJWC and CTWS contributed $11,712 and $626 to the pension plans and other postretirement benefit plans, respectively. In 2023, SJWC and CTWS expect to make required and discretionary cash contributions of up to $9,115 to the pension plans and other postretirement benefit plans. The amount of required contributions for years thereafter is not actuarially determinable.
SJWC’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, SJWC is committed to pay approximately $1,750 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CTWS’s other benefit obligations include employees’ postretirement benefits, supplemental executive retirement agreements and deferred compensation agreements and plan. Future payments may fluctuate depending on the contribution rates of employees into the deferred compensation plan and the life span of the retirees and as current officers and executives retire. Under these benefit plans, CTWS is committed to pay approximately $1,334 annually to former officers and directors.
Recently Adopted Accounting Policies and New Accounting Pronouncements
See Note 2 of “Notes to Consolidated Financial Statements” for a discussion of recently adopted accounting policies and new accounting pronouncements for the year ended December 31, 2022.

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SJW Group
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the consideration of evidence, such as regulatory rules and decisions, past practices, and other facts and circumstances, and the uncertain outcome of future regulatory decisions, that may impact the Company’s financial statement line items and disclosures impacted by rate regulation included the following, among others:
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

•We obtained an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded, and regulatory developments, were appropriate and consistent with the information obtained in our procedures.

Deloitte & Touche
San Jose, California
February 24, 2023
We have served as the Company’s auditor since 2020.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Utility plant:
Land	$39,982	39,004
Depreciable plant and equipment	3,661,285	3,381,908
Construction in progress	116,851	176,427
Intangible assets	35,959	36,276
	3,854,077	3,633,615
Less accumulated depreciation and amortization	1,223,760	1,136,116
	2,630,317	2,497,499
Real estate investments and nonutility properties	58,033	57,632
Less accumulated depreciation and amortization	17,158	15,951
	40,875	41,681
Current assets:
Cash and cash equivalents:
Cash	12,344	10,908
Restricted cash	—	1,211
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $5,753 and $4,600 in 2022 and 2021, respectively	59,172	53,699
Income tax	—	2,308
Other	5,560	4,735
Accrued unbilled utility revenue	45,722	44,026
Current regulatory assets, net	16,068	2,629
Prepaid expenses	9,753	9,667
Other current assets	6,095	4,902
	154,714	134,085
Other assets:
Net regulatory assets, less current portion	127,275	151,992
Investments	14,819	15,784
Goodwill	640,311	640,471
Other	24,313	10,883
	806,718	819,130
	$3,632,624	3,492,395

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2022	2021
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2022 and 2021; issued and outstanding 30,801,912 shares in 2022 and 30,181,348 shares in 2021	$31	30
Additional paid-in capital	651,004	606,392
Retained earnings	458,356	428,260
Accumulated other comprehensive income (loss)	1,477	(163)
Total stockholders’ equity	1,110,868	1,034,519
Long-term debt, less current portion	1,491,965	1,492,935
	2,602,833	2,527,454
Current liabilities:
Lines of credit	159,578	62,996
Current portion of long-term debt	4,360	39,106
Accrued groundwater extraction charges, purchased water and power	19,707	17,200
Accounts payable	29,581	30,391
Accrued interest	13,907	14,174
Accrued payroll	11,908	11,583
Income tax payable	2,696	—
Other current liabilities	22,913	27,821
	264,650	203,271
Deferred income taxes	218,155	200,451
Advances for construction	137,696	130,693
Contributions in aid of construction	323,668	316,479
Postretirement benefit plans	59,738	89,998
Other noncurrent liabilities	25,884	24,049
Commitments and contingencies
	$3,632,624	3,492,395

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2022	2021	2020
Operating revenue	$620,698	573,686	564,526
Operating expense:
Production Expenses:
Purchased water	122,334	98,231	100,723
Power	8,889	13,511	13,330
Groundwater extraction charges	56,158	75,866	71,359
Other production expenses	45,409	41,475	40,380
Total production expenses	232,790	229,083	225,792
Administrative and general	95,404	87,332	79,741
Maintenance	30,734	26,031	22,158
Property taxes and other non-income taxes	32,572	30,964	29,886
Depreciation and amortization	104,417	94,400	89,279
Gain on sale of nonutility properties	(6,197)	(7,494)	—
Impairment of long-lived asset	—	2,211	—
Total operating expense	489,720	462,527	446,856
Operating income	130,978	111,159	117,670
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(58,062)	(54,339)	(54,255)
Pension non-service cost	5,023	1,330	(374)
Gain on sale of Texas Water Alliance (“TWA”)	—	3,000	—
Gain on sale of real estate investments	—	927	948
Other, net	4,385	6,770	5,906
Income before income taxes	82,324	68,847	69,895
Provision for income taxes	8,496	8,369	8,380
Net income	73,828	60,478	61,515
Other comprehensive income:
Unrealized (loss) gain on investment, net of taxes of $(188) in 2022, $68 in 2021 and $(247) in 2020	(511)	185	(310)
Adjustment to pension benefit plans, net of taxes of $793 in 2022, $264 in 2021 and $(324) in 2020	2,151	716	(880)
Comprehensive income	$75,468	61,379	60,325
Earnings per share
—Basic	$2.44	2.04	2.16
—Diluted	$2.43	2.03	2.14
Weighted average shares outstanding
—Basic	30,304,557	29,601,284	28,521,900
—Diluted	30,423,735	29,735,533	28,694,986

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2019	28,456,508	$28	506,639	383,191	126	889,984
Net income	—	—	—	61,515	—	61,515
Unrealized income on investment, net of tax effect of $(247)	—	—	—	—	(310)	(310)
Adjustment to pension benefit plans, net of taxes of $(324)	—	—	—	—	(880)	(880)
Share-based compensation	—	—	3,553	(160)	—	3,393
Issuance of restricted and deferred stock units	68,347	1	(1,864)	—	—	(1,863)
Employee stock purchase plan	31,750	—	1,830	—	—	1,830
Dividends paid ($1.28 per share)	—	—	—	(36,509)	—	(36,509)
Balances, December 31, 2020	28,556,605	29	510,158	408,037	(1,064)	917,160
Net income	—	—	—	60,478	—	60,478
Unrealized loss on investment, net of tax effect of $68	—	—	—	—	185	185
Adjustment to pension benefit plans, net of taxes of $264	—	—	—	—	716	716
Share-based compensation	—	—	4,246	(118)	—	4,128
Issuance of restricted and deferred stock units	49,824	—	(1,066)	—	—	(1,066)
Employee stock purchase plan	35,304	—	2,026	—	—	2,026
Common stock issuance, net of costs	1,539,615	1	91,028	—	—	91,029
Dividends paid ($1.36 per share)	—	—	—	(40,137)	—	(40,137)
Balances, December 31, 2021	30,181,348	30	606,392	428,260	(163)	1,034,519
Net income	—	—	—	73,828	—	73,828
Unrealized gain on investment, net of tax effect of $(188)	—	—	—	—	(511)	(511)
Adjustment to pension benefit plans, net of taxes of $793	—	—	—	—	2,151	2,151
Share-based compensation	—	—	4,791	(150)	—	4,641
Issuance of restricted and deferred stock units	54,243	—	(1,354)	—	—	(1,354)
Employee stock purchase plan	36,585	—	2,091	—	—	2,091
Common stock issuance, net of costs	529,736	1	39,084	—	—	39,085
Dividends paid ($1.44 per share)	—	—	—	(43,582)	—	(43,582)
Balances, December 31, 2022	30,801,912	$31	651,004	458,356	1,477	1,110,868

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2022	2021	2020
Operating activities:
Net income	$73,828	60,478	61,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,439	96,474	91,622
Deferred income taxes	(3,244)	(2,851)	(5,497)
Share-based compensation	4,791	4,246	3,553
Gain on sale of TWA, real estate investments and nonutility properties	(6,197)	(11,421)	(948)
Allowance for equity funds used during construction	(1,551)	(1,926)	(1,249)
Impairment of long-lived asset	—	2,211	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(8,222)	(5,931)	(18,918)
Accounts payable and other current liabilities	(1,388)	4,843	(357)
Accrued groundwater extraction charges, purchased water and power	2,507	(1,984)	1,973
Tax receivable and accrued taxes	(11,954)	(6,416)	(3,557)
Postretirement benefits	(7,108)	(4,312)	(2,965)
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	1,714	(14,629)	(14,459)
Up-front service concession payment	(1,600)	—	(5,000)
Other noncurrent assets and noncurrent liabilities	17,923	13,381	751
Other changes, net	261	(2,123)	(2,413)
Net cash provided by operating activities	166,199	130,040	104,051
Investing activities:
Additions to utility plant:
Company-funded	(218,784)	(233,933)	(195,323)
Contributions in aid of construction	(22,935)	(17,096)	(17,096)
Additions to real estate investment	(631)	(826)	(435)
Payments for business/asset acquisitions	(433)	(23,587)	—
Cost to retire utility plant, net of salvage	(2,520)	(2,781)	(2,556)
Proceeds from sale of TWA, real estate investments and nonutility properties	975	18,228	1,151
Net cash used in investing activities	(244,328)	(259,995)	(214,259)
Financing activities:
Borrowings from lines of credit	158,779	96,625	276,174
Repayments of lines of credit	(62,197)	(208,722)	(218,289)
Long-term borrowings	55,000	247,000	85,000
Long-term borrowings held as restricted cash	—	—	4,000
Repayments of long-term borrowings	(89,177)	(76,113)	(28,931)
Dividends paid	(43,582)	(40,137)	(36,509)
Receipts of advances and contributions in aid of construction	23,820	26,438	23,874
Refunds of advances for construction	(2,859)	(2,852)	(2,767)
Issuance of common stock, net of issuance costs	39,085	91,028	—
Other changes, net	(515)	(462)	(1,019)
Net cash provided by financing activities	78,354	132,805	101,533
Net change in cash, cash equivalents and restricted cash	225	2,850	(8,675)
Cash, cash equivalents and restricted cash, beginning of year	12,119	9,269	17,944
Cash, cash equivalents and restricted cash, end of year	12,344	12,119	9,269
Less restricted cash, end of year	—	1,211	4,000
Cash and cash equivalents, end of year	$12,344	10,908	5,269

Cash paid during the year for:
Interest	$63,677	58,175	59,955
Income taxes	$6,853	8,466	10,380
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$22,561	20,579	24,571
Utility property installed by developers	$2,433	2,659	9,779

See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2022, 2021 and 2020
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
SJW Group is a holding company of San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX, Inc. (“SJWTX”), SJW Land Company and SJWTX Holdings. SJWNE LLC is a special purpose entity holding company for Connecticut Water Service, Inc. (“CTWS”) (and its wholly subsidiaries, The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), Chester Realty, Inc. and New England Water Utility Services, Inc. (“NEWUS”). SJWTX has a 25% interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification (“ASC”) Topic 810 with SJWTX as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX. SJW Group, through its wholly-owned subsidiaries, primarily provides water utility and other related services in California, Connecticut, Maine and Texas. SJW Group has business in property management and real estate investment activity conducted by SJW Land Company and Chester Realty, Inc.
SJWTX is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In 2021, SJWTX Holdings, Inc. (“SJWTX Holdings”) and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings. SJWTX Holdings is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in SJWTX and TWOS. In 2022, SJWTX filed with the State of Texas an assumed named certificate to operate under the name The Texas Water Company. SJWTX Holdings intends to create a new subsidiary to hold future wholesale water supply assets in 2023.
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
Depreciable Utility Plant and Equipment
The major components of depreciable plant and equipment as of December 31, 2022 and 2021 are as follows:

	2022	2021
Equipment	$652,723	598,285
Transmission and distribution plant	2,649,476	1,802,008
Office buildings and other structures	359,086	981,615
Total depreciable plant and equipment	$3,661,285	3,381,908

Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years
For the years 2022, 2021 and 2020, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.3%, 3.2% and 3.2%, respectively. Depreciation expense for utility plant for the years ended December 31, 2022, 2021 and 2020 was $99,413, $91,906 and $86,823, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Allowance For Funds Used During Construction (“AFUDC”)
AFUDC represents the capitalized costs of borrowed funds or a return on equity funds used to finance utility plant under construction and is capitalized as part of construction work in progress. AFUDC is recorded to the extent approved by the respective states’ utility regulators and is recovered through water rates as the utility plant depreciates. The amount of interest capitalized in 2022, 2021 and 2020 was $4,703, $4,422 and $4,133, respectively. Interest on long-term debt is presented net of amounts capitalized on the Consolidated Statement of Comprehensive Income. The amount of equity funds capitalized in 2022, 2021 and 2020 was $1,551, $1,926 and $1,249, respectively, reflected in “Other, net” on the Consolidated Statement of Comprehensive Income.
Intangible Assets
Intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years (see Note 8, “Utility Plant Intangible Assets”).
Real Estate Investments and Nonutility Properties
Real estate investments and nonutility properties are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments and nonutility properties are recorded as a component of other (expense) income and operating expense, respectively, in the Consolidated Statements of Comprehensive Income. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from rate base for rate-setting purposes. SJWC recognizes gain/loss on disposition of nonutility property in accordance with California Public Utilities Commission (“CPUC”) Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. CTWS and SJWTX do not have regulatory restrictions on the use of proceeds from the sale of nonutility property. There is no depreciation associated with Water Utility Services nonutility property as it is all undeveloped land.
The major components of real estate investments and nonutility properties as of December 31, 2022 and 2021 are as follows:

	2022	2021
Land	$12,615	12,615
Buildings and improvements	45,418	45,017
Total real estate investments and nonutility properties	$58,033	57,632
Depreciation on buildings and improvements for real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.
On October 29, 2021, SJWC sold two nonutility properties located in San Jose, California for $13,150. For the year ended December 31, 2022, SJW Group recognized the pre-tax gain on the sale of nonutility properties of $7,230, after selling expenses of $277 for one of the properties sold, and a gain of $5,442 which was deferred in 2021 pending the CPUC review. On February 15, 2022, the CPUC review was complete and SJWC recognized the deferred gain on sale of nonutility property in 2022.
A former wholly owned subsidiary of SJW Group, TWA was sold to Guadalupe-Blanco River Authority (“GBRA”) in 2017. The sales agreement with GBRA included a holdback amount of $3,000 to be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. SJW Group received the holdback amount without reduction from the GBRA on June 29, 2021 and recognized a pre-tax gain on sale of $3,000.

Also, on October 29, 2021, SJW Land sold undeveloped land located in San Jose, California for $2,600. SJW Group recognized a pre-tax gain on the sale of real estate investments of $927, after selling expenses of $121.
Real estate investments include $58,730 and $58,330 as of December 31, 2022 and 2021, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2022:

Year ending December 31:	Rental Revenue
2023	$4,423
2024	3,157
2025	3,034
2026	3,197
2027	3,180
Thereafter	1,679
Business Combinations
SJW Group applies the provisions of ASC Topic 805—“Business Combinations” for the purchase accounting related to business acquisitions. Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While SJW Group uses best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. As a result, during the one year measurement period from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Income. Accounting for business combinations requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired company’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although SJW Group believes the assumptions and estimates made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. See Note 14, “Business Combinations” for further discussion.
Impairment of Long-Lived Assets and Goodwill
In accordance with the requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, goodwill, regulatory assets, real estate investments and intangible assets. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2022 and 2020. During the year ended December 31, 2021, SJW Group determined that an implementation project for a customer care billing system at SJWTX will no longer be pursued and accordingly wrote-off $2,211 of accumulated costs for the project that were previously recorded as construction in progress on the consolidated balance sheets.
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group’s goodwill is primarily associated with the recent merger with CTWS in 2019. As of October 1, 2021, SJW Group performed a qualitative assessment and found no indicators of impairment and therefore did not perform the quantitative impairment test. No goodwill impairments occurred during 2022, 2021 or 2020.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of cash on deposit with banks with maturities of three months or less from the date of purchase. Restricted funds consist of proceeds from state revolving fund bond issuances to Maine Water of $4,000 on December 23, 2020, for capital expenditures. Proceeds were held by a trustee for the bonds and released when the funding conditions are met. As of December 31, 2021, $2,789 of the proceeds from the December 23, 2020, bond were released by the trustee, and a balance of $1,211 remains.
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
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. The value of these contracts is based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Other investments” on SJW Group’s Consolidated Balance Sheets. As of December 31, 2022 and 2021, the value of the company owned life insurance was $7,342 and $8,026, respectively, of which $3,420 and $4,191, respectively, was related to assets to fund CTWS’ supplemental retirement plan agreements. See discussion on pension plans in Note 11, “Benefit Plans”.
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

Estimated Refunds
2023	$3,372
2024	3,332
2025	3,135
2026	2,931
2027	2,749
Thereafter	47,370
As of December 31, 2022, advances for construction were $137,696 of which $46,380 was related to non-refundable advances for construction and $28,427 was related to advances which are refunded based on service connections made. As of

December 31, 2022 and 2021, the fair value of the advances for construction refunded ratably over 40 years is $44,715 and $51,067, respectively.
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
As of December 31, 2022 and 2021, the asset retirement obligation is as follows:

	2022	2021
Estimated future retirement costs	$4,426	4,511
Discount rate	6%	6%
Retirement obligation, present value	$920	925
Revenue
Management has determined that the company has principally five categories of revenues.
The first category is recognized in accordance with ASC Topic 606—“Revenue from Contracts with Customers” and represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a quarterly or bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period.
The second category is recognized in accordance with ASC Topic 980-605-25—“Alternative Revenue Programs”. Under Programs established by the CPUC and Public Utilities Regulatory Authority of Connecticut (“PURA”), allowing for automatic adjustment of future rates, the company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months of the year-end in which the revenue is recognized. A reserve, based on an estimate of actual usage over the recovery period, is recorded for amounts SJW Group estimates will not be collected within the 24-month period. SJW Group’s alternative revenue programs include SJWC’s Water Conservation Memorandum Account (“WCMA”) and CTWS’s Water Rate Adjustment mechanism (“WRA”).
•The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC records the lost revenue captured in the WCMA balancing accounts. In 2021, with the declaration of a drought emergency and conservation mandates in California by Governor Gavin Newsom and Santa Clara Valley Water District (“Valley Water”), SJWC obtained approval to reestablish a WCMA effective July 20, 2021. For the year ended December 31, 2022 and 2021, SJWC recognized $4,041 and $3,243, respectively, in lost revenues accumulated in the WCMA. Effective on November 11, 2022, the CPUC approved the net refund of the overcollected drought surcharges of $23,753 and lost revenues in WCMA of $3,279 in Advice Letter No. 582.

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
The third and fourth category represents the impact of other balancing and memorandum accounts and other regulatory mechanisms that are accounted for under FASB ASC Topic 980—“Regulated Operations”. Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
The last category, rental income, represents lease rental income. Tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset.
The major streams of revenue for SJW Group are as follows:

	2022	2021	2020
Revenue from contracts with customers	$586,918	559,568	549,270
Alternative revenue programs, net	(1,312)	5,304	(493)
Other balancing and memorandum accounts, net	30,179	5,138	11,856
Other regulatory mechanisms, net	(692)	(1,703)	(1,639)
Rental income	5,605	5,379	5,532
	$620,698	573,686	564,526
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2022, 2021 and 2020, the surcharge was $6,121, $5,691 and $4,911, respectively.
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
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units of 25,127, 16,347 and 22,396 as of December 31, 2022, 2021 and 2020, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

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
SJW Group’s net regulatory assets not earning a return primarily included postretirement pensions and other medical benefits unfunded amounts, and business combinations debt premium, net. The total amount of net regulatory assets not earning a return at December 31, 2022 and 2021, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $52,066 and $84,887, respectively.
Regulatory assets, net are comprised of the following as of December 31:

	2022	2021
Regulatory assets:
Income tax temporary differences, net (a)	$43,434	22,420
Postretirement pensions and other medical benefits	31,493	62,197
Business combinations debt premium	17,396	19,937
Balancing and memorandum accounts, net	45,769	38,334
WRA (b)	(4,488)	2,588
Other, net (c)	9,739	9,145
Total regulatory assets, net	143,343	154,621
Less: current regulatory asset, net	16,068	2,629
Total regulatory assets, net, less current portion	$127,275	151,992
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
All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first. As of December 31, 2022, the total balance in SJWC’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-

collection of $655. On October 11, 2022, the CPUC issued General Rate Case Decision No. 22-10-005, which approved a recovery of $18,174 in balancing and memorandum accounts from customers.
SJWC met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded regulatory assets, net, as follows:

	For the year ended December 31, 2022
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
Monterey Water Revenue Adjustment Mechanism (“MWRAM”)	$16,866	6,089	(12,091)	10,864
WCMA (a)	3,534	4,041	(12,614)	(5,039)
Cost of capital memorandum accounts	(1,563)	(28)	1,416	(175)
2022 GRC interim memorandum account	—	20,650	—	20,650
All others	(386)	2,034	795	2,443
Total revenue accounts	18,451	32,786	(22,494)	28,743

Cost-recovery accounts:
Water supply costs	10,545	3,830	(4,502)	9,873
Pension	4,941	(249)	(1,857)	2,835
PRVMA (b)	707	9	(365)	351
CEMA (c)	3,245	240	—	3,485
All others	445	1,830	(1,793)	482
Total cost-recovery accounts	19,883	5,660	(8,517)	17,026

Total	$38,334	38,446	(31,011)	45,769

	For the year ended December 31, 2021
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance
Revenue accounts:
MWRAM	$12,077	4,788	1	16,866
WCMA (a)	666	3,243	(375)	3,534
Cost of capital memorandum accounts	(1,561)	(2)	—	(1,563)
All others	(1,139)	750	3	(386)
Total revenue accounts	10,043	8,779	(371)	18,451

Cost-recovery accounts:
Water supply costs	8,123	2,421	1	10,545
Pension	3,478	1,464	(1)	4,941
PRVMA (b)	1,108	1	(402)	707
CEMA (c)	2,266	979	—	3,245
All others	445	—	—	445
Total cost-recovery accounts	15,420	4,865	(402)	19,883

Total	$25,463	13,644	(773)	38,334
___________________________________
(a)In 2021, with the declaration of a drought emergency and conservation mandates in California by Governor Gavin Newsom and Valley Water, SJWC obtained approval to reestablish a WCMA effective July 20, 2021. Drought surcharges collected are used to offset the revenue losses tracked in the WCMA. For the year ended December 31, 2022 and 2021, SJWC recognized $4,041 and $3,243, respectively, in lost revenues accumulated in the WCMA. Effective on November 11, 2022, the CPUC approved the refund of the net WCMA balance of $20,474 to customers.
(b)On August 27, 2020, the Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”) costs of $1,219 were approved for recovery by the CPUC.
(c)On March 4, 2020, the California Governor declared a State of Emergency related to COVID-19. In response, the CPUC ordered its regulated water utilities to implement emergency customer protections in accordance with the Company’s Disaster Relief Customer Protections and Outreach Plan, including waiving reconnection deposits, offering payment arrangements, suspending water service disconnections due to non-payment and requiring water utilities to develop a transition plan regarding shutoffs and terminations with customers once the moratorium ends. The customer protections extended through to February 1, 2022. CPUC authorized water utilities to activate a COVID-19 Catastrophic Event Memorandum Account (“CEMA") in order to track savings and costs related to SJWC’s response, which includes labor and materials, increases in bad debt from the suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The CEMA was activated for SJWC through the filing of Advice Letter No. 546 on March 19, 2020. SJWC anticipates requesting recovery of the COVID-19 pandemic response costs in a future general rate case or other filings. SJWC has determined that future recovery of the account is probable and recognized a regulatory asset of $240 and $979 in the years ended December 31, 2022 and 2021, respectively.

Note 4.Capitalization
SJW Group is authorized to issue 70,000,000 shares of common stock of $0.001 par value per share. At December 31, 2022 and 2021, 30,801,912 and 30,181,348, respectively, shares of common stock were issued and outstanding.
As of December 31, 2022 and 2021, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.
On November 17, 2021, SJW Group entered into an equity distribution agreement (the “Equity Distribution Agreement”) with J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the Company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $100,000. For the twelve months ended December 31, 2022, SJW Group issued and sold a total of 529,736 shares of common stock with a weighted average price of $75.49 per share and received approximately $39,179 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 884,851 shares of common stock with a weighted average price of $73.44 for a total net proceeds of $63,432 and has a remaining $35,012 under the Equity Distribution Agreement to issue into shares.
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

Note 5.Lines of Credit
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of agreements as of December 31, 2022 and 2021 are as follows:

		2022			2021
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	August 2, 2027
SJW Group		$50,000	—	50,000	—
SJWC		140,000	95,000	45,000	—
CTWS		90,000	20,000	70,000	—
SJWTX		20,000	—	20,000	—
Total syndicated credit agreement		300,000	115,000	185,000	—
CTWS credit agreement	December 14, 2023	10,000	4,578	5,422	22,996
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
		$350,000	159,578	190,422	62,996
On August 2, 2022, SJW Group, SJWC, SJWTX, and CTWS entered into a $300,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), Wells Fargo Bank, National Association, as Documentation Agent, and a syndicate of banks. Proceeds of borrowings under the Credit Agreement will be used for refinancing existing debt, working capital, and general corporate purposes. The Credit Agreement has a maturity date of August 2, 2027.

Under the terms of the Credit Agreement, each of SJW Group, SJWC, SJWTX, and CTWS is a borrower with several and not joint liability. Each borrower has an initial borrowing entitlement, or sublimit, which can be periodically adjusted from time to time as set forth in the Credit Agreement. The initial sublimit of each borrower is as presented in the table above.
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
On October 31, 2022, CTWS and Citizens Bank, National Association, entered into a fifth modification to the amended and restated revolving credit facility to update the interest rate from London Interbank Offered Rate (“LIBOR”) plus the applicable rate to SOFR plus the applicable rate.
On February 6, 2023, CTWS modified its existing $40,000 credit agreement with CoBank to update the interest rate from LIBOR plus the applicable rate to SOFR plus the applicable rate.
On February 6, 2023, CTWS entered into a third amendment to the amended and restated promissory note and supplement with CoBank to update the one of the stated terms regarding one of interest rate options from LIBOR plus the applicable rate to SOFR plus the applicable rate. CTWS previously locked the interest rate under this agreement such that this amendment has no impact.
Cost of borrowing on the lines of credit averaged 3.41% and 1.32% as of December 31, 2022 and 2021, respectively.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2022, SJW Group and its subsidiaries were in compliance with all covenants on the lines of credit.

Note 6.Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Rate	Maturity	2022	2021
SJW Group Senior notes (a)	2.47% - 3.53%	2029 - 2039	$560,000	560,000
SJWC:
Senior notes (a)	3.00% - 7.37%	2024 - 2051	400,000	420,000
California Pollution Control Financing Authority Revenue Bond	4.75%	2046	70,000	120,000
Total SJWC			470,000	540,000
CTWS bank term loans	4.09%, 4.15%	2027, 2037	18,444	20,351
Connecticut Water:
Connecticut Innovations Revenue Bonds, variable rate		2028 - 2029	22,050	22,050
Senior notes (a)	3.07% - 4.71%	2037 - 2052	195,000	170,000
Bank term loans	4.04% - 4.75%	2028 - 2036	96,295	111,090
Total Connecticut Water			313,345	303,140
SJWTX:
Senior note (a)	6.27%	2036	15,000	15,000
Bank term loans	4.01% - 5.54%	2041, 2052	45,000	30,000
Total SJWTX			60,000	45,000
Maine Water:
State revolving fund loans	0.00% - 2.23%	2023 - 2048	15,699	17,264
Other First Mortgage Bond	8.95%	2024	1,800	2,700
Bank term loans	3.89% - 5.51%	2024 - 2043	49,500	34,500
Total Maine Water			66,999	54,464
Total debt			1,488,788	1,522,955
Unamortized debt premium, net (b)			17,396	19,937
Unamortized debt issuance costs			(9,859)	(10,851)
Current portion			(4,360)	(39,106)
Total long-term debt, less current portion			$1,491,965	1,492,935
___________________________________
(a)Senior notes held by institutional investors are unsecured obligations of SJW Group, SJWC, Connecticut Water, SJWTX and Maine Water and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
(b)Consists of fair value adjustments recognized through purchase accounting for the completed merger with CTWS on October 9, 2019.
The following is a table of the consolidated company’s schedule of principal payments:

Year
2023	$4,360
2024	48,983
2025	3,648
2026	23,303
2027	2,299
Thereafter	1,406,195
The estimated fair value of long-term debt as of December 31, 2022 and 2021 was approximately $1,294,354 and $1,651,825, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

SJWC
On July 14, 2022, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance, Metropolitan Life Insurance, Northwestern Mutual Life Insurance, and John Hancock Life Insurance (collectively the “Purchasers”), pursuant to which the company will sell an aggregate principal amount of $70,000 of its 4.85% Senior Notes, Series P (“Series P Notes”) to the Purchasers. The Series P Notes are unsecured obligations of SJWC and are due on February 1, 2053. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series P Notes are outstanding. The Series P Notes are also subject to customary events of default. The closing of the note purchase agreement occurred on January 25, 2023.
Connecticut Water
On June 28, 2022, Connecticut Water entered into a note purchase agreement with certain affiliates of New York Life Insurance Company, pursuant to which Connecticut Water sold an aggregate principal amount of $25,000 of its 4.71% Senior Notes, Series 2022, due 2052. The closing of the note purchase agreement occurred on December 14, 2022. The Series 2022 Notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on June 15th and December 15th of each year.
SJWTX
On October 31, 2022, SJWTX entered into a credit with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued SJWTX a promissory note on the same date with an aggregate principal amount of $15,000 at a fixed interest rate of 5.54% due on May 30, 2052. The notes are unsecured obligations of SJWTX. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
Maine Water
On April 6, 2022, Maine Water entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued Maine Water a promissory note on the same date with an aggregate principal amount of $15,000 at a fixed interest rate of 4.54%, due May 31, 2042. The notes are unsecured obligations of Maine Water. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. Proceeds from the borrowing were received on May 13, 2022.
Financial Covenants
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and subject to customary events of default, which may result in outstanding notes becoming immediately due and payable. As of December 31, 2022, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.

Note 7.Income Taxes
The components of income tax expense were:

	2022	2021	2020
Current:
Federal	$8,570	8,587	11,349
State	3,170	2,633	2,528
Deferred:
Federal	(3,223)	(3,811)	(8,073)
State	(21)	960	2,576
	$8,496	8,369	8,380

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $82,324, $68,847 and $69,895 in 2022, 2021 and 2020, respectively:

	2022	2021	2020
Income tax at federal statutory rate	$17,288	14,458	14,678
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	5,328	4,572	4,142
Uncertain tax positions	1,483	1,678	1,351
Property flow-through	(13,091)	(8,573)	(9,215)
Capitalized merger costs	—	—	(296)
Reversal of excess deferred taxes recognized in regulatory liability	(3,885)	(3,295)	(2,912)
Pension flow-through	27	429	92
Stock-based compensation	(297)	(331)	(333)
Other items, net	1,643	(569)	873
	$8,496	8,369	8,380
The components of the net deferred tax liability as of December 31 was as follows:

	2022	2021
Deferred tax assets:
Advances and contributions	$25,462	24,584
Unamortized investment tax credit	575	599
Pensions, postretirement benefits and stock-based compensation	23,161	32,396
Debt premium, net	4,868	5,579
California franchise tax	640	514
Deferred revenue	1,444	—
Other	6,627	8,128
Total deferred tax assets	62,777	71,800
Deferred tax liabilities:
Utility plant	229,500	216,497
Pension and postretirement	17,709	24,779
Deferred gain and other-property	5,982	5,901
Regulatory asset - business combinations debt premium, net	4,868	5,579
Intangibles	2,943	3,193
Deferred revenue	—	773
Regulatory asset - income tax temporary differences, net	12,849	6,867
Section 481(a) adjustments	1,573	3,111
Other	5,508	5,551
Total deferred tax liabilities	280,932	272,251
Net deferred tax liabilities	$218,155	200,451
Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Group will realize the benefits of its deferred tax assets. Accordingly, the valuation allowance relating to deferred tax assets acquired from CTWS was released in 2020 through purchase accounting adjustments made within the measurement period. Net operating loss carryforwards expire beginning in 2032 and ending in 2039. As of December 31, 2022, the estimated amount of net operating loss carryforwards available to offset future taxable income for Connecticut purposes is $22,966. The estimated state tax credit carryforwards are $694 which will expire beginning in 2023 and ending in 2040.

The change in the net deferred tax liabilities of $17,704 in 2022 included other non-cash items primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $9,004 and $7,961 as of December 31, 2022 and 2021, respectively. The amount of tax benefits, net of any federal benefits for state taxes that would impact the effective rate, if recognized, is approximately $8,262 and $7,009 as of December 31, 2022 and 2021, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at beginning of year	$7,961	6,468	3,834
Increase related to tax positions taken during the current year	1,549	1,376	1,104
Increase related to tax positions taken during a prior year	—	117	1,530
Reductions related to statute expiration	(284)	—	—
Reductions related to tax positions taken in a prior year	(222)	—	—
Balance at end of year	$9,004	7,961	6,468
The increase in gross unrecognized tax benefits in 2022 was primarily due to the uncertain tax position relating to repairs tax deductions.
SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $606 as of December 31, 2022. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2022 was an increase to expense of $230.
SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of lapse of the statute of limitations.
SJW Group files U.S. federal income tax returns and income tax returns in various states and is subject to ordinary statute of limitation of three years for federal and three or four years for different state returns. However, due to tax attribute carryforwards, SJW Group is subject to examination for tax years 2009 forward for federal and 2012 forward for state returns of CTWS and its subsidiaries. The statute of limitation for SJW Group returns is closed for these extended years and remains open for 2019 and forward for federal and 2018 or 2019 and forward for different states.

Note 8.Utility Plant Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, $13,400 related to the purchase premium for customer relationships and other intangibles of $15,759 as of December 31, 2022. Other intangibles primarily consist of $4,304 which was paid for service area and water rights by SJWTX, $5,984 for infrastructure related to the Cupertino service concession arrangement, $1,400 for customer relationships and $1,040 incurred in conjunction with Valley Water water contracts related to the operation of SJWC. All intangible assets are recorded at cost and are primarily being amortized using the straight-line method over the legal or estimated economic life of the assets ranging from 5 to 70 years.
Amortization expense for the intangible assets was $3,869, $1,553 and $1,401 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense for 2023 through 2027 and thereafter is anticipated to be $1,518 per year.

The costs of intangible assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Concession fees	$6,800	6,800
Purchase premium customer relationships	13,400	13,400
Other intangibles	15,759	16,076
Intangible assets	35,959	36,276
Less: Accumulated amortization
Concession fees	6,693	6,596
Purchase premium customer relationships	2,881	1,988
Other intangibles	10,018	7,042
Net intangible assets	$16,367	20,650

Note 9.Commitments
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2022, 2021 and 2020, SJWC purchased from Valley Water 18,183 million gallons ($96,793), 19,365 million gallons ($91,938) and 21,269 million gallons ($96,212), respectively, of contract water. On June 16, 2022, the Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2023. Effective February 1, 2022, the treated water contract delivery schedule increased by 10%. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18,864 million gallons ($106,463) of water at the current contract water rate of $5.6 per million gallons for the year ending December 31, 2023. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available.
In 1997, SJWC entered into a 25-year contract agreement, as amended, with the City of Cupertino to operate the City’s municipal water system. SJWC paid a one-time, upfront concession fee of $6,800 to the City of Cupertino and an incremental up-front payment of $5,000 to be used by the City of Cupertino for capital improvements. On February 25, 2022, SJWC received a letter from the City of Cupertino exercising their option to extend the term of the lease an additional two years through October, 1, 2024. SJWC paid an additional $1,600 concession fee for the extension period. The total fees paid for the agreement is being amortized over the contract term including the extension period.
Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement, which ended in 2022. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement, $2.6 per million gallons as of December 31, 2021. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. The rate charged by the MDC at December 31, 2022 was $4.09 per hundred cubic feet.
SJWTX has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050, respectively. The agreements, which are take-or-pay contracts, provide SJWTX with 7,650 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give SJWTX a 60-day written notice on the proposed adjustment. SJWTX also has raw water supply agreements with the Lower Colorado River Authority and West Travis Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. Maine Water guarantees a minimum consumption of 50 million gallons of water annually. Water sales to Maine Water are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2022.

As of December 31, 2022, SJWC had 362 employees, of whom 215 were members of unions. In December of 2022, SJWC proposed a tentative three-year bargaining agreements with the International Union of Operating Engineers (“OE”), representing certain employees in the engineering department, and the Utility Workers of America (“OWUA”), representing the majority of all nonadministrative employees at SJWC covering January 1, 2023 through December 31, 2025. The agreements include a 6% wage increase in 2023, 3.5% in 2024 and 5.5% in 2025 for members of both unions. Acceptance of the OE and the OWUA bargaining agreements are anticipated in the first quarter of 2023.

Note 10.Contingencies
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 11.Benefit Plans
Pension Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC and CTWS employees hired before March 31, 2008 and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Interest is credited based on the annual yield on 30-year Treasury bonds as of October for the preceding plan year with a minimum annual rate of 3.25% and a maximum annual rate of 6.00%. For the year ended December 31, 2022, interest credits assumption was 3.25%. Certain employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009 are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
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
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants for actuarial expense calculation purposes. Market gains in 2021 decreased pension expense by approximately $2,979 in 2022 and market gains in 2020 decreased pension expense by approximately $2,442 in 2021. For the year ended December 31, 2022, the net actuarial gain of the benefit obligation was related primarily a gain from changes of discount rate of $116,372, a $12,422 loss from pension data changes, and a gain from mortality changes of $4.
Generally, it is expected of the investment managers that the performance of the assets held in the pension plans, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle. The expected long-term rate of return on the pension plan assets is between 6.50% and 6.75% for the year ended December 31, 2022.
SJW Group calculates the market-related value of defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CTWS are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts (collectively, “SERP”). SJWC’s senior management hired on or after March 31, 2008 are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan ("Cash Balance Executive Supplemental Retirement Plan"). Both of the

plans are non-qualified plans in which only senior management and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The SERP and Cash Balance Executive Supplemental Retirement Plan had a projected benefit obligation of $39,455 and $50,742 as of December 31, 2022 and 2021, respectively, and net periodic pension cost of $4,400, $4,456 and $4,480 for 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, 2021 and 2020, the amounts not recognized as a component of net periodic benefit cost was $1,640, $901, and $(1,190), respectively, recorded as other comprehensive income on the consolidated financial statements. SJWC’s non-qualified plans are unfunded while CTWS’s SERP is funded through investments consisting primarily of life insurance contracts and assets in a Rabbi Trust. As of December 31, 2022 and 2021, total investments made to fund CTWS’s SERP was $6,395 and $8,147, respectively, which is included in “Investments” in SJW Group’s Consolidated Balance Sheets. The life insurance contracts are valued at cash surrender value of the policies as reported by the insurer. As of December 31, 2022 and 2021, the value of the life insurance contracts was $3,420 and $4,191, respectively.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s SERP by major categories as of December 31, 2022 and 2021 :

		Fair Value Measurements at December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$49	49	—	—
Mutual funds	2,032	2,032	—	—
Fixed income	728	728	—	—
Total	$2,809	2,809	—	—

		Fair Value Measurements at December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$186	186	—	—
Mutual funds	2,691	2,691	—	—
Fixed income	920	920	—	—
Total	$3,797	3,797	—	—
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
Savings Plans for Employees
SJW Group also sponsors salary deferral plans which are defined contribution plans that allow employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. For

CTWS’s employees hired on or after January 1, 2009 and ineligible to participate in the defined benefit pension plan, CTWS contributes an additional 1.5% of eligible contributions. SJW Group contributions were $3,003, $2,822 and $2,824 in 2022, 2021 and 2020, respectively. All of the company’s contributions are invested at the direction of the employees in funds offered under the plans.
Special Deferral Election Plans and Deferral Election Program
SJW Group maintains a special deferral election plan and a deferred compensation plan and agreements for senior management and a deferral election program for non-employee directors allowing for the deferral of a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Senior management and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. CTWS’s deferred compensation plan allows the company to make discretionary contributions. Senior management and non-employee directors had deferred $6,197 and $6,237 under the plans as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, $4,508 and $4,599, respectively, of the total amount deferred is related to CTWS agreements.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	%	%	%	%	%	%
Discount rate	2.65 - 2.82	2.29 - 2.48	3.05 - 3.23	2.61 - 2.76	2.18 - 2.41	2.59 - 3.18
Expected return on plan assets	6.50, 6.75	6.50, 6.75	6.50, 6.75	4.20, 6.00	4.20, 6.50	4.20, 6.50
Rate of compensation increase	4.00, 4.50	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	%	%	%	%
Discount rate	4.95 - 5.24	2.65 - 2.82	4.96 - 5.21	2.61 - 2.76
Rate of compensation increase	4.50, 5.00	4.00	N/A	N/A
SJW Group utilized each plan’s projected benefit stream in conjunction with the FTSE Pension Discount Curve (formerly the Citigroup Pension Discount Curve) in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.
In 2022 and 2021, SJW Group adopted the newly then issued MP-2021, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost
Service cost	$9,359	9,730	8,659	$1,032	1,115	900
Interest cost	10,708	9,415	10,484	883	806	956
Expected return on assets	(18,841)	(18,019)	(15,715)	(1,047)	(970)	(857)
Amortization of prior service cost	17	41	41	—	—	97
Recognized actuarial loss/(gain)	4,620	6,901	4,971	(115)	257	229
Recognition of significant event	(1,595)	—	—	—	—	—
Net periodic benefit cost	$4,268	8,068	8,440	$753	1,208	1,325
Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of the defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$383,838	386,091	$34,412	35,794
Service cost	9,359	9,730	1,032	1,115
Interest cost	10,708	9,415	883	806
Actuarial (gain)/loss	(94,793)	(5,477)	(9,360)	(2,235)
Implicit rate subsidy	—	—	(236)	(222)
Plan participants contributions	—	—	207	171
Administrative expenses paid	(136)	(144)	—	—
Benefits paid and settlements	(19,853)	(15,777)	(1,108)	(1,017)
Benefit obligation at end of year	$289,123	383,838	$25,830	34,412
Change in plan assets
Fair value of assets at beginning of year	$310,176	278,124	$21,767	19,479
Actual return on plan assets	(49,939)	34,826	(3,606)	2,460
Employer contributions	11,712	13,147	626	669
Plan participants contributions	—	—	207	171
Administrative expenses paid	(136)	(144)	(65)	(63)
Benefits paid and settlements	(19,853)	(15,777)	(977)	(949)
Fair value of plan assets at end of year	251,960	310,176	17,952	21,767
Funded status at end of year	$(37,163)	(73,662)	$(7,878)	(12,645)
The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Noncurrent assets	$16,005	6,422	$679	—
Current liabilities	(2,089)	(2,782)	(139)	(139)
Noncurrent liabilities	(51,079)	(77,302)	(8,418)	(12,506)
	$(37,163)	(73,662)	$(7,878)	(12,645)

SJW Group recorded a regulatory asset on the projected benefit obligation of the postretirement benefit plans as follows:

	2022	2021
Funded status of obligation	$45,041	86,307
Accrued benefit cost	(13,548)	(24,110)
Regulatory asset, amount to be recovered in future rates	$31,493	62,197
As of December 31, 2022 and 2021, the amounts deferred in regulatory assets that have not yet been recognized as components of net periodic benefit cost include net loss of $31,549 and $62,270, respectively, and prior service cost of $56 and $73, respectively.
Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Fair value of assets at end of year:
Debt securities	$90,914	100,036	$5,330	5,541
	36%	32%	30%	25%
Equity securities	147,864	197,248	11,711	14,932
	59%	64%	65%	69%
Cash and equivalents	13,182	12,892	911	1,294
	5%	4%	5%	6%
Total	$251,960	310,176	$17,952	21,767
The following tables summarize the fair values of plan assets by major categories as of December 31, 2022 and 2021:

		Fair Value Measurements at December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$14,093	14,093	—	—
Equity securities (a)	159,575	159,575	—	—
Fixed Income (b)	96,244	30,863	65,381	—
Total	$269,912	204,531	65,381	—
___________________________________
(a)Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.
(b)Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance

		Fair Value Measurements at December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$14,186	14,186	—	—
Equity securities	212,180	212,180	—	—
Fixed Income	105,577	38,608	66,969	—
Total	$331,943	264,974	66,969	—
In 2023, SJW Group expects to make required and discretionary cash contributions of up to $9,115 to the pension plans and other postretirement benefit plans.

Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2023	$15,656	$1,612
2024	16,535	1,839
2025	16,867	1,869
2026	21,301	1,886
2027	18,722	1,898
2028 - 2032	97,964	9,215

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
As of December 31, 2022, 2021 and 2020, 1,013,782, 946,086 and 880,495 shares have been issued pursuant to the Plan, and 162,502, 168,721 and 178,106 shares are issuable upon the vesting of outstanding restricted stock units, performance-based stock units, and deferred restricted stock units for the years ended 2022, 2021 and 2020, respectively. The remaining shares available for issuance under the Plan are 623,716 as of December 31, 2022. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income and proceeds from share based compensation, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2022	2021	2020
Compensation costs charged to income:
ESPP	$369	357	323
Restricted stock and deferred restricted stock	4,422	3,889	3,230
Total compensation costs charged to income	$4,791	4,246	3,553
ESPP proceeds	$2,091	2,026	1,830

Restricted Stock and Deferred Restricted Stock
A summary of SJW Group’s restricted and deferred restricted stock awards under the Plan as of December 31, 2022, and changes during the year ended December 31, 2022, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2022	168,721	$58.43
Granted	86,149	$67.85
Issued	(67,696)	$54.19
Forfeited	(24,672)	$67.79
Outstanding as of December 31, 2022	162,502	$63.77
Shares vested as of December 31, 2022	37,043	$53.82
A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards under the Plan as of December 31, 2022, and changes during the year ended December 31, 2022, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2022	123,410	$66.43
Granted	86,149	$67.85
Vested	(63,454)	$67.53
Forfeited	(20,646)	$67.26
Nonvested as of December 31, 2022	125,459	$66.71
Total fair value of restricted stock awards for all plans that were vested for the years ended 2022, 2021 and 2020 were $4,369, $3,332 and $3,333, respectively. As of December 31, 2022, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $4,178. This cost is expected to be recognized over a weighted-average period of 1.76 years.
For the years ended December 31, 2022, 2021 and 2020, 11,551, 7,327 and 5,327, respectively, of performance-based and market-based restricted stock awards were issued upon the attainment of certain performance metrics and service-based vesting under the Plan. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards. As of December 31, 2022, 22,421 performance-based and market-based restricted stock awards vested and 58,346 remained outstanding.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of SJW Group’s common stock have been reserved for issuance under the ESPP. The remaining shares available for issuance under the ESPP are 148,924 as of December 31, 2022.
As of December 31, 2022, the ESPP had sixteen purchase intervals since its inception. For the year ended December 31, 2022, 2021 and 2020, a total of 36,585, 35,304 and 31,750 shares, respectively, were issued under the ESPP. The plan has no look-back provisions.
For the years ended December 31, 2022, 2021 and 2020, SJW Group’s recorded expenses were $377, $361 and $342, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2023, for the ESPP is approximately $147. This cost is expected to be recognized during the first quarter of 2023.

Note 13.Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with five subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia, (iii) SJW Land Company, and (iv) SJWNE LLC a holding company for CTWS and its subsidiaries, Connecticut Water, Maine Water, NEWUS and Chester Realty, Inc., and (v) SJWTX Holdings, Inc. which was formed for the purpose of effecting a corporate reorganization of the water utility operations in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, SJWTX, Maine Water and NEWUS, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
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

	For the year ended December 31, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated (2)	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$603,000	12,093	5,605	—	603,000	17,698	620,698
Operating expense	473,141	9,538	3,719	3,322	473,141	16,579	489,720
Operating income (loss)	129,859	2,555	1,886	(3,322)	129,859	1,119	130,978
Net income (loss)	86,500	1,060	1,442	(15,174)	86,500	(12,672)	73,828
Depreciation and amortization	99,412	2,906	1,206	893	99,412	5,005	104,417
Senior note and other interest expense	37,958	—	—	20,104	37,958	20,104	58,062
Income tax expense (benefit) in net income	12,756	708	453	(5,421)	12,756	(4,260)	8,496
Assets	3,524,328	4,832	42,801	60,663	3,524,328	108,296	3,632,624

	For the year ended December 31, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$558,154	10,153	5,379	—	558,154	15,532	573,686
Operating expense	449,401	7,138	3,585	2,403	449,401	13,126	462,527
Operating income (loss)	108,753	3,015	1,794	(2,403)	108,753	2,406	111,159
Net income (loss)	67,530	3,309	1,950	(12,311)	67,530	(7,052)	60,478
Depreciation and amortization	91,896	443	1,168	893	91,896	2,504	94,400
Senior note and other interest expense	34,308	—	—	20,031	34,308	20,031	54,339
Income tax expense (benefit) in net income	10,327	369	619	(2,946)	10,327	(1,958)	8,369
Assets	3,380,637	6,916	43,383	61,459	3,380,637	111,758	3,492,395

	For the year ended December 31, 2020
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$548,013	10,981	5,532	—	548,013	16,513	564,526
Operating expense	431,375	6,943	3,510	5,028	431,375	15,481	446,856
Operating income (loss)	116,638	4,038	2,022	(5,028)	116,638	1,032	117,670
Net income (loss)	69,245	4,099	1,455	(13,284)	69,245	(7,730)	61,515
Depreciation and amortization	86,758	442	1,186	893	86,758	2,521	89,279
Senior note and other interest expense	33,877	—	—	20,378	33,877	20,378	54,255
Income tax expense (benefit) in net income	16,563	998	467	(9,648)	16,563	(8,183)	8,380
Assets	3,197,626	8,869	44,405	60,565	3,197,626	113,839	3,311,465
____________________
(1)    The “All Other” category for the years ended December 31, 2022, 2021 and 2020, includes the accounts of SJW Group, SJWNE LLC and CTWS, Inc. on a stand-alone basis.
(2)    As of December 31, 2022, the Company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 14.Business Combinations
Kendall West Utility and Bandera East Utility
On December 17, 2021, SJWTX completed its acquisition of Kendall West Utility and Bandera East Utility, companies that provide water services, including wastewater and recycled water services, in Kendall, Bandera and Medina counties which are located in south central Texas. Kendall West Utility and Bandera East Utility, together, add approximately 5,000 people through 1,600 service connections in a service area approximately 19 square miles to SJWTX’s operations. The total net cash price was approximately $23,587. The preliminary purchase price allocation for these acquisitions primarily consisted of acquired utility plant of approximately $9,400 and goodwill of approximately $12,300. The results of Kendall West Utility and Bandera East Utility are included in SJW Group’s consolidated statements of comprehensive income since the acquisition date, including revenues and net loss, and were not material. During the measurement period in 2022, SJWTX reduced goodwill previously recognized by $161 primarily related to additional regulatory assets recognized. The final purchase price allocation resulted in goodwill of $12,167 for the transaction. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.
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

Note 15.Subsequent Event
On January 13, 2023, SJWTX has reached agreements to acquire KT Water Development Ltd and KT Water Resource L.P. for purchase prices of $7,338 and $53,500, respectively. KT Water Development Ltd is an investor-owned water utility providing water to approximately 1,725 people through over 575 service connections in the Rockwall Ranch subdivision in southern Comal County, Texas. KT Water Resources L.P. is a private-held company formed to develop wholesale water supplies for the fast-growing utilities of Comal County, Texas. The transaction is expected to close in the third quarter of 2023, pending the Public Utilities Commission of Texas approval of the KT Water Development Ltd. acquisition.

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Investments in subsidiaries	$1,675,545	1,607,952

Current assets:
Cash and cash equivalents	5,142	2,859
Intercompany notes receivable	13,094	6,015
Other current assets	193	530
	18,429	9,404
Other assets
Other	183	—
	183	—
	$1,694,157	1,617,356

Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2022 and 2021; issued and outstanding 30,801,912 shares in 2022 and 30,181,348 shares in 2021	$31	30
Additional paid-in capital	651,004	606,392
Retained earnings	458,356	428,260
Accumulated other comprehensive income (loss)	1,477	(163)
Total stockholders’ equity	1,110,868	1,034,519
Long-term debt, less current portion	556,627	556,225
	1,667,495	1,590,744
Current liabilities:
Intercompany payables	789	2,097
Intercompany notes payable	4,166	9,712
Accrued interest	3,208	3,223
Income tax payable	14,736	8,017
Other current liabilities	398	313
	23,297	23,362
Deferred income taxes	2,373	2,471
Other noncurrent liabilities	992	779
Commitments and contingencies
	$1,694,157	1,617,356

 See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands)

	2022	2021	2020
Operating revenue	$—	—	—
Operating expense:
Administrative and general	1,977	2,050	3,110
Property taxes and other non-income taxes	93	(38)	250
Total operating expense	2,070	2,012	3,360
Operating loss	(2,070)	(2,012)	(3,360)
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(17,795)	(18,673)	(19,430)
Gain on sale of TWA	—	3,000	—
Other, net	(340)	(160)	(250)
Loss before income taxes and equity earnings from subsidiaries	(20,205)	(17,845)	(23,040)
Income tax benefit	(5,523)	(4,660)	(6,414)
Equity earnings from subsidiaries, net of taxes	88,510	73,663	78,141
SJW Group net income	73,828	60,478	61,515
Other comprehensive income (loss), net	1,640	901	(1,190)
SJW Group comprehensive income	$75,468	61,379	60,325

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2022	2021	2020
Operating activities:
Net income	$73,828	60,478	61,515
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investment in subsidiaries	(88,510)	(73,663)	(78,141)
Deferred income taxes	(163)	(185)	162
Share-based compensation	779	679	466
Gain on sale of TWA	—	(3,000)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts payable and other current liabilities	185	(226)	(1,532)
Intercompany receivables	(3,916)	(1,586)	(2,607)
Tax receivable and accrued taxes	6,883	4,782	10,759
Accrued interest	(15)	28	(553)
Return on capital from investments in subsidiaries	55,950	45,900	47,800
Other changes, net	500	605	367
Net cash provided by operating activities	45,521	33,812	38,236
Investing activities:
Proceeds to subsidiaries for notes receivable	(27,713)	(75,986)	(10,353)
Repayments from subsidiaries for notes receivable	20,634	85,651	1,400
Investments in subsidiaries	(25,892)	(35,118)	(37,952)
Proceeds from sale of TWA	—	3,000	—
Net cash used in investing activities	(32,971)	(22,453)	(46,905)
Financing activities:
Borrowings from subsidiaries for notes payable	15,355	34,317	54,837
Repayments to subsidiaries for notes payable	(20,901)	(44,145)	(59,762)
Long-term borrowings	—	—	50,000
Repayments of long-term borrowings	—	(50,000)	—
Issuance of common stock, net of issuance costs	39,085	91,029	—
Debt issuance costs	(224)	—	(496)
Dividends paid	(43,582)	(40,137)	(36,509)
Net cash (used in) provided by financing activities	(10,267)	(8,936)	8,070
Net change in cash and cash equivalents	2,283	2,423	(599)
Cash and cash equivalents, beginning of year	2,859	436	1,035
Cash and cash equivalents, end of year	$5,142	2,859	436
Cash paid during the year for:
Interest	$17,512	18,518	19,442
Income taxes	$(5,483)	(4,998)	3,466
Supplemental disclosure of non-cash activities:
Share-based compensation from investment in subsidiaries	$4,656	4,413	2,894

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Years ended December 31, 2022, 2021 and 2020
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
The abilities of certain of SJW Group’s subsidiaries to transfer funds to SJW Group in the form of cash dividends, loans or advances are subject to certain contractual and regulatory restrictions. SJW Group and its subsidiaries are subject to debt covenants that could limit their respective abilities to pay dividends. For a discussion on these covenants, see Note 6, “Long-term Debt” to SJW Group and Subsidiaries Notes to Consolidated Financial Statements. In addition, CTWS and its regulated subsidiaries are prohibited from paying dividends if not in compliance with minimum equity requirements under commitments made by SJW Group as part of the approval granted by the PURA and the Maine Public Utilities Commission in connection with the acquisition of CTWS.
As of December 31, 2022, the restricted net assets of SJW Group’s subsidiaries was approximately $366,512 or 33% of consolidated net assets of SJW Group.

SJW Group and Subsidiaries
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2022, 2021 and 2020
(in thousands)

Description	2022	2021	2020
Allowance for doubtful accounts:
Balance, beginning of period	$4,600	3,891	1,512
Charged to expense	1,195	932	(177)
Charged to regulatory asset	265	1,610	3,032
Accounts written off	(2,248)	(2,394)	(800)
Recoveries of accounts written off	1,941	561	324
Balance, end of period	$5,753	4,600	3,891
Reserve for litigation and claims:
Balance, beginning of period	$607	684	2,898
Charged to expense	1,583	916	958
Revision to accrual, due to settlements	(62)	(50)	(122)
Payments	(360)	(943)	(3,050)
Balance, end of period	$1,768	607	684

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
SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2022 was effective.

Our independent registered public accounting firm, DELOITTE & TOUCHE LLP (PCAOB ID No. 34), has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be held on April 26, 2023 (the “2023 Proxy Statement”) under the captions “PROPOSAL 1 ELECTION OF DIRECTORS” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

Item 11.Executive Compensation
The information required by this item is contained in the 2023 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2023 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is contained in the 2023 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

10.3
Credit Agreement among SJW Group, San Jose Water Company, SJWTX, Inc., Connecticut Water Service Inc., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, dated August 2, 2022. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2022.

10.4	Credit Agreement, dated April 23, 2021, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 27, 2021.

10.5
Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010.

10.6
Loan Agreement dated as of December 1, 2016 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.

10.7
Bond Purchase Contract dated June 9, 2010 among Goldman, Sachs & Co., the Honorable Bill Lockyer, Treasurer of the State of California, the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.8
Bond Purchase Contract dated December 15, 2016 among Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, the Honorable John Chiang, Treasurer of the State of California, the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.

10.9	Note Agreement between SJW Corp. and the Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

10.10
Note Agreement between San Jose Water Company and John Hancock Life Insurance Company (U.S.A.) and John Hancock Life Insurance Company of New York, dated January 24, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2014.

10.11
Note Purchase Agreement among San Jose Water Company and certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance Company, dated March 28, 2019. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2019.

10.12
Note Purchase Agreement among SJW Group and Purchases listed therein, dated October 8, 2019, along with the forms of senior notes. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 9, 2019.

10.13	Note Purchase Agreement among The Connecticut Water Company and Purchasers listed therein, dated August 4, 2021. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2021.

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

10.16	The First Amendment to the Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.17	The Second Amendment to the Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 9, 2019. (2)

10.18
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

10.22
Fourth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective November 6, 2017. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2017. (2)

10.23
Fifth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 24, 2018. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018. (2)

10.24
Sixth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.4 to Form 8-K filed on October 9, 2019. (2)

10.25	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.26	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.27	Second Amendment to the SJW Group Long-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2020. (2)

10.28	Third Amendment to the SJW Group Long-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2020. (2)

10.29
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

10.30
First Amendment dated December 31, 2019, to the Employment Agreement of Eric W. Thornburg dated September 26, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2020. (2)

10.31	Separation Agreement between SJW Group and Mr. James P. Lynch, dated December 20, 2022. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on December 23, 2022. (2)

10.32	Standard Form of SJW Group Stock Option Agreement. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2016. (2)

10.33	SJW Group Amended and Restated Executive Officer Short-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2020. (2)

10.34	First Amendment to the Executive Officer Short-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2020. (2)

10.35	Amended and Restated Executive Severance Plan, dated October 26, 2022. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on October 28, 2022. (2)

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

10.42	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.43
Second Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2016. (2)

10.44
Third Amendment to the Formulaic Equity Award Program for Non-employee Board members dated October 24, 2018. Incorporated by reference as Exhibit 10.48 to Form 10-K for the year ended December 31, 2018. (2)

10.45	Fourth Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated September 8, 2021. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 14, 2021. (2)

10.46	Form of SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 2017. (2)

10.47	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.48	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.54 to Form 10-K for the year ended December 31, 2016. (2)

10.49	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2016. (2)

10.50	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.51	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. Incorporated by reference to Exhibit 10.21 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 1989. (2)

10.52	Connecticut Water Service, Inc. 1994 Performance Stock Program. Incorporated by reference as Exhibit 99.3 to Form S-8 filed on October 9, 2019. (2)

10.53	Connecticut Water Service, Inc. 2004 Performance Stock Program, effective as of April 23, 2004. Incorporated by reference as Exhibit 99.2 to Form S-8 filed on October 9, 2019. (2)

10.54
First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. Incorporated by reference to Exhibit 10.23f to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2005. (2)

10.55
Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. Incorporated by reference to Exhibit 10.6 to Connecticut Water Service, Inc.’s Form 8-K filed on January 31, 2008. (2)

10.56	Connecticut Water Service, Inc. 2014 Performance Stock Program. Incorporated by reference as Exhibit 99.1 to Form S-8 filed on October 9, 2019. (2)

10.57
First Amendment effective October 9, 2019 to The Connecticut Water Service, Inc. 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2019. (2)

10.58
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

10.61
Amended and Restated Supplemental Executive Retirement Agreement dated January 24, 2008 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2020 (2)

10.62
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.74 to Form 10-K for the year ended December 31, 2019. (2)

10.63
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019. (2)

10.64
Amendment to the Amended and Restated Supplemental Executive Retirement Agreement effective as of November 1, 2019 between Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.77 to Form 10-K for the year ended December 31, 2019. (2)

10.65
Grantor Trust Agreement dated May 1, 2017, between Connecticut Water Service, Inc. and Matrix Trust Company. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2019. (2)

10.66
Deferred Compensation Agreement dated December 8, 2011 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2020. (2)

10.67
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.79 to Form 10-K for the year ended December 31, 2019. (2)

10.68
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.80 to Form 10-K for the year ended December 31, 2019. (2)

10.69
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 1, 2011, among Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.82 to Form 10-K for the year ended December 31, 2019. (2)

10.70
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 8, 2011, among Maureen P. Westbrook and The Connecticut Water Company. Incorporated by reference to Exhibit 10.83 to Form 10-K for the year ended December 31, 2019. (2)

10.71
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 21, 2016, between the Connecticut Water Company and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2019. (2)

10.72
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 20, 2016, between the Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2019. (2)

10.73	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on December 16, 2016. (2)

10.74
First Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2019. (2)

10.75
Second Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.90 to Form 10-K for the year ended December 31, 2019. (2)

10.76
Third Amendment, effective July 28, 2021, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2021. (2)

10.77
Amended and Restated Employment Agreement, dated October 9, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc., and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 2019. (2)

10.78
Amended and Restated Employment Agreement, dated December 30, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Kristen A. Johnson. Incorporated by reference to Exhibit 10.94 to Form 10-K for the year ended December 31, 2019. (2)

10.79
First Amendment to Amended and Restated Employment Agreement, dated March 8, 2013, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.17 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2012. (2)

10.80
Form of Second Amendment to Employment Agreement, dated April 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.2 to Connecticut Water Service, Inc.'s Form 8-K filed on April 3, 2014. (2)

10.81
Third Amendment to the Amended and Restated Employment Agreement, effective as of November 1, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.97 to Form 10-K for the year ended December 31, 2019. (2)

10.82
Amended and Restated Director Compensation and Expense Reimbursement Policies effective as of January 1, 2023. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2022. (2)

10.83
Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members effective as of January 1, 2023. Incorporated by reference as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2022. (2)

10.84
Amendment Letter to Amended and Restated Employment Agreement, effective as of October 6, 2022, among The Connecticut Water Company, Connecticut Water Service, Inc., and Maureen P. Westbrook. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 7, 2022. (2)

10.85	Employment Agreement, dated April 1, 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. (1) (2)

10.86	First Amendment to Employment Agreement, effective as of January 18, 2020, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. (1) (2)

10.87	Second Amendment to Employment Agreement, effective as of January 1, 2023, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. (1) (2)

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

SJW Group

Date:	February 24, 2023	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2023	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Date:	February 24, 2023	By	/s/ Andrew F. Walters
ANDREW F. WALTERS, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 24, 2023	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER Vice President of Finance, Controller (Controller)

Date:	February 24, 2023	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 24, 2023	By	/s/ Carl Guardino
CARL GUARDINO, Member, Board of Directors

Date:	February 24, 2023	By	/s/ Mary Ann Hanley
MARY ANN HANLEY, Member, Board of Directors

Date:	February 24, 2023	By	/s/ Heather Hunt
HEATHER HUNT, Member, Board of Directors

Date:	February 24, 2023	By	/s/ Rebecca A. Klein
REBECCA A. KLEIN, Member, Board of Directors

Date:	February 24, 2023	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 24, 2023	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 24, 2023	By	/s/ Carol P. Wallace
CAROL P. WALLACE, Member, Board of Directors