Form 10-Q
period 2023-03-31
SJW GROUP
filed 2023-05-01
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
As of April 25, 2023, there were 31,427,284 shares of the registrant’s Common Stock outstanding.

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
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the effect of water, utility, environmental and other governmental policies and regulations, including regulatory actions concerning rates, authorized return on equity, authorized capital structures, capital expenditures and other decisions;
•changes in demand for water and other services;
•unanticipated weather conditions and changes in seasonality including those affecting water supply and customer usage;
•the effect of the impact of climate change;
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
REVENUE	$137,296	124,302
OPERATING EXPENSE:
Production Expenses:
Purchased water	22,418	19,217
Power	2,199	3,080
Groundwater extraction charges	10,359	13,928
Other production expenses	12,043	10,123
Total production expenses	47,019	46,348
Administrative and general	24,344	24,205
Maintenance	6,058	6,695
Property taxes and other non-income taxes	8,401	8,309
Depreciation and amortization	26,296	27,606
Gain on sale of nonutility properties	—	(5,450)
Total operating expense	112,118	107,713
OPERATING INCOME	25,178	16,589
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(15,772)	(13,729)
Pension non-service cost	(64)	949
Other, net	3,266	995
Income before income taxes	12,608	4,804
Provision for income taxes	1,078	1,067
NET INCOME	11,530	3,737
Other comprehensive income (loss), net	93	(181)
COMPREHENSIVE INCOME	$11,623	3,556

EARNINGS PER SHARE
Basic	$0.37	0.12
Diluted	$0.37	0.12
DIVIDENDS PER SHARE	$0.38	0.36
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,936,476	30,224,135
Diluted	31,040,897	30,335,974

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Utility plant:
Land	$40,820	39,982
Depreciable plant and equipment	3,706,176	3,661,285
Construction in progress	121,309	116,851
Intangible assets	35,947	35,959
Total utility plant	3,904,252	3,854,077
Less accumulated depreciation and amortization	1,250,101	1,223,760
Net utility plant	2,654,151	2,630,317

Real estate investments and nonutility properties	1,388	58,033
Less accumulated depreciation and amortization	190	17,158
Net real estate investments and nonutility properties	1,198	40,875

CURRENT ASSETS:
Cash and cash equivalents:
Cash	23,333	12,344
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $5,851 and $5,753 on March 31, 2023 and December 31, 2022, respectively	56,468	59,172
Other	5,145	5,560
Accrued unbilled utility revenue	40,437	45,722
Assets held for sale	40,850	—
Prepaid expenses	11,380	9,753
Current regulatory assets, net	10,019	16,068
Other current assets	6,216	6,095
	193,848	154,714
OTHER ASSETS:
Net regulatory assets, less current portion	127,339	127,275
Investments	15,923	14,819
Goodwill	640,311	640,311
Other	19,728	24,313
	803,301	806,718
	$3,652,498	3,632,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 31,427,124 on March 31, 2023 and 30,801,912 on December 31, 2022	$31	31
Additional paid-in capital	692,742	651,004
Retained earnings	458,142	458,356
Accumulated other comprehensive income	1,570	1,477
Total stockholders’ equity	1,152,485	1,110,868
Long-term debt, less current portion	1,520,362	1,491,965
	2,672,847	2,602,833

CURRENT LIABILITIES:
Lines of credit	72,433	159,578
Current portion of long-term debt	44,274	4,360
Accrued groundwater extraction charges, purchased water and power	11,739	19,707
Accounts payable	25,974	29,581
Accrued interest	19,071	13,907
Accrued payroll	9,076	11,908
Income tax payable	4,608	2,696
Other current liabilities	25,790	22,913
	212,965	264,650

DEFERRED INCOME TAXES	220,111	218,155
ADVANCES FOR CONSTRUCTION	137,668	137,696
CONTRIBUTIONS IN AID OF CONSTRUCTION	327,016	323,668
POSTRETIREMENT BENEFIT PLANS	55,914	59,738
OTHER NONCURRENT LIABILITIES	25,977	25,884
COMMITMENTS AND CONTINGENCIES
	$3,652,498	3,632,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2022	30,801,912	$31	$651,004	$458,356	$1,477	$1,110,868
Net income	—	—	—	11,530	—	11,530
Unrealized gain on investment, net of taxes of $0	—	—	—	—	93	93
Stock-based compensation	—	—	1,199	(22)	—	1,177
Issuance of restricted and deferred stock units	38,776	—	(1,538)	—	—	(1,538)
Employee stock purchase plan	16,410	—	1,080	—	—	1,080
Common stock issuance, net of costs	570,026	—	40,997	—	—	40,997
Dividends paid ($0.38 per share)	—	—	—	(11,722)	—	(11,722)
BALANCES, March 31, 2023	31,427,124	$31	$692,742	$458,142	$1,570	$1,152,485

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2021	30,181,348	$30	$606,392	$428,260	$(163)	$1,034,519
Net income	—	—	—	3,737	—	3,737
Unrealized loss on investment, net of taxes of $67	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	1,552	(20)	—	1,532
Issuance of restricted and deferred stock units	37,879	—	(1,269)	—	—	(1,269)
Employee stock purchase plan	17,918	—	1,049	—	—	1,049
Common stock issuance, net of costs	—	—	(87)	—	—	(87)
Dividends paid ($0.36 per share)	—	—	—	(10,882)	—	(10,882)
BALANCES, March 31, 2022	30,237,145	$30	$607,637	$421,095	$(344)	$1,028,418

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$11,530	3,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,842	28,081
Deferred income taxes	1,052	2,264
Stock-based compensation	1,199	1,552
Allowance for equity funds used during construction	(180)	(510)
Gain on sale of nonutility property	—	(5,450)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	8,177	4,311
Accounts payable and other current liabilities	(650)	(1,635)
Accrued groundwater extraction charges, purchased water and power	(7,968)	2,140
Tax receivable and payable, and other accrued taxes	1,727	1,135
Postretirement benefits	1,667	1,230
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	8,367	5,124
Other changes, net	(1,156)	3,315
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,607	45,294
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(52,384)	(43,727)
Contributions in aid of construction	(2,703)	(4,782)
Payments to retire utility plant, net of salvage	(167)	(1,087)
Other changes, net	225	154
NET CASH USED IN INVESTING ACTIVITIES	(55,029)	(49,442)
FINANCING ACTIVITIES:
Borrowings on line of credit	12,238	15,377
Repayments on line of credit	(99,383)	(2,375)
Long-term borrowings	70,000	—
Repayments of long-term borrowings	(956)	(1,172)
Issuance of common stock, net of issuance costs	40,997	—
Dividends paid	(11,722)	(10,882)
Receipts of advances and contributions in aid of construction	5,597	10,044
Refunds of advances for construction	(589)	(595)
Other changes, net	(771)	(279)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,411	10,118
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,989	5,970
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,344	12,119
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	23,333	18,089
LESS RESTRICTED CASH, END OF PERIOD	—	602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,333	17,487

Cash paid during the period for:
Interest	$12,062	11,127
Income taxes	198	165

Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$19,906	20,472
Utility property installed by developers	656	546

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(in thousands, except share and per share data)

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The Notes to Consolidated Financial Statements in SJW Group’s 2022 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
SJW Group is a holding company with five wholly-owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX, Inc., SJW Land Company, and SJWTX Holdings, Inc. SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly-subsidiaries are The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. SJWC, Connecticut Water, SJWTX, Inc. doing business as The Texas Water Company (“Texas Water”), Maine Water and NEWUS are referred to as “Water Utility Services”. SJW Land Company and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
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
The major streams of revenue for SJW Group are as follows:

	Three months ended March 31,
	2023	2022
Revenue from contracts with customers	$135,836	121,777
Alternative revenue programs, net	(1,391)	(1,927)
Other balancing and memorandum accounts, net	1,795	2,430
Other regulatory mechanisms, net	(391)	666
Rental income	1,447	1,356
	$137,296	124,302
Real Estate Investments and Nonutility Properties
The major components of real estate investments and nonutility properties as of March 31, 2023, and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022
Land	$918	12,615
Buildings and improvements	470	45,418
Subtotal	1,388	58,033
Less: accumulated depreciation and amortization	190	17,158
Total	$1,198	40,875
In March 2023, SJW Land Company entered into a broker agreement to sell its warehouse buildings and land property located in Knoxville, Tennessee. The company reclassified the Tennessee properties from held-and-used to held-for-sale at March 31, 2023. The company’s intention is to complete the sale of these assets within a twelve month period. The company recorded the Tennessee properties at the lower of their carrying value or estimated fair value less cost to sell, and also stopped recording

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2023
(in thousands, except share and per share data)

depreciation on assets held for sale. The company's broker provided the estimated fair value of the Tennessee properties and we subtracted the estimated costs to sell from that calculated fair value. The resulting net fair value of the Tennessee properties exceeded their carrying value, and accordingly no impairment was recorded.
The sale of the Tennessee properties does not represent a strategic shift that has or will have a major effect on SJW Group; therefore, the sale does not qualify for treatment as a discontinued operation.
The Tennessee warehouse buildings and land property is included in SJW Group’s “Real Estate Services” reportable segment in Note 9, “Segment and Non-Tariffed Business Reporting.” The following represents the major components of the Tennessee warehouse building and land property recorded in assets held-for-sale on the condensed consolidated balance sheets as of March 31, 2023:

March 31, 2023
Land	$13,170
Buildings and improvements	44,950
Subtotal	58,120
Less: accumulated depreciation and amortization	17,270
Total	$40,850
On February 15, 2022, the California Public Utilities Commission (“CPUC”) review on a SJWC nonutility property sold in October 2021 was completed and the deferred gain of $5,442 was recognized as gain on sale in the first quarter of 2022.
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2023, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2023, approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three months ended March 31, 2023. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was approximately $1,383,468 and $1,294,354 as of March 31, 2023, and December 31, 2022, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,564,636 and $1,496,325 as of March 31, 2023, and December 31, 2022, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,848 and $2,809 as of March 31, 2023, and December 31, 2022, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2023 and 2022, 8,855 and 10,860 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2023
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets, net are comprised of the following as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Regulatory assets:
Income tax temporary differences, net	$46,601	43,434
Postretirement pensions and other postretirement benefits	31,021	31,493
Business combinations debt premium, net	16,761	17,396
Monterey Water Revenue Adjustment Mechanism (“MWRAM”)	14,171	10,864
Water Conservation Memorandum Account (“WCMA”)	(7,150)	(5,039)
2022 General Rate Case Interim Memorandum Account	18,716	20,650
Cost recovery accounts	11,308	16,545
All other balancing and memorandum accounts	3,267	2,749
Water Revenue Adjustment (“WRA”)	(7,283)	(4,488)
Other, net	9,946	9,739
Total regulatory assets, net in Condensed Consolidated Balance Sheets	137,358	143,343
Less: current regulatory assets, net	10,019	16,068
Total regulatory assets, net, less current portion	$127,339	127,275
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and revenue authorized by the CPUC to offset those expense changes. In 2022, SJWC’s general rate case decision approved the use of the Full Cost Balancing Account to track the water supply costs and energy consumption. The MWRAM balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC records the lost revenue captured in the WCMA balancing accounts. Drought surcharges collected are used to offset the revenue losses tracked in the WCMA.
All balancing accounts and memorandum accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.
Connecticut Water has established WRA, a decoupling mechanism, to mitigate risk associated with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or surcredit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings.
As of March 31, 2023, and December 31, 2022, SJW Group’s regulatory assets, net, not earning a return primarily included postretirement pensions and the unfunded amount of other medical benefits, and business combination debt premiums, net. The total amount of regulatory assets, net not earning a return at March 31, 2023, and December 31, 2022, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $51,002 and $52,066, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2023
(in thousands, except share and per share data)

Note 3.Capitalization
In March 2023, SJW Group entered into an Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between the Company and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which the Company increased the aggregate gross sales price of shares of the Company’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the three months ended March 31, 2023, SJW Group issued and sold a total of 547,820 shares of common stock with a weighted average price of $76.10 per share and received approximately $40,997 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 1,432,671 shares of common stock with a weighted average price of $74.46 for a total net proceeds of $104,429 and has $133,323 remaining under the Equity Distribution Agreement to issue into shares.

Note 4.Bank Borrowings and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations. Water Utility Services has received advance deposit payments from its customers and developers on certain construction projects. The refunds of the advance deposit payments constitute an obligation of the respective entities.
Long-term Financing Agreements
In July 2022, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance, Metropolitan Life Insurance, Northwestern Mutual Life Insurance, and John Hancock Life Insurance (collectively the “Purchasers”), pursuant to which the company will sell an aggregate principal amount of $70,000 of its 4.85% Senior Notes, Series P (“Series P Notes”) to the Purchasers. The Series P Notes are unsecured obligations of SJWC and are due on February 1, 2053. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series P Notes are outstanding. The Series P Notes are also subject to customary events of default. The closing of the note purchase agreement occurred on January 25, 2023.

Note 5.Income Taxes
For the three months ended March 31, 2023, and 2022, income tax expense was $1,078 and $1,067, respectively. The effective consolidated income tax rates were 9% and 22% for the three months ended March 31, 2023 and 2022, respectively. The lower effective tax rate for the three months ended March 31, 2023, was primarily due to discrete tax items.
SJW Group unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $9,203 and $9,004 as of March 31, 2023, and December 31, 2022, respectively.
SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of a lapse of the statute of limitations.

Note 6.Commitments and Contingencies
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 7.Benefit Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC and CTWS employees hired before March 31, 2008, and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Starting in 2023, Texas Water employees are also eligible to participate under SJWC’s cash balance plan. Certain CTWS employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009, are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2023
(in thousands, except share and per share data)

In addition, senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CTWS, are eligible to receive additional retirement benefits under supplemental executive retirement plans and retirement contracts. SJWC’s senior management hired on or after March 31, 2008, are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan. The supplemental retirement plans and Cash Balance Executive Supplemental Retirement Plan are non-qualified plans in which only senior management and other designated members of management may participate. SJW Group also provides health care and life insurance benefits for retired employees under employer-sponsored postretirement benefits that are not pension plans.
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three months ended March 31, 2023, and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Service cost	$2,052	2,652
Interest cost	3,874	2,860
Expected return on assets	(4,286)	(5,043)
Unrecognized actuarial loss	466	1,164
Amortization of prior service cost	4	4
Total	$2,110	1,637
In 2023, SJW Group expects to make required and discretionary cash contributions of up to $8,120 to the pension plans and other postretirement benefits. For the three months ended March 31, 2023, SJW Group has made no contributions to such plans.

Note 8.Equity Plans
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under the ESPP that was approved by SJW Group stockholders. As of March 31, 2023, 160,381 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 573,558 shares are available for award issuances under the Incentive Plan.
On April 26, 2023, SJW Group adopted the successor plans for the Incentive Plan and ESPP (collectively, the “Predecessor Plans”) to replace the Predecessor Plans. The Incentive Plan terminated on April 23, 2023 and ESPP will terminate on July 31, 2023. The 2023 Long-Term Incentive Plan reserves for a total of 1,142,000 shares of SJW Group’s common stock for issuance to employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the SJW Group and its subsidiaries. The 2023 Employee Stock Purchase Plan reserves for a total of 500,000 shares of SJW Group’s common stock for issuance for eligible employees to purchase common stock at a discount through accumulated payroll deductions. Remaining reserves for both of the Predecessor Plans will be terminated with the adoption of the successor plans.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2023
(in thousands, except share and per share data)

A summary of compensation costs charged to income and proceeds from the exercise of restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2023, and 2022:

	Three months ended March 31,
	2023	2022
Compensation costs charged to income:
ESPP	$191	185
Restricted stock and deferred restricted stock	1,008	1,367
Total compensation costs charged to income	$1,199	1,552
ESPP proceeds	$1,080	1,049
Restricted Stock and Deferred Restricted Stock
For the three months ended March 31, 2023, and 2022, SJW Group granted under the Incentive Plan 27,732 and 31,399, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value per unit of $77.88 and $68.37, respectively.
For the three months ended March 31, 2023, and 2022, SJW Group granted under the Incentive Plan 31,345 and 33,621 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value per unit of $80.05 and $70.35, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of March 31, 2023, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $7,537. This cost is expected to be recognized over a weighted-average period of 2.26 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses for its ESPP were $90 and $93 for the three months ended March 31, 2023 and 2022, respectively. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2023, for the ESPP is approximately $133. This cost is expected to be recognized during the second and third quarters of 2023.

Note 9.Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with five subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) Texas Water, a regulated water and non-tariffed wastewater utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, (iv) SJWNE LLC, a holding company for CTWS and its subsidiaries, Connecticut Water, Maine Water, NEWUS and Chester Realty, Inc., and (v) SJWTX Holdings, Inc. which was formed for the purpose of effecting a corporate reorganization of the water utility operations in Texas. SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff. The first segment provides water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, Texas Water, Maine Water, and NEWUS together referred to as “Water Utility Services”. The second segment consists of property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2023
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

	For Three Months Ended March 31, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$133,272	2,577	1,447	—	133,272	4,024	137,296
Operating expense	108,867	1,414	899	938	108,867	3,251	112,118
Operating income (loss)	24,405	1,163	548	(938)	24,405	773	25,178
Net income (loss)	13,222	618	425	(2,735)	13,222	(1,692)	11,530
Depreciation and amortization	25,686	84	303	223	25,686	610	26,296
Interest on long-term debt and other interest expense	10,547	—	—	5,225	10,547	5,225	15,772
Provision (benefit) for income taxes	2,724	323	142	(2,111)	2,724	(1,646)	1,078
Assets	$3,552,767	3,967	43,660	52,104	3,552,767	99,731	3,652,498

	For Three Months Ended March 31, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$120,518	2,428	1,356	—	120,518	3,784	124,302
Operating expense	101,451	3,979	909	1,374	101,451	6,262	107,713
Operating income (loss)	19,067	(1,551)	447	(1,374)	19,067	(2,478)	16,589
Net income (loss)	9,715	(1,317)	308	(4,969)	9,715	(5,978)	3,737
Depreciation and amortization	24,511	2,572	300	223	24,511	3,095	27,606
Interest on long-term debt and other interest expense	8,763	—	—	4,966	8,763	4,966	13,729
Provision (benefit) for income taxes	2,020	(437)	103	(619)	2,020	(953)	1,067
Assets	$3,403,006	4,139	44,361	60,370	3,403,006	108,870	3,511,876
____________________
(1)    The “All Other” category for the three months ended March 31, 2023, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis. SJWTX Holdings, Inc. had no activity for the three months ended March 31, 2023. For the three months ended March 31, 2022, “All Other” category includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.

Note 10.Acquisitions
On January 13, 2023, Texas Water reached agreements to acquire KT Water Development Ltd. and KT Water Resource L.P. for the purchase price of $7,338 and $53,500, respectively. KT Water Development Ltd. is an investor-owned water utility providing water to approximately 1,725 people through over 570 service connections in the Rockwall Ranch subdivision in southern Comal County, Texas. KT Water Resources L.P. is a privately-held company formed to develop wholesale water supplies for the fast-growing utilities of Comal County, Texas. The transaction is expected to close in the third quarter of 2023, pending the Public Utility Commission of Texas approval of the KT Water Development Ltd. acquisition.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
SJWC is a public utility in the business of providing water service to approximately 232,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area. The principal business of SJWC consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. SJWC provides water ser vice to customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, and Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. SJWC distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. SJWC also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements, and antenna site leases.
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
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 140,000 connections that serve a population of approximately 458,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services.
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
SJWTX, Inc., doing business as The Texas Water Company (“Texas Water”), is a public utility in the business of providing water service to approximately 26,000 connections that serve approximately 78,000 people and approximately 900 wastewater connections. In 2022, SJWTX, Inc. filed and was approved with the State of Texas an assumed named certificate to operate under the name The Texas Water Company. Texas Water was previously doing business as Canyon Lake Water Service Company. Texas Water’s service area comprises more than 268 square miles in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. Texas Water holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification Topic 810 with Texas Water as the primary beneficiary. As a result, Acequia has been consolidated with Texas Water. Texas Water is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In November 2021, SJWTX Holdings, Inc. and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings, Inc.. SJWTX Holdings, Inc. is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in Texas Water and TWOS.
SJW Land Company and Chester Realty, Inc. own undeveloped land and operate commercial buildings in Tennessee, California and Connecticut. SJW Land Company and Chester Realty, Inc. owned the following real properties during the three months ended March 31, 2023:

				% for Three months ended March 31, 2023 of Real Estate Services
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
Please also see Note 10 of “Notes to Condensed Consolidated Financial Statements” for SJW Group’s current acquisition activities.
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

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2022 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2022, that was filed with the Securities and Exchange Commission on February 24, 2023.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2022. Our significant accounting policies are described in our notes to the 2022 Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical or significant accounting policies during the three months ended March 31, 2023.

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
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2023, was $11,530, an increase of $7,793, or approximately 209%, from $3,737 for the same period in 2022. The increase in net income was primarily driven by rate increases in California and Maine, and the delay in SJWC's 2022 General Rate Case, a decrease in depreciation and amortization primarily due to a one-time impact related to amortization on certain Cupertino concession assets in the first quarter 2022 net of increases in depreciation related to new utility plant additions, offset by a one-time gain on sale of nonutility properties of $5,450 in the first quarter 2022.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2023	2022
Water Utility Services	$135,849	122,946
Real Estate Services	1,447	1,356
	$137,296	124,302
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2023 vs. 2022
	Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$(6,619)	(5)%
Increase in customers	1,006	1%
Rate increases	17,404	14%
Balancing and memorandum accounts:
Monterey Water Revenue Adjustment Mechanism	1,114	1%
Water Conservation Memorandum Account (“WCMA”)	498	—%
Other	410	—%
Other regulatory mechanisms	(1,019)	(1)%
Other	109	—%
Real Estate Services	91	—%
	$12,994	10%

Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2023	2022
Water Utility Services	$110,281	105,430
Real Estate Services	899	909
All Other	938	1,374
	$112,118	107,713
The change in consolidated operating expense was due to the following factors:

	Three months ended March 31, 2023 vs. 2022
	Increase/(decrease)
Water production expenses:
Change in surface water use	$(4,646)	(4)%
Change in usage and new customers	(7,031)	(7)%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	6,192	6%
Balancing and memorandum accounts cost recovery	6,156	6%
Total water production expenses	671	1%
Administrative and general	1,521	1%
Balance and memorandum account cost recovery	(1,382)	(1)%
Maintenance	(637)	(1)%
Property taxes and other non-income taxes	92	—%
Depreciation and amortization	(1,310)	(1)%
Gain on sale of nonutility properties	5,450	5%
	$4,405	4%
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
Due to many winter storms, Santa Clara County’s drought classification was changed in March 2023 from “Abnormally Dry” to “None.” In addition, the improved water conditions across the entire State of California have resulted in increased water allocations from the State Water Project (“SWP”) and the U.S Bureau of Reclamation’s Central Valley Project (“CVP”). The SWP and CVP allocations are currently 75% of contracted amounts or 24,439 million gallons, and 100% of contracted amounts or 38,906 million gallons, respectively. In April 2022, SWP allocation was 5% of contracted amounts or 1,629 million gallons, and CVP allocation was reduced to the Public Health and Safety limit due to an exceptionally dry beginning in 2022. On April 1, 2023, Valley Water’s 10 reservoirs were 68% of capacity with 36,785 million gallons of water in storage. Valley Water’s largest reservoir, Anderson, remains drained for a dam seismic retrofit project. Valley Water also reported that the managed groundwater recharge from January to March in the Santa Clara Plain was 148% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 24 feet higher than March 2022. According to Valley Water, the projected total groundwater storage at the end of 2023 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of March 31, 2023, SJWC’s Lake Elsman was 100.9% of capacity with 2,024 million gallons of water, approximately 160.7% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 79.59 inches for the period from July 1, 2022 through March 31, 2023, which is 239.2% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 1,469 million gallons of water through the first quarter, which is 238.8% of the five-year average.

SJWC’s Saratoga Water Treatment Plant treated 39 million gallons of water through the first quarter, which is 75% of the five-year average. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2023.
On April 11, 2023, Valley Water rescinded its water shortage emergency and 15% mandatory conservation target. Valley Water also established a 15% voluntary call for conservation and retained certain watering and water waste rules. On the same day, SJWC ended its Mandatory Conservation Plan, which included drought allocations and surcharges, and lowered its drought response from Stage 3 to Stage 1. SJWC’s request to continue its WCMA and Water Conservation Expense Memorandum Account (“WCEMA”) under the voluntary call for conservation is pending before the CPUC.
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
Texas Water’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. Texas Water has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide Texas Water with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. Texas Water also has raw water supply agreements with the Lower Colorado River Authority and West Travis Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
Water sources at Maine Water vary among the individual systems, but overall approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. Maine Water has a water supply agreement with the Kennebec Water District expiring in 2040.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2023	2022
Purchased water	3,388	3,764	(376)	(4)%
Groundwater	2,068	3,858	(1,790)	(17)%
Surface water	3,303	2,567	736	7%
Reclaimed water	65	125	(60)	(1)%
	8,824	10,314	(1,490)	(15)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for March 31, 2023, and 2022 approximated 7.5% and 7.2%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for March 31, 2023, and 2022 approximated 13.9% for each of the respective periods, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses of $671 for the three months ended March 31, 2023, compared to the same period in 2022, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, and other production expenses, offset by a decrease in customer usage and an increase in available surface water for SJWC. Effective July 1, 2022, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $3,734 for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily attributable to the $5,450 gain on sale of nonutility properties recorded in the prior year, partially offset by decreases in depreciation and amortization due to a $2,400 one-time impact related to amortization on certain Cupertino concession assets in the first quarter 2022 net of increases in depreciation related to new utility plant additions, and a decrease in maintenance expenses due to the timing of contract work and materials expenses.
Other (Expense) Income
For the three months ended March 31, 2023, compared to the same period in 2022, the change in other (expense) income was primarily due to a true-up on prior real estate sale transactions, an increase in the return from retirement plan assets, and an increase in pension non-service cost.
Provision for Income Taxes
For the three months ended March 31, 2023, compared to the same period in 2022, income tax expense increased by $11.
The effective consolidated income tax rates were 9% and 22% for the three months ended March 31, 2023 and 2022, respectively. The lower effective tax rate for the three months ended March 31, 2023, was primarily due to discrete tax items.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6,418 or 1.61% in 2022. The application also proposes a rate of return of 8.11%, an increase from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30% which is an increase from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. Intervenors in this proceeding, namely the Public Advocates Office and Water Rate Advocates for Transparency, Equity, and Sustainability, have suggested a lower return on equity while the latter has also suggested a higher cost of debt and different capital structure as part of their testimonies. If approved, new rates are expected to become effective in the third quarter of 2023.
SJWC filed Advice Letter No. 585 on November 10, 2022 to recover $20,554 in the Interim Rates Memorandum Account in accordance with the 2022 GRC Decision. Advice Letter No. 585 was approved with an effective date of January 1, 2023.
SJWC filed Advice Letter No. 586 on November 18, 2022 to increase revenue requirement by $18,418 or 4% for the escalation year increase in accordance with the 2022 GRC Decision. Advice Letter No. 586 was approved with an effective date of January 1, 2023.
SJWC filed Advice Letter No. 590 on April 6, 2023 to recover $14,196 under-collection in its Monterey-Water Revenue Adjustment Mechanism Balancing Account as of March 31, 2023. SJWC proposed that this amount be recovered via a 12-month volume surcharge. This filing is pending before the CPUC.
SJWC filed Advice Letter No. 592 on April 20, 2023 to continue its WCMA and WCEMA under Valley Water’s voluntary call for 15% conservation. This filing is pending before the CPUC.
Connecticut Regulatory Affairs
On January 26, 2023, Connecticut Water filed for a Water Infrastructure Conservation Adjustment (“WICA”) increase of $3,253 in annualized revenues for approximately $27,775 in completed projects. PURA approved the Company’s application on March 22, 2023. On January 25, 2023 Connecticut Water filed its 2022 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 29, 2023 and effective for 12 months beginning April 1, 2023, replaced the expiring 2021 reconciliation credit of 0.02% with a credit of 0.16%. The cumulative WICA surcharge as of April 1, 2023 is 6.19%, collecting $6,544 on an annual basis.
On February 27, 2023 Connecticut Water filed its 2022 Water Revenue Adjustment mechanism (“WRA”). The mechanism reconciles 2022 revenues as authorized in the Company’s most recent rate case. The 2022 WRA, as approved by PURA on March 24, 2023 and effective for 12 months beginning on April 1, 2023 imposes a 4.97% surcredit on customer bills to refund the 2022 revenue over-collection.

Texas Regulatory Affairs
Texas Water has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the PUCT under Docket No. 54430 on December 30, 2022. This filing will allow Texas Water to add certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. The SIC is projected to increase Texas Water’s water revenue by $1,596 and sewer revenue by $29 within one year of the approval from the PUCT. The PUCT will determine the completeness of the application and sufficiency of the notices on April 11, 2023. Once the PUCT files the final order approving the SIC, Texas Water will be required to file a general rate case within four years. Texas Water will incrementally increase its SIC annually until that rate case. Texas Water expects to receive the final order during the second half of 2023. Notwithstanding the SIC filing, Texas Water will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek, and Kendall West customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
Texas Water plans to acquire a system owned by KT Water Development that provides service to approximately 570 residential connections using the fair market value process and filed rate doctrine. Texas Water filed its Sales, Transfer, and Merger application with the PUCT on January 3, 2023 under Docket No. 54530. The PUCT found the application to be administratively complete on March 7, 2023. Texas Water mailed the customer notices to all KT Water customers on March 24, 2023.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, Maine Water agreed to file a final phase of the rate case by April 1, 2023. The third filing was submitted on March 31, 2023. The filing requested an increase in revenue requirement of $2,949, or 19.9% and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested.
On February 28, 2022, Maine Water filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions. On February 2, 2023, Maine Water Company received final decisions from the MPUC on four general rate cases filed in 2022. The rate increases are retroactively effective for January 1, 2023, and authorize a $692 increase in annual revenues.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2023, SJW Group generated cash flows from operations of approximately $50,600, compared to $45,300 for the same period in 2022. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $5,300. This increase was the result of a combination of the following factors: (1) general working capital and net income, adjusted for non-cash items, increased by $11,800, (2) an increase in collections from accounts receivable and accrued unbilled utility revenue of $3,900, and (3) an increase of $3,200 in regulatory assets primarily due to the recognition of balancing and memorandum accounts, offset by (4) payments of amounts previously invoiced and accrued including accrued production costs, decreased by $9,100, and (5) a decrease of $4,500 in other changes primarily due to prior funds received from the State of California Water and Wastewater Arrearages Payment Program.
As of March 31, 2023, Water Utility Services’ write-offs for uncollectible accounts represented 2% of its total revenue, increased from less than 1% as of March 31, 2022. The increase in write-offs from prior year is due to the end of state moratoriums to halt collection efforts related to the COVID pandemic. Management believes that the collection rate for its accounts receivables will gradually return to pre-pandemic levels now that service disconnections are once again allowable in order to mitigate payment delinquencies.
Cash Flow from Investing Activities
During the three months ended March 31, 2023, SJW Group used cash flows from investing activities of approximately $55,000, compared to $49,400 for the same period in 2022. SJW Group used approximately: (1) $52,400 of cash for company-funded capital expenditures, (2) $2,700 for developer-funded capital expenditures, and (3) $200 for utility plant retirements.

Water Utility Services’ estimated capital expenditures for 2023, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $255,000. As of March 31, 2023, approximately $52,400 or 21% of the $255,000 has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,350,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
The Water Utility Services’ distribution systems were constructed during the period from the early 1900’s through today. Expenditure levels for renewal and modernization will occur as the components reach the end of their useful lives. In most cases, replacement costs will significantly exceed the original installation costs of the retired assets due to increases in the costs of goods and services and increased regulation.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023, increased by approximately $5,300 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings and repayments on long-term debt of $70,200, and (2) an increase in net proceeds from our common stock equity offerings of $41,000, offset by (3) a decrease in net borrowings and repayments on our lines of credit of $100,100, and (4) $4,400 decrease in net cash receipts from advances and contributions in aid of construction.

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
A summary of the line of credit agreements as of March 31, 2023, are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion

Syndicated credit agreement:	August 2, 2027
SJW Group		$50,000	—	50,000
SJWC		140,000	25,000	115,000
CTWS		90,000	—	90,000
Texas Water		20,000	—	20,000
Total syndicated credit agreement		300,000	25,000	275,000
CTWS credit agreement	December 14, 2023	10,000	7,433	2,567
CTWS credit agreement	May 15, 2025	40,000	40,000	—
		$350,000	72,433	277,567
During the three months ended March 31, 2023, cost of borrowing on the lines of credit averaged 5.74% compared to 1.64% in the same period in 2022.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of March 31, 2023, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.

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
Equity Financing Arrangements
On March 1, 2023, SJW Group entered into an Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between the Company and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which the Company increased the aggregate gross sales price of shares of the Company’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the three months ended March 31, 2023, SJW Group issued and sold a total of 547,820 shares of common stock with a weighted average price of $76.10 per share and received approximately $40,997 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 1,432,671 shares of common stock with a weighted average price of $74.46 for a total net proceeds of $104,429 and has $133,323 remaining to issue from the sale of shares as of March 31, 2023 under the Equity Distribution Agreement.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2023 and 2022 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. The current Standard & Poor’s Rating Service assigned company rating for SJW Group with a stable outlook is an A-, for SJWC with a stable outlook is an A, CTWS with a stable outlook is an A-, and Connecticut Water with a stable outlook is an A-.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the company’s variable rate lines of credit. SJW Group’s subsidiaries sponsor noncontributory pension and other post-retirement plans for its employees. Pension and other post-retirement costs and the funded status of the plans may be affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation.
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

There has been no change in internal control over financial reporting during the first fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2022 and our other public filings, which could materially affect our business, financial condition or future results. There has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2022.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On April 26, 2023, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.38 per share of common stock. The dividend will be paid on June 1, 2023, to stockholders of record as of the close of business on May 8, 2023.
Information Web Sites
SJW Group posts information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1
Amendment 1, dated March 1, 2023, to the Equity Distribution Agreement, dated November 17, 2021, by and among the Company, J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 1.1 to the Form 8-K filed on March 2, 2023. (1)

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

SJW GROUP

DATE:	May 1, 2023	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer (Principal financial officer)