Form 10-Q
period 2023-06-30
SJW GROUP
filed 2023-07-31
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
As of July 25, 2023, there were 31,768,933 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE	$156,886	149,041	$294,182	273,343
OPERATING EXPENSE:
Production Expenses:
Purchased water	32,592	26,352	55,010	45,569
Power	2,379	3,394	4,578	6,474
Groundwater extraction charges	14,994	18,360	25,353	32,288
Other production expenses	11,921	11,596	23,964	21,719
Total production expenses	61,886	59,702	108,905	106,050
Administrative and general	23,527	23,260	47,871	47,465
Maintenance	6,298	6,891	12,356	13,586
Property taxes and other non-income taxes	7,896	7,579	16,297	15,888
Depreciation and amortization	26,121	25,207	52,417	52,813
Gain on sale of nonutility property	—	—	—	(5,450)
Total operating expense	125,728	122,639	237,846	230,352
OPERATING INCOME	31,158	26,402	56,336	42,991
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(16,397)	(14,241)	(32,169)	(27,970)
Pension non-service cost	(102)	941	(166)	1,890
Other, net	2,115	824	5,381	1,819
Income before income taxes	16,774	13,926	29,382	18,730
Provision for income taxes	(1,512)	2,368	(434)	3,435
NET INCOME	18,286	11,558	29,816	15,295
Other comprehensive income (loss), net	9	(248)	102	(429)
COMPREHENSIVE INCOME	$18,295	11,310	$29,918	14,866

EARNINGS PER SHARE
Basic	$0.58	0.38	$0.96	0.51
Diluted	$0.58	0.38	$0.95	0.50
DIVIDENDS PER SHARE	$0.38	0.36	$0.76	0.72
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	31,499,068	30,244,511	31,219,324	30,234,381
Diluted	31,594,494	30,346,040	31,319,248	30,341,065

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Utility plant:
Land	$41,386	39,982
Depreciable plant and equipment	3,761,749	3,661,285
Construction in progress	141,179	116,851
Intangible assets	35,947	35,959
Total utility plant	3,980,261	3,854,077
Less accumulated depreciation and amortization	1,277,102	1,223,760
Net utility plant	2,703,159	2,630,317

Real estate investments and nonutility properties	1,388	58,033
Less accumulated depreciation and amortization	191	17,158
Net real estate investments and nonutility properties	1,197	40,875

CURRENT ASSETS:
Cash and cash equivalents	25,474	12,344
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $6,414 and $5,753 on June 30, 2023 and December 31, 2022, respectively	58,545	59,172
Other	4,814	5,560
Accrued unbilled utility revenue	50,555	45,722
Assets held for sale	40,850	—
Prepaid expenses	9,152	9,753
Current regulatory assets, net	5,968	16,068
Other current assets	6,075	6,095
	201,433	154,714
OTHER ASSETS:
Net regulatory assets, less current portion	130,009	127,275
Investments	16,136	14,819
Goodwill	640,311	640,311
Other	19,913	24,313
	806,369	806,718
	$3,712,158	3,632,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 31,731,030 on June 30, 2023 and 30,801,912 on December 31, 2022	$32	31
Additional paid-in capital	716,642	651,004
Retained earnings	464,464	458,356
Accumulated other comprehensive income	1,578	1,477
Total stockholders’ equity	1,182,716	1,110,868
Long-term debt, less current portion	1,519,281	1,491,965
	2,701,997	2,602,833

CURRENT LIABILITIES:
Lines of credit	83,310	159,578
Current portion of long-term debt	44,328	4,360
Accrued groundwater extraction charges, purchased water and power	23,006	19,707
Accounts payable	36,446	29,581
Accrued interest	15,680	13,907
Accrued payroll	10,011	11,908
Income tax payable	4,604	2,696
Other current liabilities	20,569	22,913
	237,954	264,650

DEFERRED INCOME TAXES	228,976	218,155
ADVANCES FOR CONSTRUCTION	140,005	137,696
CONTRIBUTIONS IN AID OF CONSTRUCTION	327,280	323,668
POSTRETIREMENT BENEFIT PLANS	53,001	59,738
OTHER NONCURRENT LIABILITIES	22,945	25,884
COMMITMENTS AND CONTINGENCIES
	$3,712,158	3,632,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2022	30,801,912	$31	$651,004	$458,356	$1,477	$1,110,868
Net income	—	—	—	11,530	—	11,530
Unrealized gain on investment, net of taxes of $0	—	—	—	—	93	93
Stock-based compensation	—	—	1,199	(22)	—	1,177
Issuance of restricted and deferred stock units	38,776	—	(1,538)	—	—	(1,538)
Employee stock purchase plan	16,410	—	1,080	—	—	1,080
Common stock issuance, net of costs	570,026	—	40,997	—	—	40,997
Dividends paid ($0.38 per share)	—	—	—	(11,722)	—	(11,722)
BALANCES, March 31, 2023	31,427,124	31	692,742	458,142	1,570	1,152,485
Net income	—	—	—	18,286	—	18,286
Unrealized gain on investment, net of tax of $(37)	—	—	—	—	8	8
Stock-based compensation	—	—	1,139	(17)		1,122
Issuance of restricted and deferred stock units	13,429	—	(20)	—	—	(20)
Common stock issuance costs	290,477	1	22,781	—	—	22,782
Dividends paid ($0.38 per share)	—	—	—	(11,947)	—	(11,947)
BALANCES, June 30, 2023	31,731,030	$32	$716,642	$464,464	$1,578	$1,182,716

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2021	30,181,348	$30	$606,392	$428,260	$(163)	$1,034,519
Net income	—	—	—	3,737	—	3,737
Unrealized loss on investment, net of taxes of $67	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	1,552	(20)	—	1,532
Issuance of restricted and deferred stock units	37,879	—	(1,269)	—	—	(1,269)
Employee stock purchase plan	17,918	—	1,049	—	—	1,049
Common stock issuance, net of costs	—	—	(87)	—	—	(87)
Dividends paid ($0.36 per share)	—	—	—	(10,882)	—	(10,882)
BALANCES, March 31, 2022	30,237,145	30	607,637	421,095	(344)	1,028,418
Net income	—	—	—	11,558	—	11,558
Unrealized loss on investment, net of tax of $0	—	—	—	—	(248)	(248)
Stock-based compensation	—	—	1,041	(23)		1,018
Issuance of restricted and deferred stock units	10,529	—	(6)	—	—	(6)
Common stock issuance, net of costs	—	—	(6)	—	—	(6)
Dividends paid ($0.36 per share)	—	—	—	(10,889)	—	(10,889)
BALANCES, June 30, 2022	30,247,674	$30	$608,666	$421,741	$(592)	$1,029,845

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$29,816	15,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,510	53,830
Deferred income taxes	8,706	2,239
Stock-based compensation	2,338	2,593
Allowance for equity funds used during construction	(1,111)	(1,084)
Gain on sale of nonutility property	—	(5,450)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(3,687)	(8,487)
Accounts payable and other current liabilities	(107)	(1,158)
Accrued groundwater extraction charges, purchased water and power	3,300	7,598
Tax receivable and payable, and other accrued taxes	(3,367)	(22)
Postretirement benefits	(628)	459
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	12,142	17,284
Other changes, net	(3,548)	501
NET CASH PROVIDED BY OPERATING ACTIVITIES	97,364	83,598
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(115,749)	(101,611)
Contributions in aid of construction	(9,287)	(13,332)
Additions to real estate investments	—	(546)
Payments to retire utility plant, net of salvage	(468)	(1,836)
Proceeds from sale of nonutility properties	—	227
Other changes, net	125	(33)
NET CASH USED IN INVESTING ACTIVITIES	(125,379)	(117,131)
FINANCING ACTIVITIES:
Borrowings on line of credit	39,828	88,664
Repayments on line of credit	(116,095)	(10,324)
Long-term borrowings	70,000	15,000
Repayments of long-term borrowings	(1,560)	(51,612)
Issuance of common stock, net of issuance costs	63,779	—
Dividends paid	(23,669)	(21,771)
Receipts of advances and contributions in aid of construction	11,047	15,769
Refunds of advances for construction	(1,341)	(1,345)
Other changes, net	(844)	(316)
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,145	34,065
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13,130	532
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,344	12,119
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	25,474	12,651
LESS RESTRICTED CASH, END OF PERIOD	—	602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,474	12,049

Cash paid during the period for:
Interest	$31,656	30,189
Income taxes	655	458
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$27,580	18,502
Utility property installed by developers	938	1,066

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
SJW Group is a holding company with five wholly-owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX, Inc., SJW Land Company, and SJWTX Holdings, Inc. SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly-subsidiaries are The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. SJWTX Holdings, Inc. is a holding company that was formed with the purpose of effecting a corporate reorganization of our water utility operations in Texas. Texas Water Resources, LLC was formed as a subsidiary of SJWTX Holdings, Inc. to hold future wholesale water supply assets. SJWC, Connecticut Water, SJWTX, Inc. doing business as The Texas Water Company (“Texas Water”), Maine Water and NEWUS are referred to as “Water Utility Services”. SJW Land Company and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
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
The major streams of revenue for SJW Group are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue from contracts with customers	$159,724	148,657	$295,560	270,434
Alternative revenue programs, net	(2,204)	(2,982)	(3,595)	(4,909)
Other balancing and memorandum accounts, net	(1,617)	2,432	178	4,862
Other regulatory mechanisms, net	(433)	(432)	(824)	234
Rental income	1,416	1,366	2,863	2,722
	$156,886	149,041	$294,182	273,343
Real Estate Investments and Nonutility Properties
The major components of real estate investments and nonutility properties as of June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023	December 31, 2022
Land	$918	12,615
Buildings and improvements	470	45,418
Subtotal	1,388	58,033
Less: accumulated depreciation and amortization	191	17,158
Total	$1,197	40,875
In March 2023, SJW Land Company entered into a broker agreement to sell its warehouse buildings and land property located in Knoxville, Tennessee. The company reclassified the Tennessee properties from held-and-used to held-for-sale at March 31,

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2023
(in thousands, except share and per share data)

2023. The company’s intention is to complete the sale of these assets within a twelve month period. The company recorded the Tennessee properties at the lower of their carrying value or estimated fair value less cost to sell, and also stopped recording depreciation on assets held for sale. The company's broker provided the estimated fair value of the Tennessee properties. The estimated costs to sell was subtracted to estimate the fair value. The resulting net fair value of the Tennessee properties exceeded their carrying value, and accordingly no impairment was recorded.
The sale of the Tennessee properties does not represent a strategic shift that has or will have a major effect on SJW Group; therefore, the sale does not qualify for treatment as a discontinued operation.
The Tennessee warehouse buildings and land property is included in SJW Group’s “Real Estate Services” reportable segment in Note 9, “Segment and Non-Tariffed Business Reporting”. The following represents the major components of the Tennessee warehouse building and land property recorded in assets held-for-sale on the condensed consolidated balance sheets as of June 30, 2023:

June 30, 2023
Land	$13,170
Buildings and improvements	44,950
Subtotal	58,120
Less: accumulated depreciation and amortization	17,270
Total	$40,850
On February 15, 2022, the California Public Utilities Commission (“CPUC”) review on a SJWC nonutility property sold in October 2021 was completed and the deferred gain of $5,442 was recognized as gain on sale in the first quarter of 2022.
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2023, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2023, approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and six months ended June 30, 2023. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was $1,354,865 and $1,294,354 as of June 30, 2023 and December 31, 2022, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,563,609 and $1,496,325 as of June 30, 2023 and December 31, 2022, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,808 and $2,809 as of June 30, 2023 and December 31, 2022, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under SJW Group’s employee stock purchase plans. For the three months ended June 30, 2023 and 2022, 1,843 and 4,964 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2023 and 2022, 10,698 and 15,824 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2023
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets, net are comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Regulatory assets:
Income tax temporary differences, net	$54,110	43,434
Postretirement pensions and other postretirement benefits	30,548	31,493
Business combinations debt premium, net	16,125	17,396
Monterey Water Revenue Adjustment Mechanism (“MWRAM”)	15,834	10,864
Water Conservation Memorandum Account (“WCMA”)	(7,621)	(5,039)
2022 General Rate Case Interim Memorandum Account	15,108	20,650
Cost recovery balancing and memorandum accounts	6,225	16,545
All other balancing and memorandum accounts	3,698	2,749
Water Revenue Adjustment (“WRA”)	(8,063)	(4,488)
Other, net	10,013	9,739
Total regulatory assets, net in Condensed Consolidated Balance Sheets	135,977	143,343
Less: current regulatory assets, net	5,968	16,068
Total regulatory assets, net, less current portion	$130,009	127,275
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
SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC records the lost revenue captured in the WCMA balancing accounts. Drought surcharges collected are used to offset the revenue losses tracked in the WCMA. Mandatory water conservation requirements from Santa Clara Valley Water District ended on April 11, 2023, which also ended SJWC’s Mandatory Conservation Plan, that included drought allocations and surcharges.
All balancing accounts and memorandum accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.
Connecticut Water has been authorized by the Connecticut Public Utilities Regulatory Authority to utilize a WRA, a decoupling mechanism, to mitigate risk with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or surcredit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings.
As of June 30, 2023 and December 31, 2022, SJW Group’s regulatory assets, net, not earning a return primarily included postretirement pensions and the unfunded amount of other medical benefits, and business combination debt premiums, net. The total amount of regulatory assets, net not earning a return at June 30, 2023 and December 31, 2022, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $49,958 and $52,066, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2023
(in thousands, except share and per share data)

Note 3.Capitalization
In March 2023, SJW Group entered into an Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which SJW Group increased the aggregate gross sales price of shares of SJW Group’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the three and six months ended June 30, 2023, SJW Group issued and sold a total of 312,683 and 860,503 shares of common stock, respectively, with a weighted average price of $74.60 and $75.56 per share, respectively, and received $22,782 and $63,779 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 1,745,354 shares of common stock with a weighted average price of $74.49 for a total net proceeds of $127,210 and has $109,995 remaining under the Equity Distribution Agreement to issue into shares.

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
Long-term Financing Agreements
In July 2022, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance, Metropolitan Life Insurance, Northwestern Mutual Life Insurance, and John Hancock Life Insurance (collectively the “Purchasers”), pursuant to which SJWC will sell an aggregate principal amount of $70,000 of its 4.85% Senior Notes, Series P (“Series P Notes”) to the Purchasers. The Series P Notes are unsecured obligations of SJWC and are due on February 1, 2053. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series P Notes are outstanding. The Series P Notes are also subject to customary events of default. The closing of the note purchase agreement occurred on January 25, 2023.

Note 5.Income Taxes
For the three and six months ended June 30, 2023, income tax benefit was $1,512 and $434, respectively. Income tax expense for the three and six months ended June 30, 2022, was $2,368 and $3,435, respectively. The effective consolidated income tax rates were (9)% and 17% for the three months ended June 30, 2023 and 2022, respectively, and (1)% and 18% for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the three and six months ended June 30, 2023, was primarily due to the partial release of an uncertain tax position reserve.
In April 2023, the Internal Revenue Service issued additional tax guidance that has allowed the company to revisit certain historical income tax reserves. Pursuant to the issuance of this guidance, which provided additional clarification regarding some of the uncertain tax areas, the company re-evaluated the risk relating to repair deductions. The result of the analysis led to a partial release of an uncertain tax position reserve of $3,087. The release relates to repairs expenditures that are more likely than not to be sustained on audit.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $5,877 and $9,004 as of June 30, 2023 and December 31, 2022, respectively.
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
June 30, 2023
(in thousands, except share and per share data)

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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and six months ended June 30, 2023 and 2022 are as follows:

	Pension Benefits		Other Benefits
	Three months ended June 30,
	2023	2022	2023	2022
Service cost	$1,892	2,397	$160	255
Interest cost	3,557	2,642	317	219
Expected return on assets	(4,069)	(4,824)	(217)	(221)
Unrecognized actuarial loss	554	1,275	(88)	(75)
Amortization of prior service cost	4	4	—	—
Total	$1,938	1,494	$172	178

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2023	2022	2023	2022
Service cost	$3,784	4,794	$320	510
Interest cost	7,115	5,283	634	438
Expected return on assets	(8,138)	(9,646)	(434)	(442)
Unrecognized actuarial loss	1,108	2,515	(176)	(151)
Amortization of prior service cost	7	8	—	—
Total	$3,876	2,954	$344	355
In 2023, SJW Group expects to make required and discretionary cash contributions of up to $8,120 to the pension plans and other postretirement benefits. For the three and six months ended June 30, 2023, SJW Group has made $4,060 of contributions to such plans.

Note 8.Equity Plans
SJW Group’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under SJW Group’s employee stock purchase plan. As of June 30, 2023, 156,299 shares are issuable upon the vesting of outstanding

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2023
(in thousands, except share and per share data)

restricted stock units and deferred restricted stock units and an additional 1,132,390 shares are available for award issuances under the long-term incentive plans.
On April 26, 2023, SJW Group adopted the successor plans, 2023 Long-Term Incentive Plan and 2023 Employee Stock Purchase Plan, to replace the Amended and Restated Long-Term Incentive Plan (the, “Predecessor Incentive Plan”) and 2014 Employee Stock Purchase Plan (the, “Predecessor ESPP”), respectively. The Predecessor Incentive Plan terminated on April 23, 2023 and Predecessor ESPP terminated on July 31, 2023. Each outstanding award under the Predecessor Incentive Plan will remain outstanding under the Predecessor Incentive Plan and shall be governed solely by the terms of the documents evidencing such awards. The 2023 Long-Term Incentive Plan reserves a total of 1,142,000 shares of SJW Group’s common stock for issuance to employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the SJW Group and its subsidiaries. The 2023 Employee Stock Purchase Plan reserves for a total of 500,000 shares of SJW Group’s common stock for issuance for eligible employees to purchase common stock at a discount through accumulated payroll deductions. Remaining reserves for both of the predecessor plans will be terminated with the adoption of the successor plans.
A summary of compensation costs charged to income and proceeds from the exercise of restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Compensation costs charged to income:
ESPP	$—	—	$191	185
Restricted stock and deferred restricted stock	1,139	1,041	2,147	2,408
Total compensation costs charged to income	$1,139	1,041	$2,338	2,593
ESPP proceeds	$—	—	$1,080	1,049
Restricted Stock and Deferred Restricted Stock
For the three months ended June 30, 2023, and 2022, SJW Group granted 9,610 and 12,604, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value per unit of $75.28 and $58.04, respectively. For the six months ended June 30, 2023 and 2022, SJW Group granted 37,342 and 44,003, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value per unit of $77.21 and $65.41, respectively.
For the three months ended June 30, 2023, no performance-based or market-based restricted stock awards were granted. For the three months ended June 30, 2022, SJW Group granted 32 target units performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value per unit of $66.14. For the six months ended June 30, 2023 and 2022, SJW Group granted 31,345 and 33,653 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value per unit of $80.05 and $70.35, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of June 30, 2023, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $7,121. This cost is expected to be recognized over a weighted-average period of 1.99 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses for its ESPP were $106 and $196 for the three and six months ended June 30, 2023, respectively, and $89 and $182 for the three and six months ended June 30, 2022, respectively. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2023, for the employee stock purchase plan is approximately $34. This cost is expected to be recognized during the third quarter of 2023.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2023
(in thousands, except share and per share data)

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

	For Three Months Ended June 30, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$152,525	2,945	1,416	—	152,525	4,361	156,886
Operating expense	122,678	1,789	661	600	122,678	3,050	125,728
Operating income (loss)	29,847	1,156	755	(600)	29,847	1,311	31,158
Net income (loss)	20,510	596	544	(3,364)	20,510	(2,224)	18,286
Depreciation and amortization	25,811	85	1	224	25,811	310	26,121
Interest on long-term debt and other interest expense	10,846	—	—	5,551	10,846	5,551	16,397
Provision (benefit) for income taxes	102	320	243	(2,177)	102	(1,614)	(1,512)
Assets	$3,605,238	4,480	43,714	58,726	3,605,238	106,920	3,712,158

	For Three Months Ended June 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$144,261	3,414	1,366	—	144,261	4,780	149,041
Operating expense	119,430	1,797	915	497	119,430	3,209	122,639
Operating income (loss)	24,831	1,617	451	(497)	24,831	1,571	26,402
Net income (loss)	12,765	1,768	323	(3,298)	12,765	(1,207)	11,558
Depreciation and amortization	24,458	165	301	283	24,458	749	25,207
Interest on long-term debt and other interest expense	9,805	—	(3)	4,439	9,805	4,436	14,241
Provision (benefit) for income taxes	2,721	443	110	(906)	2,721	(353)	2,368
Assets	$3,435,758	4,220	44,033	57,036	3,435,758	105,289	3,541,047

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2023
(in thousands, except share and per share data)

	For Six Months Ended June 30, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$285,797	5,522	2,863	—	285,797	8,385	294,182
Operating expense	231,545	3,203	1,560	1,538	231,545	6,301	237,846
Operating income (loss)	54,252	2,319	1,303	(1,538)	54,252	2,084	56,336
Net income (loss)	33,732	1,214	969	(6,099)	33,732	(3,916)	29,816
Depreciation and amortization	51,497	169	304	447	51,497	920	52,417
Interest on long-term debt and other interest expense	21,393	—	—	10,776	21,393	10,776	32,169
Provision (benefit) for income taxes	2,826	643	385	(4,288)	2,826	(3,260)	(434)
Assets	$3,605,238	4,480	43,714	58,726	3,605,238	106,920	3,712,158

	For Six Months Ended June 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$264,779	5,842	2,722	—	264,779	8,564	273,343
Operating expense	220,881	5,776	1,824	1,871	220,881	9,471	230,352
Operating income (loss)	43,898	66	898	(1,871)	43,898	(907)	42,991
Net income (loss)	22,480	451	631	(8,267)	22,480	(7,185)	15,295
Depreciation and amortization	48,969	2,737	601	506	48,969	3,844	52,813
Interest on long-term debt and other interest expense	18,568	—	(3)	9,405	18,568	9,402	27,970
Provision (benefit) for income taxes	4,741	6	213	(1,525)	4,741	(1,306)	3,435
Assets	$3,435,758	4,220	44,033	57,036	3,435,758	105,289	3,541,047
____________________
(1)    The “All Other” category for the six months ended June 30, 2023, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis. SJWTX Holdings, Inc. had no activity for the six months ended June 30, 2023. For the six months ended June 30, 2022, “All Other” category includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis.

Note 10.Acquisitions
On January 13, 2023, Texas Water reached agreements to acquire KT Water Development Ltd. and KT Water Resource L.P. for the purchase price of $7,338 and $56,500, respectively. KT Water Development Ltd. is an investor-owned water utility providing water to approximately 1,725 people through over 570 service connections in the Rockwall Ranch subdivision in southern Comal County, Texas. KT Water Resources L.P. is a privately-held company formed to develop wholesale water supplies for the fast-growing utilities of Comal County, Texas. The Public Utility Commission of Texas approved of the proposed KT Water Development Ltd. acquisition on July 24, 2023. Both transactions are expected to close in the third quarter of 2023.

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
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. For more information about such forward-looking statements, including some of the factors that may affect our actual results, please see our disclosures under “Forward-Looking Statements,” and elsewhere in this Form 10-Q, including Part II, Item 1A under “Risk Factors” as well as the disclosures under Part I, Item 1A in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2022 under “Risk Factors.”

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
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 141,000 connections that serve a population of approximately 461,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services.
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
SJWTX, Inc., doing business as The Texas Water Company (“Texas Water”), is a public utility in the business of providing water service to approximately 26,000 connections that serve approximately 79,000 people and approximately 900 wastewater connections. In 2022, SJWTX, Inc. filed and was approved with the State of Texas an assumed named certificate to operate under the name The Texas Water Company. Texas Water was previously doing business as Canyon Lake Water Service Company. Texas Water’s service area comprises more than 268 square miles in Bandera, Blanco, Comal, Hays, Kendall,

Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. Texas Water holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification Topic 810 with Texas Water as the primary beneficiary. As a result, Acequia has been consolidated with Texas Water. Texas Water is undergoing a corporate reorganization to separate regulated operations from non-tariffed activities. In 2021, SJWTX Holdings, Inc. and Texas Water Operation Services LLC (“TWOS”) were formed for the purpose of effecting a corporate reorganization of our water services organization in Texas. TWOS was created for non-tariffed operations and is wholly-owned by SJWTX Holdings, Inc. In the second quarter of 2023, Texas Water Resources, LLC (“TWR”) was formed to hold wholesale water supply assets. SJWTX Holdings, Inc. is a wholly-owned subsidiary of SJW Group, incorporated to hold the investments in Texas Water, TWOS and TWR.
SJW Land Company and Chester Realty, Inc. own undeveloped land and operate commercial buildings in Tennessee, California and Connecticut. SJW Land Company and Chester Realty, Inc. owned the following real properties during the six months ended June 30, 2023:

				% for Six months ended June 30, 2023 of Real Estate Services
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	53%	45%
Commercial building	Knoxville, Tennessee	15	135,000	46%	55%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	—%
Commercial building	Guilford, CT	1	1,300	—%	—%

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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2022. Our significant accounting policies are described in the notes to the 2022 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical or significant accounting policies during the three and six ended June 30, 2023.

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
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2023, was $18,286, an increase of $6,728, or approximately 58%, from $11,558 for the same period in 2022. The increase in net income was primarily driven by rate increases in California and Maine, and the delay in SJWC's 2022 General Rate Case and a decrease in income taxes due to the partial release of uncertain tax position reserve, offset by a decrease from lower customer usage driven primarily by weather conditions, higher water production expenses, and higher debt interest expenses. SJW Group’s consolidated net income for the six months ended June 30, 2023 was $29,816, an increase of $14,521, or approximately 95%, from $15,295 for the same period in 2022. The increase in net income was primarily driven by rate increases in California and Maine, and the delay in SJWC's 2022 General Rate Case, a decrease in income taxes due to the partial release of uncertain tax position reserve, and a decrease in depreciation and amortization primarily due to a one-time impact related to amortization on certain Cupertino concession assets in 2022 net of increases in depreciation related to new utility plant additions, offset by a decrease from lower customer usage, a one-time gain on sale of nonutility properties of $5,450 in 2022, and higher water production expenses.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Water Utility Services	$155,470	147,675	$291,319	270,621
Real Estate Services	1,416	1,366	2,863	2,722
	$156,886	149,041	$294,182	273,343

The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2023 vs. 2022		Six months ended June 30, 2023 vs. 2022
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$(9,024)	(6)%	$(15,643)	(6)%
Increase in customers	897	1%	1,903	1%
Rate increases	14,700	9%	32,104	11%
Balancing and memorandum accounts:
Monterey Water Revenue Adjustment Mechanism	472	—%	1,586	1%
Water Conservation Memorandum Account (“WCMA”)	903	1%	1,401	1%
Other	134	—%	544	—%
Other regulatory mechanisms	(126)	—%	(1,145)	—%
Other	(161)	—%	(52)	—%
Real Estate Services	50	—%	141	—%
	$7,845	5%	$20,839	8%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Water Utility Services	$124,467	121,227	$234,748	226,657
Real Estate Services	661	915	1,560	1,824
All Other	600	497	1,538	1,871
	$125,728	122,639	$237,846	230,352
The change in consolidated operating expense was due to the following factors:

	Three months ended June 30, 2023 vs. 2022		Six months ended June 30, 2023 vs. 2022
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(5,398)	(4)%	$(10,044)	(4)%
Change in usage and new customers	(4,253)	(3)%	(11,285)	(5)%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	6,630	5%	12,822	5%
Balancing and memorandum accounts cost recovery	5,205	4%	11,362	5%
Total water production expenses	2,184	2%	2,855	1%
Administrative and general	199	—%	1,720	1%
Balance and memorandum account cost recovery	68	—%	(1,314)	(1)%
Maintenance	(593)	—%	(1,230)	—%
Property taxes and other non-income taxes	317	—%	409	—%
Depreciation and amortization	914	1%	(396)	—%
Gain on sale of nonutility properties	—	—%	5,450	2%
	$3,089	3%	$7,494	3%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in availability of water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater charges and purchased power are now tracked in SJWC’s Full Cost Balancing Account authorized in the 2022 GRC Decision.
Throughout the three months ended June 30, 2023, Santa Clara County’s drought classification remained at “None.” As a result, Valley Water received 100% allocations of water from the State Water Project (“SWP”) and the U.S Bureau of Reclamation’s Central Valley Project (“CVP”). In prior year period, SWP allocation was 5% of contracted amounts and the CVP allocation was reduced to the Public Health and Safety limit due to an exceptionally dry period beginning in 2022. On July 1, 2023, Valley Water’s 10 reservoirs were 35% of capacity with 19.2 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 181% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 31 feet higher than June 2022. According to Valley Water, the projected total groundwater storage at the end of 2023 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of June 30, 2023, SJWC’s Lake Elsman was 96.7% of capacity with 1.9 billion gallons of water, approximately 189.1% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 82.52 inches for the period from July 1, 2022 through June 30, 2023, which is 224.2% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 2.9 billion gallons of water through the second quarter, which is 214.7% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 0.1 billion gallons of water through the second quarter, which is 84.2% of the five-year average. The Saratoga Water Treatment Plant was taken out of service and will remain offline until the next rain season. SJWC believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2023.
On April 11, 2023, Valley Water rescinded its water shortage emergency and 15% mandatory conservation target. Valley Water also established a 15% voluntary call for conservation and retained certain watering and water waste rules. On the same day, SJWC ended its Mandatory Conservation Plan, which included drought allocations and surcharges, and lowered its drought response from Stage 3 to Stage 1. SJWC’s request to continue its WCMA and Water Conservation Expense Memorandum Account (“WCEMA”) under the voluntary call for conservation is pending before the CPUC. SJWC continues to work with Valley Water to promote conservation, educate customers on responsible water use practices, and collaborate on long-range water supply planning.
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
Texas Water’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. Texas Water has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide Texas Water with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. Texas Water also has raw water supply agreements with the Lower Colorado River Authority and West Travis Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. In July 2023, Texas Water implemented its Drought Management Plan as approved the PUCT as a result of persistent drought conditions, decreasing water levels in Canyon Lake and groundwater wells, and water production levels operating at near-capacity level.
Water sources at Maine Water vary among the individual systems, but overall approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. Maine Water has a water supply agreement with the Kennebec Water District expiring in 2040.

The following table presents the change in sources of water supply, in billion gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2023	2022			2023	2022
Purchased water	5.3	5.3	—	—%	8.7	9.0	(0.3)	(1)%
Groundwater	3.2	5.1	(1.9)	(14)%	5.2	8.9	(3.7)	(16)%
Surface water	3.6	2.7	0.9	7%	6.9	5.3	1.6	7%
Reclaimed water	0.2	0.2	—	—%	0.2	0.4	(0.2)	(1)%
	12.3	13.3	(1.0)	(7)%	21.0	23.6	(2.6)	(11)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for June 30, 2023 and 2022 approximated 10.1% and 7.5%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for June 30, 2023 and 2022 approximated 13.8% and 13.5% for each of the respective periods, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses of $2,184 for the three months ended June 30, 2023, compared to the same period in 2022, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, and other production expenses and increases in SJWC’s regulatory Full Cost Balancing Account, offset by a decrease in customer usage and an increase in available surface water for SJWC. Effective July 1, 2022, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.
The change in water production expenses of $2,855 for the six months ended June 30, 2023, compared to the same period in 2022, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, and other production expenses and increases in SJWC’s regulatory Full Cost Balancing Account, offset by a decrease in customer usage and an increase in available surface water for SJWC. Effective July 1, 2022, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $905 for the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily attributable to increases in depreciation related to new utility plant additions and an increase in taxes other than income taxes, offset by a decrease in maintenance expenses due to the timing of contract work and materials expenses.
Operating expenses, excluding water production expenses, increased $4,639 for the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily attributable to the $5,450 gain on sale of nonutility properties recorded in the prior year, partially offset by decreases in depreciation and amortization due to a $2,400 one-time impact related to amortization on certain Cupertino concession assets net of increases in depreciation related to new utility plant additions. In addition, there were decreases in maintenance expenses due to the timing of contract work and materials expenses.
Other (Expense) Income
For the three months ended June 30, 2023, compared to the same period in 2022, the change in other (expense) income was primarily due to an increase in interest expense due to an increase in long-term debt balances, higher interest rates on lines of credit borrowings and an increase in pension non-service cost, offset by the changes in the Rabbi Trust and life insurance policy values.
For the six months ended June 30, 2023, compared to the same period in 2022, the change in other (expense) income was primarily due to a true-up on prior real estate sale transactions, an increase in interest expense due to an increase in long-term debt balances, higher interest rates on lines of credit borrowings and an increase in pension non-service cost, offset by the changes in the Rabbi Trust and life insurance policy values.

Provision for Income Taxes
For the three and six months ended June 30, 2023, compared to the same period in 2022, income tax expense decreased $3,880 and $3,869, respectively. The decrease in income tax expense for the three and six months ended June 30, 2023 was primarily due to the partial release of an uncertain tax position reserve of $3,087.
The effective consolidated income tax rates were (9)% and 17% for the three months ended June 30, 2023 and 2022, respectively, and (1)% and 18% for the six months ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the three and six months ended June 30, 2023, was primarily due to the partial release of an uncertain tax position reserve of $3,087.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6,418 or 1.61% in 2022. The application also proposes a rate of return of 8.11%, an increase from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30% which is an increase from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. Intervenors in this proceeding, namely the Public Advocates Office and Water Rate Advocates for Transparency, Equity, and Sustainability, have suggested a lower return on equity while the latter has also suggested a higher cost of debt and different capital structure as part of their testimonies. On June 29, 2023, the CPUC approved Decision No. 23-06-025 in this proceeding. The decision authorizes a rate of return of 7.28% based on a return on equity of 8.80%, a cost of debt of 5.46%, and a capital structure of approximately 45% debt and 55% equity. The CPUC also authorized continuation of the Water Cost of Capital Mechanism (“WCCM”) in the same decision. The WCCM provides for an adjustment in SJWC’s return on equity and cost of debt if the average Moody’s Aa utility bond index rate between October 1, 2021 and September 30, 2022 varies by more than 100 basis points when compared to the same period from the prior year. The index rate difference between those periods increased 103 basis points, thereby triggering the WCCM. Accordingly, SJWC filed a Tier 2 Advice Letter to trigger the WCCM on June 30, 2023. This filing is pending before the CPUC. On July 31, 2023, the company expects to file a Tier 1 Advice Letter to implement new rates. The new rates will be prospectively effective on the date of the filing and reflect the WCCM-adjusted return on equity of 9.31%, a cost of debt of 5.26%, and an overall rate of return of 7.47%.
SJWC filed Advice Letter No. 585 on November 10, 2022, to recover $20,554 in the Interim Rates Memorandum Account in accordance with the 2022 GRC Decision. Advice Letter No. 585 was approved with an effective date of January 1, 2023.
SJWC filed Advice Letter No. 586 on November 18, 2022, to increase the authorized revenue requirement by $18,418 or 4% for the escalation year increase in accordance with the 2022 GRC Decision. Advice Letter No. 586 was approved with an effective date of January 1, 2023.
SJWC filed Advice Letter No. 590 on April 6, 2023, to recover a $14,196 under-collection in its Monterey Water Revenue Adjustment Mechanism Balancing Account as of March 31, 2023. SJWC proposed that this amount be recovered via a 12-month volume surcharge. This filing is pending before the CPUC.
SJWC filed Advice Letter No. 591 on April 11, 2023, to discontinue its drought allocation surcharges and move from Stage 3 to Stage 1 of its Schedule 14.1 Advice Letter No. 591 was approved with an effective date of April 11, 2023.
SJWC filed Advice Letter No. 592 on April 20, 2023, to continue its WCMA and WCEMA under Valley Water’s voluntary call for 15% conservation. This filing is pending before the CPUC.
SJWC filed Advice Letter No. 596 on May 31, 2023, to increase the authorized revenue requirement by $27,607 to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2023. Advice Letter No. 596 was approved with an effective date of July 1, 2023.
Connecticut Regulatory Affairs
On January 26, 2023, Connecticut Water filed for a Water Infrastructure Conservation Adjustment (“WICA”) increase of $3,253 in annualized revenues for $27,775 in completed projects. PURA approved the Connecticut Water’s application on March 22, 2023. On January 25, 2023, Connecticut Water filed its 2022 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 29, 2023 and effective for 12 months beginning April 1, 2023, replaced the expiring 2021 reconciliation credit of 0.02% with a credit of 0.16%. The cumulative WICA surcharge as of April 1, 2023 is 6.19%, collecting $6,544 on an annual basis.
On February 27, 2023, Connecticut Water filed its 2022 Water Revenue Adjustment mechanism (“WRA”). The mechanism reconciles 2022 revenues as authorized in the Connecticut Water’s most recent rate case. The 2022 WRA, as approved by PURA on March 24, 2023 and effective for 12 months beginning on April 1, 2023, imposes a 4.97% surcredit on customer bills to refund the 2022 revenue over-collection.
On July 27, 2023, Connecticut Water filed for a WICA increase of $1,259 in annualized revenues for $11,464 in completed projects. If approved, the increase is expected to become effective in the fourth quarter of 2023 and the cumulative WICA surcharge would be 7.38%.
Texas Regulatory Affairs
Texas Water has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the PUCT under Docket No. 54430 on December 30, 2022. This filing will allow Texas Water to add certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. The SIC is projected to increase Texas Water’s water revenue by $1,596 and sewer revenue by $29 within one year of the approval from the PUCT. The PUCT will determine the completeness of the application and sufficiency of the notices on July 31, 2023. Once the PUCT files the final order approving the SIC, Texas Water will be required to file a general rate case within four years. Texas Water will incrementally increase its SIC annually until that rate case. Texas Water expects to receive the final order during the fourth quarter of 2023 or first quarter of 2024. Notwithstanding the SIC filing, Texas Water will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek and Kendall West customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
On April 10, 2023, Texas Water filed an application with the PUCT to acquire the Elm Ridge water system that serves 21 residential customers. Texas Water has asked for filed rate doctrine treatment, which allows the acquiring utility’s current rates to be applied at the time of acquisition.
On June 15, 2023, the PUCT approved the application for the transfer of 520 acres of water Certificate of Convenience and Necessity (“CCN”) and 314 acres of sewer CCN from the San Antonio Water System's to Texas Water's CCN. No customers were transferred as part of the transaction.
On July 24, 2023, the PUCT approved Texas Water's application to acquire KT Water Development Ltd. KT Water Development Ltd. provides service to approximately 570 residential water connections. We expect to close on the acquisition during the third quarter of 2023. The PUCT's final decision that transfers the CCN to Texas Water is expected in the fourth quarter of 2023, which is when we anticipate approval of our request for fair market value and filed rate doctrine treatment.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, Maine Water agreed to file a final phase of the rate case by April 1, 2023. The third filing was submitted on March 31, 2023. Step 3 of the planned multi-year rate filings for the Saco River Drinking Water Resource Center was filed in accordance with the Commission order on March 31, 2023. The filing requested an increase in revenue requirement of $2,949, or 19.9% and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested. Through a scheduling order, an Examiner’s report is expected to be issued in July regarding temporary rates effective July 1, 2023 while the areas of dispute in the case are more fully litigated into the fall. A final decision is expected in the fourth quarter of 2023.
On February 2, 2023, Maine Water received final decisions from the MPUC on four general rate cases filed in 2022. The rate increases are retroactively effective for January 1, 2023 and authorize a $692 increase in annual revenues. On February 28, 2022, Maine Water filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions.
On June 30, 2023, Maine Water filed a Water Infrastructure Surcharge for the Camden-Rockland division. The requested surcharge is 2.34% or $158 with a rate effective date of August 1, 2023. A decision is expected in the third quarter of 2023.

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2023, SJW Group generated cash flows from operations of approximately $97,400, compared to approximately $83,600 for the same period in 2022. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $13,800. This increase was the result of a combination of the following factors: (1) general working capital and net income, adjusted for non-cash items, increased by $25,800, and (2) an increase in collections from accounts receivable and accrued unbilled utility revenue of $4,800, offset by (3) a decrease of $5,200 in regulatory assets primarily due to lower surcharge collections on balancing and memorandum accounts, (4) a decrease of $5,100 in other changes primarily due to prior funds received from the State of California Water and Wastewater Arrearages Payment Program, (5) a decrease in tax accruals of more than $3,300 than the prior period, and (6) a decrease in payments of amounts previously invoiced and accrued including accrued production costs of $3,200.
As of June 30, 2023, Water Utility Services’ write-offs for uncollectible accounts represented 1% of its total revenue, increased from less than 1% as of June 30, 2022. The increase in write-offs from the prior year is due to the end of state moratoriums to halt collection efforts related to the COVID pandemic. Management believes that the collection rate for its accounts receivables will gradually return to pre-pandemic levels now that service disconnections are once again allowable in order to mitigate payment delinquencies.
Cash Flow from Investing Activities
During the six months ended June 30, 2023, SJW Group used cash flows from investing activities of approximately $125,400, compared to approximately $117,100 for the same period in 2022. SJW Group used approximately: (1) $115,700 of cash for company-funded capital expenditures, (2) $9,300 for developer-funded capital expenditures, and (3) $500 for utility plant retirements.
Water Utility Services’ estimated capital expenditures for 2023, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $255,000. As of June 30, 2023, approximately $115,700 or 45% of the $255,000 has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,630,000 in capital expenditures, which includes replacement of pipes and mains, maintaining water systems, and installing PFAS treatment. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 increased by approximately $7,100 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings and repayments on long-term debt of $105,100, and (2) an increase in net proceeds from our common stock equity offerings of $63,800, offset by (3) a decrease in net borrowings and repayments on our lines of credit of $154,600, and (4) $4,700 decrease in net cash receipts from advances and contributions in aid of construction.

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
A summary of the line of credit agreements as of June 30, 2023, are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion

Syndicated credit agreement:	August 2, 2027
SJW Group		$50,000	—	50,000
SJWC		140,000	22,000	118,000
CTWS		90,000	15,000	75,000
Texas Water		20,000	—	20,000
Total syndicated credit agreement		300,000	37,000	263,000
CTWS credit agreement	August 2, 2027	10,000	6,310	3,690
CTWS credit agreement	May 15, 2025	40,000	40,000	—
		$350,000	83,310	266,690
For the first half of 2023, cost of borrowing on the lines of credit averaged 5.96% compared to 1.44% in the same period in 2022.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of June 30, 2023, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
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
Equity Financing Arrangements
On March 1, 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which SJW Group increased the aggregate gross sales price of shares of SJW Group’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the three and six months ended June 30, 2023, SJW Group issued and sold a total of 312,683 and 860,503 shares of common stock, respectively, with a weighted average price of $74.60 and $75.56 per share, respectively, and received $22,782 and $63,779 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 1,745,354 shares of common stock with a weighted average price of $74.49 for a total net proceeds of $127,210 and has $109,995 remaining to issue from the sale of shares as of June 30, 2023 under the Equity Distribution Agreement.
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

The following table are the current Standard & Poor’s Rating Service assigned company ratings:

Entity	Rating	Outlook
SJW Group	A-	Stable
SJWC	A	Stable
CTWS	A-	Stable
Connecticut Water	A-	Stable

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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2022 and our other public filings, which could materially affect our business, financial condition or future results. There has been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2022.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On July 26, 2023, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.38 per share of common stock. The dividend will be paid on September 1, 2023, to stockholders of record as of the close of business on August 7, 2023.
Information Web Sites
SJW Group posts information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1	SJW Group 2023 Long-Term Incentive Plan, Incorporated by reference to Appendix I to the Proxy Statement filed on March 9, 2023.

10.2	SJW Group 2023 Employee Stock Purchase Plan, Incorporated by reference to Appendix II to the Proxy Statement filed on March 9, 2023.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	July 31, 2023	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer (Principal financial officer)