Form 10-Q
period 2023-09-30
SJW GROUP
filed 2023-10-31
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
As of October 24, 2023, there were 31,933,003 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE	$204,843	175,981	$499,025	449,324
OPERATING EXPENSE:
Production Expenses:
Purchased water	46,044	38,744	101,054	84,313
Power	2,785	3,913	7,363	10,387
Groundwater extraction charges	21,398	19,059	46,751	51,347
Other production expenses	12,415	11,888	36,379	33,607
Total production expenses	82,642	73,604	191,547	179,654
Administrative and general	23,888	23,909	71,759	71,374
Maintenance	6,457	7,065	18,813	20,651
Property taxes and other non-income taxes	8,795	8,354	25,092	24,242
Depreciation and amortization	26,455	25,529	78,872	78,342
Gain on sale of nonutility property	—	(82)	—	(5,532)
Total operating expense	148,237	138,379	386,083	368,731
OPERATING INCOME	56,606	37,602	112,942	80,593
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(16,744)	(14,190)	(48,913)	(42,160)
Pension non-service (cost) credit	(740)	970	(906)	2,860
Other, net	1,661	875	7,042	2,694
Income before income taxes	40,783	25,257	70,165	43,987
Provision for income taxes	4,561	223	4,127	3,658
NET INCOME	36,222	25,034	66,038	40,329
Other comprehensive income (loss), net	318	(173)	420	(602)
COMPREHENSIVE INCOME	$36,540	24,861	$66,458	39,727

EARNINGS PER SHARE
Basic	$1.14	0.83	$2.10	1.33
Diluted	$1.13	0.82	$2.09	1.33
DIVIDENDS PER SHARE	$0.38	0.36	$1.14	1.08
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	31,862,518	30,269,462	31,436,077	30,246,201
Diluted	31,934,636	30,392,295	31,526,732	30,358,268

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Utility plant:
Land	$41,427	39,982
Depreciable plant and equipment	3,879,507	3,661,285
Construction in progress	113,204	116,851
Intangible assets	35,946	35,959
Total utility plant	4,070,084	3,854,077
Less accumulated depreciation and amortization	1,305,134	1,223,760
Net utility plant	2,764,950	2,630,317

Nonutility properties and real estate investments	13,072	58,033
Less accumulated depreciation and amortization	192	17,158
Net nonutility properties and real estate investments	12,880	40,875

CURRENT ASSETS:
Cash and cash equivalents	21,067	12,344
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $6,661 and $5,753 on September 30, 2023 and December 31, 2022, respectively	70,374	59,172
Other	4,381	5,560
Accrued unbilled utility revenue	62,253	45,722
Assets held for sale	40,850	—
Prepaid expenses	14,996	9,753
Current regulatory assets, net	8,573	16,068
Other current assets	6,277	6,095
	228,771	154,714
OTHER ASSETS:
Net regulatory assets, less current portion	131,420	127,275
Investments	15,901	14,819
Other intangible asset	28,386	—
Goodwill	640,311	640,311
Other	20,809	24,313
	836,827	806,718
	$3,843,428	3,632,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 31,933,003 on September 30, 2023 and 30,801,912 on December 31, 2022	$32	31
Additional paid-in capital	729,740	651,004
Retained earnings	488,585	458,356
Accumulated other comprehensive income	1,896	1,477
Total stockholders’ equity	1,220,253	1,110,868
Long-term debt, less current portion	1,533,769	1,491,965
	2,754,022	2,602,833

CURRENT LIABILITIES:
Lines of credit	128,433	159,578
Current portion of long-term debt	43,464	4,360
Accrued groundwater extraction charges, purchased water and power	33,170	19,707
Accounts payable	35,926	29,581
Accrued interest	19,165	13,907
Accrued payroll	11,264	11,908
Income tax payable	11,809	2,696
Other current liabilities	24,885	22,913
	308,116	264,650

DEFERRED INCOME TAXES	234,558	218,155
ADVANCES FOR CONSTRUCTION	143,810	137,696
CONTRIBUTIONS IN AID OF CONSTRUCTION	328,633	323,668
POSTRETIREMENT BENEFIT PLANS	51,150	59,738
OTHER NONCURRENT LIABILITIES	23,139	25,884
COMMITMENTS AND CONTINGENCIES
	$3,843,428	3,632,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2022	30,801,912	$31	$651,004	$458,356	$1,477	$1,110,868
Net income	—	—	—	11,530	—	11,530
Unrealized gain on investment, net of taxes of $0	—	—	—	—	93	93
Stock-based compensation	—	—	1,199	(22)	—	1,177
Issuance of restricted and deferred stock units	38,776	—	(1,538)	—	—	(1,538)
Employee stock purchase plan	16,410	—	1,080	—	—	1,080
Common stock issuance, net of costs	570,026	—	40,997	—	—	40,997
Dividends paid ($0.38 per share)	—	—	—	(11,722)	—	(11,722)
BALANCES, March 31, 2023	31,427,124	31	692,742	458,142	1,570	1,152,485
Net income	—	—	—	18,286	—	18,286
Unrealized gain on investment, net of taxes of $(37)	—	—	—	—	8	8
Stock-based compensation	—	—	1,139	(17)		1,122
Issuance of restricted and deferred stock units	13,429	—	(20)	—	—	(20)
Common stock issuance, net of costs	290,477	1	22,781	—	—	22,782
Dividends paid ($0.38 per share)	—	—	—	(11,947)	—	(11,947)
BALANCES, June 30, 2023	31,731,030	32	716,642	464,464	1,578	1,182,716
Net income	—	—	—	36,222	—	36,222
Unrealized gain on investment, net of taxes of $193	—	—	—	—	318	318
Stock-based compensation	—	—	1,238	(8)	—	1,230
Issuance of restricted and deferred stock units	14,840	—	(706)	—	—	(706)
Employee stock purchase plan	17,712	—	1,061	—	—	1,061
Common stock issuance, net of costs	169,421	—	11,505	—	—	11,505
Dividends paid ($0.38 per share)	—	—	—	(12,093)	—	(12,093)
BALANCES, September 30, 2023	31,933,003	$32	$729,740	$488,585	$1,896	$1,220,253

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2021	30,181,348	$30	$606,392	$428,260	$(163)	$1,034,519
Net income	—	—	—	3,737	—	3,737
Unrealized loss on investment, net of taxes of $67	—	—	—	—	(181)	(181)
Stock-based compensation	—	—	1,552	(20)	—	1,532
Issuance of restricted and deferred stock units	37,879	—	(1,269)	—	—	(1,269)
Employee stock purchase plan	17,918	—	1,049	—	—	1,049
Common stock issuance, net of costs	—	—	(87)	—	—	(87)
Dividends paid ($0.36 per share)	—	—	—	(10,882)	—	(10,882)
BALANCES, March 31, 2022	30,237,145	30	607,637	421,095	(344)	1,028,418
Net income	—	—	—	11,558	—	11,558
Unrealized loss on investment, net of taxes of $0	—	—	—	—	(248)	(248)
Stock-based compensation	—	—	1,041	(23)		1,018
Issuance of restricted and deferred stock units	10,529	—	(6)	—	—	(6)
Common stock issuance, net of costs	—	—	(6)	—	—	(6)
Dividends paid ($0.36 per share)	—	—	—	(10,889)	—	(10,889)
BALANCES, June 30, 2022	30,247,674	30	608,666	421,741	(592)	1,029,845
Net income	—	—	—	25,034	—	25,034
Unrealized loss on investment, net of taxes of $154	—	—	—	—	(173)	(173)
Stock-based compensation	—	—	1,398	(23)	—	1,375
Issuance of restricted and deferred stock units	1,316	—	13	—	—	13
Employee stock purchase plan	18,667	—	1,042	—	—	1,042
Common stock issuance, net of costs	47,608	—	3,107	—	—	3,107
Dividends paid ($0.36 per share)	—	—	—	(10,896)	—	(10,896)
BALANCES, September 30, 2022	30,315,265	$30	$614,226	$435,856	$(765)	$1,049,347

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$66,038	40,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,544	79,862
Deferred income taxes	12,996	7,135
Stock-based compensation	3,576	3,991
Allowance for equity funds used during construction	(1,649)	(1,324)
Gain on sale of nonutility asset	—	(5,532)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(26,782)	(22,511)
Accounts payable and other current liabilities	557	(1,475)
Accrued groundwater extraction charges, purchased water and power	13,463	10,494
Tax receivable and payable, and other accrued taxes	690	(1,851)
Postretirement benefits	(1,851)	(2,719)
Regulatory assets and liabilities excluding income tax temporary differences, net and postretirement benefits	16,092	21,776
Up-front service concession payment	—	(1,600)
Other changes, net	(4,371)	2,774
NET CASH PROVIDED BY OPERATING ACTIVITIES	159,303	129,349
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(195,937)	(160,515)
Contributions in aid of construction	(13,604)	(17,773)
Additions to nonutility assets	(24,244)	(610)
Payments to retire utility plant, net of salvage	(908)	(2,432)
Proceeds from sale of nonutility properties	—	310
Payments for business acquisitions	(7,286)	(433)
Other changes, net	238	—
NET CASH USED IN INVESTING ACTIVITIES	(241,741)	(181,453)
FINANCING ACTIVITIES:
Borrowings on line of credit	102,655	152,655
Repayments on line of credit	(133,800)	(16,481)
Long-term borrowings	70,000	15,000
Repayments of long-term borrowings	(3,062)	(87,757)
Issuance of common stock, net of issuance costs	75,284	3,107
Dividends paid	(35,762)	(32,667)
Receipts of advances and contributions in aid of construction	18,889	21,593
Refunds of advances for construction	(2,148)	(2,177)
Other changes, net	(895)	(98)
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,161	53,175
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,723	1,071
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	12,344	12,119
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	21,067	13,190
LESS RESTRICTED CASH, END OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,067	13,190
Cash paid during the period for:
Interest	$44,132	42,473
Income taxes	818	572
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$26,315	22,044
Utility property installed by developers	1,295	976
Seller financing in asset acquisition, net of discount	15,400	—
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
SJW Group is a holding company with four wholly owned subsidiaries: San Jose Water Company (“SJWC”), SJWTX Holdings, Inc., SJW Land Company, and SJWNE LLC. SJWTX Holdings, Inc., is a holding company for its wholly owned subsidiaries, SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC, (“TWOS”) and Texas Water Resources, LLC (“TWR”). SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly owned subsidiaries are The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. SJWC, CWC, TWC, TWOS, TWR, MWC and NEWUS are referred to as “Water Utility Services”. SJW Land Company and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
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
The major streams of revenue for SJW Group are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from contracts with customers	$211,716	169,972	$507,276	440,406
Alternative revenue programs, net	957	3,172	(2,638)	(1,737)
Other balancing and memorandum accounts, net	(8,742)	1,857	(8,564)	6,719
Other regulatory mechanisms, net	(518)	(494)	(1,342)	(260)
Rental income	1,430	1,474	4,293	4,196
	$204,843	175,981	$499,025	449,324
Nonutility Properties and Real Estate Investments
The major components of real estate investments and nonutility properties as of September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Land	$4,137	12,615
Wholesale water supply assets	8,465	—
Buildings and improvements	470	45,418
Subtotal	13,072	58,033
Less: accumulated depreciation and amortization	192	17,158
Total	$12,880	40,875
In March 2023, SJW Land Company entered into a broker agreement to sell its warehouse buildings and land property located in Knoxville, Tennessee. The company reclassified the Tennessee properties from held-and-used to held-for-sale at March 31,

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
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
The Tennessee warehouse buildings and land property is included in SJW Group’s “Real Estate Services” reportable segment in Note 9, “Segment and Non-Tariffed Business Reporting”. The following represents the major components of the Tennessee warehouse building and land property recorded in assets held-for-sale on the condensed consolidated balance sheets as of September 30, 2023:

September 30, 2023
Land	$13,170
Buildings and improvements	44,950
Subtotal	58,120
Less: accumulated depreciation and amortization	17,270
Total	$40,850
On February 15, 2022, the California Public Utilities Commission (“CPUC”) review on a SJWC nonutility property sold in October 2021 was completed and the deferred gain of $5,442 was recognized as gain on sale in the first quarter of 2022.
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2023, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2023 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and nine months ended September 30, 2023. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was $1,299,114 and $1,294,354 as of September 30, 2023 and December 31, 2022, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of long-term debt was $1,577,233 and $1,496,325 as of September 30, 2023 and December 31, 2022, respectively. Of the total fair value of long-term debt,$1,283,602 would be categorized as Level 2 in the fair value hierarchy and $15,512 would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,808 and $2,809 as of September 30, 2023 and December 31, 2022, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under SJW Group’s employee stock purchase plans. For the three months ended September 30, 2023 and 2022, 1,826 and 2,416 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively. For the nine months ended September 30, 2023 and 2022, 12,524 and 18,240 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets, net are comprised of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Regulatory assets:
Income tax temporary differences, net	$62,745	43,434
Postretirement pensions and other postretirement benefits	30,076	31,493
Business combinations debt premium, net	15,490	17,396
Monterey Water Revenue Adjustment Mechanism (“MWRAM”)	12,162	10,864
Water Conservation Memorandum Account (“WCMA”)	(7,683)	(5,039)
2022 General Rate Case Interim Memorandum Account	9,513	20,650
Cost recovery balancing and memorandum accounts	8,267	16,545
All other balancing and memorandum accounts	4,344	2,749
Water Revenue Adjustment (“WRA”)	(5,428)	(4,488)
Other, net	10,507	9,739
Total regulatory assets, net in Condensed Consolidated Balance Sheets	139,993	143,343
Less: current regulatory assets, net	8,573	16,068
Total regulatory assets, net, less current portion	$131,420	127,275
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
SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC records the lost revenue captured in the WCMA balancing accounts. Drought surcharges collected are used to offset the revenue losses tracked in the WCMA. Mandatory water conservation requirements from Santa Clara Valley Water District ended on April 11, 2023, which also ended SJWC’s Mandatory Conservation Plan, that included drought allocations and surcharges. On October 2, 2023, the CPUC approved the continuation of WCMA and Water Conservation Expense Memorandum Account under the voluntary call for conservation effective April 20, 2023. All balancing accounts and memorandum accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.
CWC has been authorized by the Connecticut Public Utilities Regulatory Authority to utilize a WRA, a decoupling mechanism, to mitigate risk with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or surcredit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings.
As of September 30, 2023 and December 31, 2022, SJW Group’s regulatory assets, net, not earning a return primarily included postretirement pensions and the unfunded amount of other medical benefits, and business combination debt premiums, net. The total amount of regulatory assets, net not earning a return at September 30, 2023 and December 31, 2022, either by interest on the regulatory asset/liability or as a component of rate base at the allowed rate of return was $48,954 and $52,066, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

Note 3.Capitalization
In March 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which SJW Group increased the aggregate gross sales price of shares of SJW Group’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the three and nine months ended September 30, 2023, SJW Group issued and sold a total of 169,421 and 1,029,924 shares of common stock, respectively, at a weighted average price of $69.57 and $74.57 per share, respectively, and received $11,505 and $75,284 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 1,914,775 shares of common stock at a weighted average price of $74.05 for a total net proceeds of $138,716 and has $98,209 remaining under the Equity Distribution Agreement to issue into shares.

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
Short-term Financing Agreements
In August 2023, SJW Group, SJWC, TWC, and CTWS entered into the First Amendment to Credit Agreement with JPMorgan Chase Bank which provided for, among other matters, an extension of the maturity date from August 2, 2027 to August 2, 2028.
The weighted-average interest rate on short-term borrowings outstanding at September 30, 2023 was 6.48% compared to 5.40% at December 31, 2022.
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
In August 2023, TWR closed on an asset acquisition from KT Water Resources L.P. which included of an obligation for a post-closing production payment of $29,000 to the seller over a period of up to 29 years. This obligation was recorded at its fair value of $15,400 as of the date of the acquisition. Please see Note 10 of “Notes to Condensed Consolidated Financial Statements” for additional information about this obligation.

Note 5.Income Taxes
For the three and nine months ended September 30, 2023, income tax expense was $4,561 and $4,127, respectively. Income tax expense for the three and nine months ended September 30, 2022 was $223 and $3,658, respectively. The effective consolidated income tax rates were 11% and 1% for the three months ended September 30, 2023 and 2022, respectively, and 6% and 8% for the nine months ended September 30, 2023 and 2022, respectively. The higher effective tax rate for the three months ended September 30, 2023 was primarily due to the tax benefit relating to a tax accounting method change recorded in the third quarter 2022. There was no such benefit recorded in the third quarter of 2023. The lower effective tax rate for the nine months ended September 30, 2023 was primarily due to higher flow-through tax benefits.
In April 2023, the Internal Revenue Service issued additional tax guidance that has allowed the company to revisit certain historical income tax reserves. Pursuant to the issuance of this guidance, which provided additional clarification regarding some of the uncertain tax areas, the company re-evaluated the risk relating to repair deductions. The result of the analysis led to a partial release of an uncertain tax position reserve of $3,087 which was recorded in the second quarter of 2023. The release relates to repairs expenditures that are more likely than not to be sustained on audit.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $5,981 and $9,004 as of September 30, 2023 and December 31, 2022, respectively.
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

Note 7.Benefit Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC and CTWS employees hired before March 31, 2008, and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Starting in 2023, TWC employees are also eligible to participate under SJWC’s cash balance plan. Certain CTWS employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009, are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan.
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Pension Benefits		Other Benefits
	Three months ended September 30,
	2023	2022	2023	2022
Service cost	$1,892	2,397	$160	255
Interest cost	3,557	2,642	317	218
Expected return on assets	(3,442)	(4,823)	(217)	(221)
Unrecognized actuarial loss	554	1,257	(87)	(75)
Amortization of prior service cost	4	4	—	—
Total	$2,565	1,477	$173	177

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$5,676	7,191	$480	765
Interest cost	10,672	7,925	951	656
Expected return on assets	(11,580)	(14,469)	(651)	(663)
Unrecognized actuarial loss	1,662	3,772	(263)	(226)
Amortization of prior service cost	11	12	—	—
Total	$6,441	4,431	$517	532
In 2023, SJW Group expects to make required and discretionary cash contributions of up to $8,653 to the pension plans and other postretirement benefits. For the three and nine months ended September 30, 2023, SJW Group has made $3,567 and $7,627, respectively, of contributions to such plans.

Note 8.Equity Plans
SJW Group’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under SJW Group’s employee stock purchase plan. As of September 30, 2023, 150,882 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 1,136,979 shares are available for award issuances under the long-term incentive plans.
On April 26, 2023, SJW Group adopted the successor plans, the 2023 Long-Term Incentive Plan and the 2023 Employee Stock Purchase Plan, to replace the Amended and Restated Long-Term Incentive Plan (the, “Predecessor Incentive Plan”) and the 2014 Employee Stock Purchase Plan (the, “Predecessor ESPP”), respectively. The Predecessor Incentive Plan terminated on April 23, 2023 and the Predecessor ESPP terminated on July 31, 2023. Each outstanding award under the Predecessor Incentive Plan will remain outstanding under the Predecessor Incentive Plan and shall be governed solely by the terms of the documents evidencing such awards. The 2023 Long-Term Incentive Plan reserves a total of 1,142,000 shares of SJW Group’s common stock for issuance to employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the SJW Group and its subsidiaries. The 2023 Employee Stock Purchase Plan reserves for a total of 500,000 shares of SJW Group’s common stock for issuance for eligible employees to purchase common stock at a discount through accumulated payroll deductions. Remaining reserves for both of the predecessor plans were terminated with the adoption of the successor plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Compensation costs charged to income:
ESPP	$187	184	$378	369
Restricted stock and deferred restricted stock	1,051	1,214	3,198	3,622
Total compensation costs charged to income	$1,238	1,398	$3,576	3,991
ESPP proceeds	$1,061	1,042	$2,141	2,091
Restricted Stock and Deferred Restricted Stock
For the three months ended September 30, 2023 and 2022, SJW Group granted 968 and 1,723, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value per unit of $63.96 and $62.56, respectively. For the nine months ended September 30, 2023 and 2022, SJW Group granted 38,310 and 45,726, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value per unit of $76.88 and $65.31, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

For the three months ended September 30, 2023, no performance-based or market-based restricted stock awards were granted. For the three months ended September 30, 2022, SJW Group granted 2,193 target units performance-based and market-based restricted stock awards with a weighted-average grant date fair value per unit of $69.70. For the nine months ended September 30, 2023 and 2022, SJW Group granted 31,345 and 35,846 target units, respectively, performance-based and market-based restricted stock awards granted with a weighted-average grant date fair value per unit of $80.05 and $70.31, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of September 30, 2023, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $5,734. This cost is expected to be recognized over a weighted-average period of 1.81 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses for its ESPP were $81 and $277 for the three and nine months ended September 30, 2023, respectively, and $94 and $276 for the three and nine months ended September 30, 2022, respectively. The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2024, for the employee stock purchase plan is approximately $130. This cost is expected to be recognized during the fourth quarter of 2023.

Note 9.Segment and Non-Tariffed Business Reporting

SJW Group is a holding company with four subsidiaries: (i) SJWC, (ii) SJWTX Holdings, Inc., a holding company for TWC its consolidated variable interest entity, Acequia Water Supply Corporation, TWOS and TWR, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) SJWNE LLC, a holding company for CTWS and its subsidiaries, CWC, MWC, NEWUS and Chester Realty, Inc. SJWC, SJWTX Holdings, Inc. and SJWNE LLC are water utility operations with both regulated and non-tariffed businesses. SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff. The first segment provides water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, CWC, TWC, MWC, and NEWUS together referred to as “Water Utility Services”. The second segment consists of property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

	For Three Months Ended September 30, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$199,537	3,876	1,430	—	199,537	5,306	204,843
Operating expense	144,102	2,337	691	1,107	144,102	4,135	148,237
Operating income (loss)	55,435	1,539	739	(1,107)	55,435	1,171	56,606
Net income (loss)	37,545	2,198	563	(4,084)	37,545	(1,323)	36,222
Depreciation and amortization	26,147	84	1	223	26,147	308	26,455
Interest on long-term debt and other interest expense	10,839	112	—	5,793	10,839	5,905	16,744
Provision (benefit) for income taxes	5,933	428	196	(1,996)	5,933	(1,372)	4,561
Assets	3,706,359	43,872	44,560	48,637	3,706,359	137,069	3,843,428

	For Three Months Ended September 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	171,044	3,463	1,474	—	171,044	4,937	175,981
Operating expense	134,739	2,092	975	573	134,739	3,640	138,379
Operating income (loss)	36,305	1,371	499	(573)	36,305	1,297	37,602
Net income (loss)	29,176	(10)	367	(4,499)	29,176	(4,142)	25,034
Depreciation and amortization	24,919	84	302	224	24,919	610	25,529
Interest on long-term debt and other interest expense	9,111	—	—	5,079	9,111	5,079	14,190
Provision (benefit) for income taxes	103	392	128	(400)	103	120	223
Assets	3,498,396	5,302	43,017	57,989	3,498,396	106,308	3,604,704

	For Nine Months Ended September 30, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	485,334	9,398	4,293	—	485,334	13,691	499,025
Operating expense	375,647	5,540	2,251	2,645	375,647	10,436	386,083
Operating income (loss)	109,687	3,858	2,042	(2,645)	109,687	3,255	112,942
Net income (loss)	71,277	3,412	1,532	(10,183)	71,277	(5,239)	66,038
Depreciation and amortization	77,644	253	305	670	77,644	1,228	78,872
Interest on long-term debt and other interest expense	32,232	112	—	16,569	32,232	16,681	48,913
Provision (benefit) for income taxes	8,759	1,071	581	(6,284)	8,759	(4,632)	4,127
Assets	3,706,359	43,872	44,560	48,637	3,706,359	137,069	3,843,428

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	435,823	9,305	4,196	—	435,823	13,501	449,324
Operating expense	355,620	7,868	2,799	2,444	355,620	13,111	368,731
Operating income (loss)	80,203	1,437	1,397	(2,444)	80,203	390	80,593
Net income (loss)	51,656	441	998	(12,766)	51,656	(11,327)	40,329
Depreciation and amortization	73,888	2,821	903	730	73,888	4,454	78,342
Interest on long-term debt and other interest expense	27,676	—	—	14,484	27,676	14,484	42,160
Provision (benefit) for income taxes	4,844	398	341	(1,925)	4,844	(1,186)	3,658
Assets	3,498,396	5,302	43,017	57,989	3,498,396	106,308	3,604,704
____________________
(1)    The “All Other” category for the three and nine months ended September 30, 2023 and 2022, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis.

Note 10.Acquisitions
On January 13, 2023, TWC reached an agreement to acquire KT Water Development Ltd. (“KT Water Development”) and SJWTX Holdings, Inc. reached an agreement to acquire KT Water Resources L.P. (“KT Water Resources”). The agreement between SJWTX Holdings, Inc. and KT Water Resources, LP, was assigned to TWR prior to closing. KT Water Development is an investor-owned water utility providing water to approximately 1,725 people through over 570 service connections in the Rockwall Ranch subdivision in southern Comal County, Texas. KT Water Resources L.P. is a wholesale groundwater resource supplier to KT Water Development formed to develop wholesale water supplies for the fast-growing utilities of Comal County, Texas. The Public Utility Commission of Texas (“PUCT”) approved the proposed KT Water Development acquisition on July 24, 2023. The acquisition of KT Water Resources did not require PUCT approval. Both transactions closed on August 14, 2023. Further information regarding each of the acquisitions is set forth below.
KT Water Development
The purchase price of KT Water Development was $7,338, all of which was cash, and was determined in accordance with a fair market value process defined under the Texas Water Code. The transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805—“Business Combinations.” Based on the preliminary purchase price allocation, the transaction consideration was allocated to utility plant. The final allocation will be completed within one year from the acquisition date. Transaction costs were not material. The results of KT Water Development are included in SJW Group’s consolidated statements of comprehensive income since the acquisition date and were not material. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.
KT Water Resources
The total purchase price of KT Water Resources of $39,891 and consisted of a $24,491 up-front cash payment and an obligation for a post-closing production payment with an acquisition date fair value of $15,400. Considering transaction costs of $170, the total cost of the acquisition was $40,061. The KT Water Resources acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805.
The total cost was allocated as follows based on the fair values of the assets acquired: $28,386 to other intangible asset, $11,684 to nonutility property, and $9 to other current liabilities. The other intangible asset represents indefinite life water rights that will not be amortized, but instead will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The nonutility property consists of wells, land, easements, and construction in progress.
The post-closing production payment represents an obligation to pay a total amount of $29,000 to the seller over a period up to 29 years. The repayment schedule is based on the quantity of groundwater produced from the acquired wells, subject to certain provisions in the purchase agreement. The fair value of the post-closing payment as of the acquisition date was determined by discounting forecasted repayments based on management’s estimates of future groundwater production. The difference

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2023
(in thousands, except share and per share data)

between the fair value of $15,400 and the gross obligation of $29,000 is recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the obligation. The post-closing production payment obligation is classified as long-term debt in the condensed consolidated balance sheets.

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

General:
SJW Group is a holding company with four wholly owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX Holdings, Inc. and SJW Land Company.
SJWC is a public utility in the business of providing water service to approximately 233,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area. The principal business of SJWC consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. SJWC provides water service to customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, and Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. SJWC distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. SJWC also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements, and antenna site leases.
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
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 142,000 connections that serve a population of approximately 462,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“CWC”) and The Maine Water Company (“MWC”). The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc., which provides contract water and sewer operations and other water related services.
The properties of CTWS’s subsidiaries consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, CWC and MWC are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.
In the third quarter of 2023, the corporate reorganization of our water services organization in Texas was completed. SJWTX Holdings, Inc. is the holding company for SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). TWC is a public utility in the business of providing water service to approximately 28,000 connections that serve approximately 85,000 people and approximately 900 wastewater connections. TWC’s service area comprises more than 271 square miles in Bandera, Blanco, Comal, Hays,

Kendall, Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. Comal, Kendall and Hays counties are three of the top five growth counties in the United States. TWC also holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification Topic 810 with TWC as the primary beneficiary. As a result, Acequia has been consolidated with TWC. TWOS was created for non-tariffed service operations and Texas Water Resources, LLC (“TWR”) was formed to hold wholesale water supply assets.
SJW Land Company and Chester Realty, Inc. own undeveloped land and operate commercial buildings in Tennessee, California and Connecticut. SJW Land Company and Chester Realty, Inc. owned the following real properties during the nine months ended September 30, 2023:

				% for Nine months ended September 30, 2023 of Real Estate Services
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	53%	46%
Commercial building	Knoxville, Tennessee	15	135,000	46%	54%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	—%
Commercial building	Guilford, CT	1	1,300	—%	—%

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:
(1)Regional regulated water utility operations to support the health, safety and quality of life of our customers;
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
Please also see Note 10 of “Notes to Condensed Consolidated Financial Statements” for SJW Group’s recent acquisition activities.
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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2022. Our significant accounting policies are described in the notes to the 2022 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. There have been no changes to our critical or significant accounting policies during the three and nine ended September 30, 2023.

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
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2023 was $36,222, an increase of $11,188, or approximately 45%, from $25,034 for the same period in 2022. The increase in net income was primarily driven by rate increases in California and Maine, and the delay in SJWC's 2022 General Rate Case and an increase from higher customer usage driven primarily by weather conditions and the end of California mandatory water conservation requirements, offset by higher water production expenses, increase in income tax expense, less earnings from regulatory mechanisms and higher debt interest expenses. SJW Group’s consolidated net income for the nine months ended September 30, 2023 was $66,038, an increase of $25,709, or approximately 64%, from $40,329 for the same period in 2022. The increase in net income was primarily driven by rate increases in California and Maine, and the delay in SJWC's 2022 General Rate Case, a decrease in income taxes due to the partial release of an uncertain tax position reserve, and a decrease in depreciation and amortization primarily due to a one-time impact related to amortization on certain Cupertino concession assets in 2022 net of increases in depreciation related to new utility plant additions, offset by higher water production expenses, higher debt interest expenses, and a one-time gain on sale of nonutility properties of $5,532 in 2022.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Water Utility Services	$203,413	174,507	$494,732	445,128
Real Estate Services	1,430	1,474	4,293	4,196
Total operating revenue	$204,843	175,981	$499,025	449,324

The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2023 vs. 2022		Nine months ended September 30, 2023 vs. 2022
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes (including unbilled utility revenue)	$8,307	5%	$(7,338)	(2)%
Increase in customers	1,075	1%	2,978	1%
Rate increases	22,624	12%	54,728	12%
Balancing and memorandum accounts:
Monterey Water Revenue Adjustment Mechanism	(1,138)	(1)%	448	—%
Water Conservation Memorandum Account (“WCMA”)	(3,970)	(2)%	(2,569)	—%
Other	210	—%	754	—%
Other regulatory mechanisms	1,731	1%	586	—%
Other	67	—%	17	—%
Real Estate Services	(44)	—%	97	—%
Total change in operating revenue	$28,862	16%	$49,701	11%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Water Utility Services	$146,439	136,831	$381,187	363,488
Real Estate Services	691	975	2,251	2,799
All Other	1,107	573	2,645	2,444
Total operating expense	$148,237	138,379	$386,083	368,731
The change in consolidated operating expense was due to the following factors:

	Three months ended September 30, 2023 vs. 2022		Nine months ended September 30, 2023 vs. 2022
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(1,143)	(1)%	$(11,187)	(3)%
Change in usage and new customers	1,386	1%	(9,899)	(3)%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	10,044	7%	22,866	6%
Balancing and memorandum accounts cost recovery	(1,249)	(1)%	10,113	3%
Total water production expenses	9,038	6%	11,893	3%
Administrative and general	530	—%	2,250	—%
Balancing and memorandum account cost recovery	(551)	—%	(1,865)	—%
Maintenance	(608)	—%	(1,838)	—%
Property taxes and other non-income taxes	441	—%	850	—%
Depreciation and amortization	926	1%	530	—%
Gain on sale of nonutility properties	82	—%	5,532	2%
Total change in operating expense	$9,858	7%	$17,352	5%
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
As of September 30, 2023, Santa Clara County’s drought classification remained at “None.” The classification has remained the same since the first quarter of 2023, when it changed from “Abnormally Dry” due to winter storms. As a result, this year Valley Water received 100% allocations of water from the State Water Project (“SWP”) and the U.S Bureau of Reclamation’s Central Valley Project (“CVP”). In prior year period, SWP allocation was 5% of contracted amounts and the CVP allocation was reduced to the Public Health and Safety limit due to an exceptionally dry period beginning in 2022. On October 1, 2023, Valley Water’s 10 reservoirs were 29% of capacity, or 76% of restricted capacity, with 15.4 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 170% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 23 feet higher than September 2022. According to Valley Water, the projected total groundwater storage at the end of 2023 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of September 30, 2023, SJWC’s Lake Elsman was 77.4% of capacity with 1.55 billion gallons of water, approximately 272.0% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 0.15 inches for the period from July 1, 2023 through September 30, 2023, which is 40.5% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 3.4 billion gallons of water through the third quarter, which is 190.2% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 0.1 billion gallons of water through the third quarter, which is 78% of the five-year average. The Saratoga Water Treatment Plant was taken out of service and will remain offline until the next rain season. SJWC believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2023.
On April 11, 2023, Valley Water rescinded its water shortage emergency and 15% mandatory conservation target. Valley Water also established a 15% voluntary call for conservation and retained certain watering and water waste rules in recognition of precipitation volatility and reduced local storage. On the same day, SJWC ended its Mandatory Conservation Plan, which included drought allocations and surcharges, and lowered its drought response from Stage 3 to Stage 1. On October 2, 2023, SJWC’s request to continue its WCMA and Water Conservation Expense Memorandum Account (“WCEMA”) under the voluntary call for conservation was approved effective April 20, 2023. SJWC continues to work with Valley Water to promote conservation, educate customers on responsible water use practices, and collaborate on long-range water supply planning.
CWC’s water sources vary among the individual systems, but overall, approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. In addition, CWC has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority and The Metropolitan District that expire in 2058 and 2053, respectively.
TWC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. TWC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has raw water supply agreements with the Lower Colorado River Authority and West Travis Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
In August 2023, TWOS acquired eight wells and the water rights of KT Water Resources LLC. These wells have been projected to yield an additional 6,000 acre-feet per year or more.
In July 2023, TWC implemented its Drought Management Plan as approved by the PUCT as a result of persistent drought conditions, decreasing water levels in Canyon Lake and groundwater wells, and water production levels operating at near-capacity level.
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040.

The following table presents the change in sources of water supply, in billion gallons, for Water Utility Services:

	Three months ended September 30,			Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2023		2022			2023	2022
Purchased water	6.7	7.1	7.1	(0.4)	(3)%	15.4	16.1	(0.7)	(2)%
Groundwater	4.8	2.9	4.9	(0.1)	(1)%	10.0	13.8	(3.8)	(10)%
Surface water	3.1	4.9	2.9	0.2	1%	10.0	8.2	1.8	5%
Reclaimed water	0.4	0.3	0.3	0.1	1%	0.6	0.7	(0.1)	—%
	15.0	15.2	15.2	(0.2)	(2)%	36.0	38.8	(2.8)	(7)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for September 30, 2023 and 2022 approximated 7.9% and 8.6%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for September 30, 2023 and 2022 approximated 13.0% and 14.2% for each of the respective periods, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses of $9,038 for the three months ended September 30, 2023, compared to the same period in 2022, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, and other production expenses and increase in customer usage, offset by decreases in SJWC’s regulatory Full Cost Balancing Account and an increase in available surface water for SJWC. Effective July 1, 2022, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.
The change in water production expenses of $11,893 for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, and other production expenses and increases in SJWC’s regulatory Full Cost Balancing Account, offset by an increase in available surface water for SJWC and a decrease in customer usage. Effective July 1, 2022, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $820 for the three months ended September 30, 2023, compared to the same period in 2022. The increase was primarily attributable to increases in depreciation related to new utility plant additions and an increase in taxes other than income taxes, offset by a decrease in maintenance expenses due to the timing of contract work and materials expenses.
Operating expenses, excluding water production expenses, increased $5,459 for the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily attributable to the $5,450 gain on sale of nonutility properties recorded in the prior year, partially offset by decreases in depreciation and amortization due to a $2,400 one-time impact related to amortization on certain Cupertino concession assets net of increases in depreciation related to new utility plant additions. In addition, there were decreases in maintenance expenses due to the timing of contract work and materials expenses.
Other (Expense) Income
For the three months ended September 30, 2023, compared to the same period in 2022, the change in other (expense) income was primarily due to an increase in interest expense due to an increase in long-term debt balances, higher interest rates on lines of credit borrowings and an increase in pension non-service cost, offset by the changes in the Rabbi Trust and life insurance policy values.
For the nine months ended September 30, 2023, compared to the same period in 2022, the change in other (expense) income was primarily due to an increase in interest expense due to an increase in long-term debt balances, higher interest rates on lines of credit borrowings and an increase in pension non-service cost, offset by the changes in the Rabbi Trust and life insurance policy values and a true-up on prior real estate sale transactions.

Provision for Income Taxes
For the three and nine months ended September 30, 2023, compared to the same period in 2022, income tax expense increased $4,338 and $469, respectively. The increase in income tax expense for the three months ended September 30, 2023 was primarily due to a higher pre-tax income.
The effective consolidated income tax rates were 11% and 1% for the three months ended September 30, 2023 and 2022, respectively, and 6% and 8% for the nine months ended September 30, 2023 and 2022, respectively. The higher effective tax rate for the three months ended September 30, 2023 was primarily due to the tax benefit relating to a tax accounting method change recorded in the third quarter of 2022. There was no such benefit recorded in the third quarter of 2023. The lower effective tax rate for the nine months ended September 30, 2023 was primarily due to higher flow-through tax benefits.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request seeks a revenue increase of $6,418 or 1.61% in 2022. The application also proposes a rate of return of 8.11%, an increase from the current rate of 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return of equity of 10.30% which is an increase from the current rate of 8.90%. In addition, the request seeks to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. Intervenors in this proceeding, namely the Public Advocates Office and Water Rate Advocates for Transparency, Equity, and Sustainability, have suggested a lower return on equity while the latter has also suggested a higher cost of debt and different capital structure as part of their testimonies. On June 29, 2023, the CPUC approved Decision No. 23-06-025 in this proceeding. The decision authorizes a rate of return of 7.28% based on a return on equity of 8.80%, a cost of debt of 5.46%, and a capital structure of approximately 45% debt and 55% equity. The CPUC also authorized continuation of the Water Cost of Capital Mechanism (“WCCM”) in the same decision. The WCCM provides for an adjustment in SJWC’s return on equity and cost of debt if the average Moody’s Aa utility bond index rate between October 1, 2021 and September 30, 2022 varies by more than 100 basis points when compared to the same period from the prior year. The index rate difference between those periods increased 103 basis points, thereby triggering the WCCM. Accordingly, SJWC filed a Tier 2 Advice Letter No. 598 on June 30, 2023, which was subsequently approved with an effective date of July 31, 2023. On July 31, 2023, SJWC filed a Tier 1 Advice Letter No. 599 to implement new rates. The new rates became effective prospectively on the date of the filing and reflect the WCCM-adjusted return on equity of 9.31%, a cost of debt of 5.26%, and an overall rate of return of 7.47%. Advice Letter No. 599 was approved with an effective date of July 31, 2023. Between October 1, 2022 and September 30, 2023, the index rate increased approximately 140 basis points, surpassing the required WCCM trigger. On October 13, 2023, SJWC filed Advice Letter No. 601 to trigger the WCCM for 2024. SJWC expects a WCCM-adjusted return on equity of approximately 10.01%, less a 20 basis point reduction due to the reimplementation of the WCMA and WCEMA, to become effective on January 1, 2024.
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
SJWC filed Advice Letter No. 590 on April 6, 2023, to recover a $14,196 under-collection in its Monterey Water Revenue Adjustment Mechanism Balancing Account as of March 31, 2023. SJWC proposed that this amount be recovered via a 12-month volume surcharge. Advice Letter No. 590 was approved with an effective date of May 8, 2023.
SJWC filed Advice Letter No. 591 on April 11, 2023, to discontinue its drought allocation surcharges and move from Stage 3 to Stage 1 of its Schedule 14.1 Advice Letter No. 591 was approved with an effective date of April 11, 2023.
SJWC filed Advice Letter No. 592 on April 20, 2023, to continue its WCMA and WCEMA under Valley Water’s voluntary call for 15% conservation. On October 2, 2023, Advice Letter No. 592 was approved with an effective date of April 20, 2023.

SJWC filed Advice Letter No. 596 on May 31, 2023, to increase the authorized revenue requirement by $27,607 to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2023. Advice Letter No. 596 was approved with an effective date of July 1, 2023.
Connecticut Regulatory Affairs
On January 26, 2023, CWC filed for a Water Infrastructure Conservation Adjustment (“WICA”) increase of $3,253 in annualized revenues for $27,775 in completed projects. PURA approved CWC’s application on March 22, 2023. On January 25, 2023, CWC filed its 2022 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 29, 2023 and effective for 12 months beginning April 1, 2023, replaced the expiring 2021 reconciliation credit of 0.02% with a credit of 0.16%. The cumulative WICA surcharge as of April 1, 2023 is 6.19%, collecting $6,544 on an annual basis.
On February 27, 2023, CWC filed its 2022 Water Revenue Adjustment mechanism (“WRA”). The mechanism reconciles 2022 revenues as authorized in the CWC’s most recent rate case. The 2022 WRA, as approved by PURA on March 24, 2023 and effective for 12 months beginning on April 1, 2023, imposes a 4.97% surcredit on customer bills to refund the 2022 revenue over-collection.
On July 27, 2023, CWC filed for a WICA increase of $1,259 in annualized revenues for $11,464 in completed projects. PURA approved the application, and effective October 1, 2023, the cumulative WICA surcharge is 7.38%.
On October 3, 2023, CWC filed an application with PURA to adjust customer rates. If PURA approves the request as proposed, annual revenues of CWC will increase by approximately $21,400, or 18.1%, over current authorized revenues and would be effective on or about July 1, 2024.
Texas Regulatory Affairs
TWC has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the PUCT under Docket No. 54430 on December 30, 2022. This filing will allow TWC to add certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. The SIC is projected to increase TWC’s water revenue by $1,596 and sewer revenue by $29 within one year of the approval from the PUCT. On October 17, 2023, the PUCT found the application administratively complete. Once the PUCT files the final order approving the SIC, TWC will be required to file a general rate case within four years. TWC will incrementally increase its SIC annually until its next rate case. TWC expects to receive the final order during the first quarter of 2024. Notwithstanding the SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek and Kendall West customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
On April 10, 2023, TWC filed an application with the PUCT to acquire the Elm Ridge water system that serves 21 residential customers. TWC has asked for filed rate doctrine treatment, which allows the acquiring utility’s current rates to be applied at the time of acquisition. TWC expects to receive the PUC’s approval to close on the acquisition during the fourth quarter of 2023.
On May 17, 2023, TWC filed its application with the PUCT for an internal stock transfer. As part of an internal restructure, SJW Group would transfer 100% of the stock held in TWC to SJWTX Holdings, Inc. On September 18, 2023, the PUCT gave its approval for the transaction to proceed. SJW Group completed the transfer on September 18, 2023.
On July 24, 2023, the PUCT approved TWC's application to acquire KT Water Development Ltd. KT Water Development Ltd. provides service to approximately 570 residential water connections. On August 14, 2023, TWC closed on the acquisition. The PUCT's final decision that transfers the CCN to TWC is expected in the fourth quarter of 2023, which is when we anticipate approval of our request for fair market value and filed rate doctrine treatment.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, MWC agreed to file a final phase of the rate case by April 1, 2023. The third filing was submitted on March 31, 2023. Step 3 of the planned multi-year rate filings for the Saco River Drinking Water Resource Center was filed in accordance with the Commission order on March 31, 2023. The filing requested an increase in revenue requirement of $2,949, or 19.9% and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested. On August 25, 2023, the Commission issued an order granting a temporary rate increase of $1,495 or 10% while the case and the Company’s full request are litigated. A final decision is expected in the fourth quarter of 2023.

On February 2, 2023, MWC received final decisions from the MPUC on four general rate cases filed in 2022. The rate increases are retroactively effective for January 1, 2023 and authorize a $692 increase in annual revenues. On February 28, 2022, MWC filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions.
On June 30, 2023, MWC filed a Water Infrastructure Surcharge for the Camden-Rockland division. The requested surcharge is 2.34% or $158. The Commission is expected to issue a decision regarding the surcharge in November 2023.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2023, SJW Group generated cash flows from operations of approximately $159,300, compared to approximately $129,300 for the same period in 2022. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $30,000. This increase was the result of a combination of the following factors: (1) general working capital and net income, adjusted for non-cash items, increased by $37,100, (2) a decrease in payments of amounts previously invoiced and accrued including accrued production costs of $5,000, and (3) increased tax accruals of $2,500 compared to the prior period, offset by (4) a decrease of $5,700 in regulatory assets primarily due to lower surcharge collections on balancing and memorandum accounts, (5) a decrease in collections from accounts receivable and accrued unbilled utility revenue of $4,300, and (6) a decrease of $4,600 in other changes primarily due to prior funds received from the State of California Water and Wastewater Arrearages Payment Program and the partial release of uncertain tax position reserve.
As of September 30, 2023, Water Utility Services’ write-offs for uncollectible accounts represented 1% of its total revenue, increased from less than 1% as of September 30, 2022. Management believes that the collection rate for its accounts receivables will increase as service disconnections gradually return to normal operations.
Cash Flow from Investing Activities
During the nine months ended September 30, 2023, SJW Group used cash flows from investing activities of approximately $241,700, compared to approximately $181,500 for the same period in 2022. SJW Group used approximately: (1) $195,900 of cash for company-funded utility capital expenditures, (2) $24,200 for nonutility properties, real estate investments and other intangible asset, (3) $13,600 for developer-funded utility capital expenditures, and (4) $7,300 for business acquisitions during the nine months ended September 30, 2023.
Water Utility Services’ estimated utility capital expenditures for 2023, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $255,000. As of September 30, 2023, approximately $195,900 or 77% of the $255,000 has been invested.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 increased by approximately $38,000 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings and repayments on long-term debt of $139,700, and (2) an increase in net proceeds from our common stock equity offerings of $72,200, offset by (3) a decrease in net borrowings and repayments on our lines of credit of $167,300, (4) $3,100 increase in dividends paid to stockholders, and (5) $2,700 decrease in net cash receipts from advances and contributions in aid of construction.

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
A summary of the line of credit agreements as of September 30, 2023 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion

Syndicated credit agreement:	August 2, 2028
SJW Group		$50,000	—	50,000
SJWC		140,000	42,000	98,000
CTWS		90,000	40,000	50,000
TWC		20,000	—	20,000
Total syndicated credit agreement		300,000	82,000	218,000
CTWS credit agreement	August 2, 2028	10,000	6,433	3,567
CTWS credit agreement	May 25, 2025	40,000	40,000	—
		$350,000	128,433	221,567
For the nine months ended September 30, 2023, cost of borrowing on the lines of credit averaged 6.16% compared to 2.79% in the same period in 2022.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of September 30, 2023, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
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
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of September 30, 2023, SJW Group and its subsidiaries were in compliance with all covenants in their long-term debt agreements.
Equity Financing Arrangements
On March 1, 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which SJW Group increased the aggregate gross sales price of shares of SJW Group’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the three and nine months ended September 30, 2023, SJW Group issued and sold a total of 169,421 and 1,029,924 shares of common stock, respectively, with a weighted average price of $69.57 and $74.57 per share, respectively, and received $11,505 and $75,284 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity

Distribution Agreement, SJW Group has issued and sold 1,914,775 shares of common stock with a weighted average price of $74.05 for a total net proceeds of $138,716 and has $98,209 remaining to issue from the sale of shares as of September 30, 2023 under the Equity Distribution Agreement.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2023 and 2022 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. SJW Group, CTWS and CWC were put on negative watch on September 19, 2023. Standard & Poor’s noted the change in outlook is due to recent regulatory and legislative developments in Connecticut that are not consistent with Standard & Poor’s view of the regulatory framework for investor owned utilities.
The following table are the current Standard & Poor’s Rating Service assigned company ratings:

Entity	Rating	Outlook
SJW Group	A-	Negative
SJWC	A	Stable
CTWS	A-	Negative
CWC	A-	Negative

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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
SJW Group is subject to ordinary routine litigation incidental to its business. In October 2023, The Connecticut Water Company, a subsidiary of SJW Group, was named as a defendant in a class action lawsuit alleging that the water provided by Connecticut Water contained contaminants. Connecticut Water intends to vigorously defend itself in this lawsuit. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

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

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On October 25, 2023, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.38 per share of common stock. The dividend will be paid on December 1, 2023, to stockholders of record as of the close of business on November 6, 2023.
Information Web Sites
SJW Group posts information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1	Transition and Separation Agreement and Release, dated July 6, 2023, by Andrew R. Gere and San Jose Water Company. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 7, 2023.

10.2
First Amendment to Credit Agreement, dated August 2, 2023, between SJW Group, San Jose Water Company, SJWTX, Inc., Connecticut Water Service, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 2, 2023.

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

SJW GROUP

DATE:	October 30, 2023	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer (Principal financial officer)