Form 10-K
period 2023-12-31
SJW GROUP
filed 2024-02-23
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,199 million based on the closing sale price as reported on the New York Stock Exchange.
As of February 15, 2024, 32,060,353 shares of the registrant’s common stock, par value, $0.001 per share, were outstanding.
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

Item 1.Business
General Development of Business
SJW Group was initially incorporated as SJW Corp. in the state of California on February 8, 1985. SJW Group is a holding company with four wholly owned subsidiaries:
•San Jose Water Company (“SJWC”), with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, SJWC became a wholly owned subsidiary of SJW Group. SJWC is a public utility in the business of providing water service in the metropolitan San Jose, California area.
•SJWNE LLC, a Delaware limited liability company, was formed in 2019, and is a wholly owned subsidiary of SJW Group. SJWNE LLC is a special purpose entity established to hold SJW Group’s investment in Connecticut Water Service, Inc. Connecticut Water Service, Inc. with its headquarters located in Clinton, Connecticut, was incorporated in 1974 in the State of Connecticut. As part of the merger transaction between SJW Group and Connecticut Water Service, Inc. on October 9, 2019, Connecticut Water Service, Inc. and its subsidiaries (“CTWS”) became a wholly owned subsidiary of SJWNE LLC. Connecticut Water Service, Inc. is a holding company with four wholly owned subsidiaries. The Connecticut Water Company (“CWC”) and The Maine Water Company (“MWC”) are public utilities in the business of providing water service throughout Connecticut and Maine. The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
•In the third quarter of 2023, the corporate reorganization of our water services organization in Texas was completed. SJWTX Holdings, Inc. is the holding company for SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). TWC is a public utility in the business of providing water service in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. TWC additionally provides wastewater service in Comal and Kendall counties. TWC also holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” with TWC as the primary beneficiary. As a result, Acequia has been consolidated with TWC. TWOS was created for non-tariffed service operations and TWR was formed to hold wholesale water supply assets.
•SJW Land Company was incorporated in 1985. SJW Land Company owns undeveloped land in California and Tennessee and operates commercial buildings in Tennessee.
Together, SJWC, CWC, TWC, TWOS, TWR, MWC and NEWUS are referred to as “Water Utility Services.”
SJW Land Company and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
Regulation and Rates
Water Utility Services, excluding non-tariffed activities, are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations, which affects the timing of the recognition of certain revenues and expenses. SJW Group’s consolidated financial statements reflect the actions of regulators in the rate-making process. The rate-making process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. SJW Group’s regulated operations financing activities are designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. The following summarizes each state’s authorized rates and capital structure as of December 31, 2023:

	California	Connecticut	Texas (a)	Maine (b)
Authorized capital structure (debt/equity)	45% / 55%	47% / 53%	42% / 58%	50% / 50%
Authorized return on equity (c)	9.31%	9.00%	10.88%	9.70%
Authorized rate base (in millions)	$1,113.7	$620.1	$43.3	$135.1
Estimated rate base at year-end (in millions) (d)	$1,136.3	$731.3	$106.5	$172.0
___________________________________
(a)Estimated by management.
(b)The authorized capital structure and return on equity shown are those of the largest division of MWC, the Biddeford and Saco division. Effective January 1, 2024, the Biddeford and Saco division’s authorized return on equity is 9.5% and its authorized capital structure is 49% debt and 51%

equity. This return on equity and capital structure will be used for any future Water Infrastructure Surcharge (“WISC”) calculations for all divisions until the Commission has authorized or approved a different return on equity structure in a different proceeding.
(c)For California, the approved WCCM-adjusted return on equity is 10.01% starting January 1, 2024, less a 20 basis point reduction due to the reimplementation of the Water Conservation Memorandum Account (“WCMA”).
(d)An approximation of rate base which includes net utility plant not yet included in rate base pending rate case filings and outcomes. For California, this represents the weighted-average estimated rate base for the twelve months ended December 31, 2023.

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
On May 3, 2021, SJWC filed Application No. 21-05-004 requesting authority to adjust its cost of capital for the period from January 1, 2022 through December 31, 2024. The request sought a revenue increase of $6.4 million or 1.61% in 2022. The application also proposed a rate of return of 8.11%, an increase from 7.64%, a decrease in the average cost of debt rate from 6.20% to 5.48%, and a return on equity of 10.30%, an increase from 8.90%. In addition, the request sought to adjust SJWC’s currently authorized capital structure of approximately 47% debt and 53% equity to approximately 45% debt and 55% equity. Intervenors in this proceeding, namely the Public Advocates Office and Water Rate Advocates for Transparency, Equity, and Sustainability, suggested a lower return on equity while the latter has also suggested a higher cost of debt and different capital structure as part of their testimonies. On June 29, 2023, the CPUC approved Decision No. 23-06-025 in this proceeding. The decision authorized a rate of return of 7.28% based on a return on equity of 8.80%, a cost of debt of 5.46%, and a capital structure of approximately 45% debt and 55% equity. The CPUC also authorized continuation of the Water Cost of Capital Mechanism (“WCCM”) in the same decision. The WCCM provided for an adjustment to SJWC’s return on equity and cost of debt if the average Moody’s Aa utility bond index rate between October 1, 2021 and September 30, 2022 varies by more than 100 basis points when compared to the same period from the prior year. The index rate difference between those periods increased 103 basis points, thereby triggering the WCCM. Accordingly, SJWC filed a Tier 2 Advice Letter No. 598 on June 30, 2023, which was subsequently approved with an effective date of July 31, 2023. On July 31, 2023, SJWC filed a Tier 1 Advice Letter No. 599 to implement new rates. The new rates became effective prospectively on the date of the filing and reflected the WCCM-adjusted return on equity of 9.31%, a cost of debt of 5.26%, and an overall rate of return of 7.47%. Advice Letter No. 599 was approved with an effective date of July 31, 2023. Between October 1, 2022 and September 30, 2023, the index rate increased approximately 140 basis points, surpassing the required WCCM trigger. On October 13, 2023, SJWC filed Advice Letter No. 601 to trigger the WCCM for 2024, which was subsequently approved with an effective date of January 1, 2024. The approved WCCM-adjusted return on equity is 10.01% starting January 1, 2024, less a 20 basis point reduction due to the reimplementation of the WCMA.
The CPUC approved the settlement of 2022 General Rate Case on October 6, 2022 and issued Decision No. 22-10-005 (“2022 GRC Decision”) on October 11, 2022. SJWC received authority for an increase of revenue requirement by $25.1 million or 6.03% in 2022, $13.0 million or 2.94% in 2023, and $16.1 million or 3.56% in 2024. The application included requests to recover $18.2 million from balancing and memorandum accounts and authorization for a $350 million capital budget. Additionally, it further aligned authorized and actual consumption, particularly for business customers, addressed the water supply mix variability, and provided greater revenue recovery in the fixed charge. The approved revenue increase for 2022 was effective retrospectively to January 1, 2022.
SJWC filed Advice Letter No. 585 on November 10, 2022, to recover $20.6 million in the Interim Rates Memorandum Account in accordance with the 2022 GRC Decision. Advice Letter No. 585 was approved with an effective date of January 1, 2023.
SJWC filed Advice Letter No. 586 on November 18, 2022, to increase the authorized revenue requirement by $18.4 million or 4% for the escalation year increase in accordance with the 2022 GRC Decision. Advice Letter No. 586 was approved with an effective date of January 1, 2023.
SJWC filed Advice Letter No. 590 on April 6, 2023, to recover a $14.2 million under-collection in its Monterey Water Revenue Adjustment (“MWRAM”) Account as of March 31, 2023. SJWC proposed that this amount be recovered via a 12-month volume surcharge. Advice Letter No. 590 was approved with an effective date of May 8, 2023.
SJWC filed Advice Letter No. 591 on April 11, 2023, to discontinue its drought allocation surcharges and move from Stage 3 to Stage 1 of its Schedule 14.1. Advice Letter No. 591 was approved with an effective date of April 11, 2023.
SJWC filed Advice Letter No. 592 on April 20, 2023, to continue its WCMA and Water Conservation Expense Memorandum Account under Santa Clara Valley Water District’s (“Valley Water”) voluntary call for 15% conservation. On October 2, 2023, Advice Letter No. 592 was approved with an effective date of April 20, 2023.
SJWC filed Advice Letter No. 596 on May 31, 2023, to increase the authorized revenue requirement by $27.6 million to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2023. Advice Letter No. 596 was approved with an effective date of July 1, 2023.
SJWC filed Advice Letter No. 603 on November 14, 2023, to establish a Group Insurance Balancing Account to track the difference between the company’s authorized versus actual costs for medical, dental, and opt-out insurance expenses. Advice Letter No. 603 was approved with an effective date of January 1, 2024.
SJWC filed Advice Letter No. 605 on November 21, 2023, to increase the authorized revenue requirement by $21.3 million or 4.16% for the attrition year increase in accordance with the 2022 GRC Decision. Advice Letter No. 605 was approved with an effective date of January 1, 2024.
On December 15, 2023, SJWC, along with three other California water utilities, filed a joint request for one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2024. Postponing the filing a year would alleviate administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources already strained by numerous other proceedings. The request is conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities cost of capital during the one-year deferment based on the mechanism. The request was approved on February 2, 2024.
On January 2, 2024, SJWC filed General Rate Case Application No. 24-01-001 with the CPUC to increase rates charged for water service by $55.2 million or 11.11% in 2025, by $22 million or 3.99% in 2026, and by $25.8 million or 4.49% in 2027. The application also includes requests to recover $23.5 million from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and the new rates, if approved, are expected to be effective January 1, 2025.
Connecticut Regulatory Affairs
CWC’s rates, service and other matters affecting its business are subject to regulation by the Public Utilities Regulatory Authority of Connecticut (“PURA”).
PURA allows the Connecticut regulated operations to add surcharges to customers’ bills in order to recover certain costs associated with approved eligible capital projects through the Water Infrastructure Conservation Adjustment (“WICA”) in between full rate cases, as well as approved surcharges or sur-credits for the Water Revenue Adjustment (“WRA”).
On January 25, 2023, CWC filed its 2022 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 29, 2023 and effective for 12 months beginning April 1, 2023, replaced the expiring 2021 reconciliation credit of 0.02% with a credit of 0.16%. On January 26, 2023, CWC filed for a WICA increase of $3.3 million in annualized revenues for $27.8 million in completed projects. PURA approved CWC’s application on March 22, 2023. The cumulative WICA surcharge as of April 1, 2023 was 6.19%, collecting $6.5 million on an annual basis.
On February 27, 2023, CWC filed its 2022 WRA. The mechanism reconciles 2022 revenues as authorized in the CWC’s most recent rate case. The 2022 WRA, as approved by PURA on March 24, 2023 and effective for 12 months beginning on April 1, 2023, imposed a 4.97% sur-credit on customer bills to refund the 2022 revenue over-collection.
On July 27, 2023, CWC filed for a WICA increase of $1.3 million in annualized revenues for $11.5 million in completed projects. PURA approved the application, and effective October 1, 2023, the cumulative WICA surcharge is 7.38%.
On October 3, 2023, CWC filed an application with PURA to adjust customer rates. If PURA approves the request as proposed, annual revenues of CWC will increase by approximately $21.4 million or 18.1% over current authorized revenues and would be effective on or about July 1, 2024.
On November 14, 2023, CWC submitted an application to PURA for the approval to issue unsecured notes in the amount of $25.0 million. A decision from PURA approving the application was received on January 10, 2024.
Texas Regulatory Affairs
TWC’s rates are subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT may authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Furthermore, rate cases may not be filed more frequently than once every 12 months.
TWC has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the PUCT under Docket No. 54430 on December 30, 2022. This filing will allow TWC to add certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. The SIC is projected to increase TWC’s water revenue by $1.6 million and sewer revenue by $29 thousand within one year of the approval from the PUCT. On October 17, 2023, the PUCT found the application administratively complete. Once the PUCT files the final order approving the SIC, TWC will be required to file a general rate case within four years. TWC will incrementally increase its SIC annually until its next rate case. TWC expects to receive the final order during the first quarter of 2024. Notwithstanding the SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek and Kendall West customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
On April 10, 2023, TWC filed an application with the PUCT to acquire the Elm Ridge water system that serves 21 residential customers. TWC has asked for filed rate doctrine treatment, which allows the acquiring utility’s current rates to be applied at the time of acquisition. On December 12, 2023, the Administrative Law Judge filed Order No. 11, which allowed TWC to proceed and the acquisition closed on January 26, 2024. The final order, which transfers the Certificate of Convenience and Necessity (“CCN”) and allows filed rate doctrine, is expected to be approved during the second quarter of 2024.
On July 24, 2023, the PUCT approved TWC's application to acquire KT Water Development Ltd. KT Water Development Ltd. provides service to approximately 570 residential water connections. On August 14, 2023, TWC closed on the acquisition. The PUCT's final decision that transfers the CCN to TWC is expected in the first quarter of 2024, which is when we anticipate approval of our request for fair market value and filed rate doctrine treatment.
On January 5, 2024, TWC filed an application with the PUCT to acquire the 3009 Water Company LLC water system that serves approximately 270 residential connections. TWC requested fair market value and filed rate doctrine treatment which allows the acquiring utility’s current rates to be applied at the time of acquisition. TWC expects to receive approval to close on the acquisition during the third quarter of 2024.
Maine Regulatory Affairs
MWC’s rates, service and other matters affecting its business are subject to regulation by the Maine Public Utilities Commission (“MPUC”). MPUC approves rates on a division-by-division basis in Maine and allows MWC to add surcharges to customers’ bills in order to recover certain costs associated with capital projects through the WISC in between general rate cases. Projects eligible for WISC surcharges include all infrastructure replacement or repair projects, excluding meters, that are necessary for the transmission, distribution or treatment of water.
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6.3 million, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, MWC agreed to file a final phase of the rate case by April 1, 2023. Step 3 of the planned multi-year rate filings for the Saco River Drinking Water Resource Center was filed in accordance with the Commission order on March 31, 2023. The filing requested an increase in revenue requirement of $2.9 million or 19.9% and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested. On August 25, 2023, the Commission issued an order granting a temporary rate increase of $1.5 million or 10% while the case and the company’s full request are litigated. The company reached a settlement agreement with staff and the Office of the Public Advocate and filed a stipulated settlement agreement with the MPUC on December 22, 2023. The commission approved the stipulation in deliberations on January 5, 2024 with a rate effective date of January 1, 2024. The approved stipulation authorizes an increase in rates of $2.6 million or 17.6%. The Biddeford and Saco division’s increase in rates is based on an authorized return on equity of 9.5% along with a capital structure of 49% debt and 51% equity. This return on equity and capital structure will be used for any future WISC calculations for all divisions until the Commission has authorized or approved a different return on equity structure in a different proceeding.
On February 28, 2022, MWC filed requests for general rate increases in the Camden-Rockland, Freeport, Millinocket and Oakland Divisions. On February 2, 2023, MWC received final decisions from the MPUC on four general rate cases filed in 2022. The rate increases are retroactively effective for January 1, 2023 and authorize a $0.7 million increase in annual revenues.
On June 30, 2023, MWC filed a Water Infrastructure Surcharge for the Camden-Rockland division. The requested surcharge is 2.34% or $0.2 million. The Commission is expected to issue a decision regarding the surcharge in the first quarter of 2024.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water and wastewater services. SJWC provides water services to approximately 232,400 connections that serve approximately one million people over 139 square miles residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and in the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. The CTWS companies provide water service to approximately 141,000 service connections that serve a population of approximately 461,000 people in 81 municipalities with a service area of approximately 272 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut. TWC provides water service to approximately 28,000 service connections that serve approximately 83,000 people in a service area comprising more than 271 square miles in the region between San Antonio and Austin, Texas and approximately 950 wastewater connections. Together, the Water Utility Services distribute water to customers in their respective service areas in accordance with accepted water utility methods.
Water Utility Services also provide non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases. In addition, in October 1997, SJWC commenced operation of the City of Cupertino municipal water system under a 25-year lease which was due to expire in September of 2022 and was amended on January 8, 2020. The system is adjacent to the SJWC service area and has approximately 4,600 service connections. Under the terms of the lease, SJWC assumed responsibility for all maintenance and operating costs of the system, while receiving all payments for water service. SJWC paid an upfront $6.8 million concession fee and an additional $5.0 million in capital improvements to the City of Cupertino. On February 25, 2022, SJWC received a letter from the City of Cupertino exercising their option to extend the term of the lease an additional two years through October 1, 2024. SJWC paid an additional $1.6 million concession fee. The total concession fees paid for the agreement are being amortized over the contract term including the extension.
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
Among other things, operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as impact of drought, summer temperatures or the amount and timing of precipitation in Water Utility Services’ service areas. Revenue, production expenses and income are affected by changes in water sales and the sources of water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes are not significantly impacted by seasonality or water supply mix. Generally, earnings are highest in the higher demand, warm summer months and lowest in the lower demand, cool winter months. Certain regulatory mechanisms in our service areas may mitigate the effects of demand fluctuations and/or variations in water supply costs on our operating results.
Water Supply
California Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater extraction, and purchased power expenses are now tracked in SJWC’s Full Cost Balancing Account authorized in the 2022 GRC Decision.
The pumps and motors at SJWC’s groundwater production facilities are propelled by electric power. SJWC has installed standby power generators at 38 of its strategic water production sites and manages a fleet of 22 portable generators deployed throughout the distribution system for power outages at remaining pumping facilities. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. Valley Water has informed SJWC that its filter plants, which deliver purchased water to SJWC, are also equipped with standby generators. In the event of a power outage, SJWC believes it will be able to prevent an interruption of service to customers for a limited period by pumping water using generator power and by using purchased water from Valley Water.
In 2023, the level of water in the Santa Clara Valley groundwater basin, which is managed by Valley Water, experienced an increase in most areas due to seasonal recovery, an increase in managed recharge operations, and a decrease in groundwater pumping by various water retailers in the region. As reported by Valley Water at the end of 2023, the groundwater level in the Santa Clara Plain was 17 feet higher compared to the same time in 2022. The total groundwater storage at the end of 2023 was within Stage 1 (Normal) of the Valley Water’s Water Shortage Contingency Plan. On January 1, 2024, Valley Water’s 10 reservoirs were 54% of restricted capacity with 10.9 billion gallons of water in storage. As of December 31, 2023, SJWC’s Lake Elsman was 55.7% of capacity with 11.2 billion gallons of water, 179.3% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 13 inches for the period from July 1, 2023 through December 31, 2023, which is 70.8% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 4 billion gallons of water in 2023, which is 182.5% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 0.1 billion gallons of water in 2023, which is 73.3% of the five-year average. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2024.
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
California faces long-term water supply challenges. SJWC actively works with Valley Water to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
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
Texas Water Supply
TWC’s water supply consists of groundwater from wells and purchased treated and raw water from the Guadalupe-Blanco River Authority (“GBRA”). TWC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050, respectively. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
In August 2023, SJWTX Holdings Inc.’s unregulated subsidiary, TWR, acquired eight wells and the water rights of KT Water Resources LLC (“KTR”). These wells have been projected to yield an additional 6,000 acre-feet per year or more.
Maine Water Supply
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040.
MWC relies on legislatively granted water rights in order to serve customers. In some instances, these rights were granted to predecessor water companies specially chartered by the Maine legislature many decades ago, with those entities later having been merged into MWC. The legislation incorporating these predecessor water companies did not address whether chartered rights may be transferred to another entity without special legislative action. The Maine Business Corporation Act generally provides that property and contract rights of a merged corporation are vested in the surviving corporation without reversion or impairment. In the MPUC proceedings that approved the mergers of these MWC predecessor companies, the survivorship of water rights was not contested.
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
CWC’s utility services hold the necessary franchises to provide water in portions of the towns of Ashford, Avon, Beacon Falls, Bethany, Bolton, Brooklyn, Burlington, Canton, Chester, Clinton, Colchester, Columbia, Coventry, Deep River, Durham, East Granby, East Haddam, East Hampton, East Windsor, Ellington, Enfield, Essex, Farmington, Griswold, Guilford, Haddam, Hebron, Killingly, Killingworth, Lebanon, Madison, Manchester, Mansfield, Marlborough, Middlebury, Naugatuck, Old Lyme, Old Saybrook, Oxford, Plainfield, Plymouth, Portland, Prospect, Simsbury, Somers, Southbury, South Windsor, Stafford, Stonington, Suffield, Thomaston, Thompson, Tolland, Vernon, Voluntown, Waterbury, Westbrook, Willington, Windsor Locks and Woodstock. Additionally, the Heritage Village Water division serves the Town of Southbury with wastewater services. None of the franchises of the CWC utility services have a termination date.
MWC holds franchises necessary to provide water services in the towns served which are Biddeford, Saco, Old Orchard Beach, Scarborough (Pine Point), Porter, Parsonsfield, Hiram, Freeport, Camden, Rockland, Rockport, Owls Head, Union, Thomaston, Warren, Bucksport, Skowhegan, Oakland, Hartland, Millinocket and Greenville. None of the franchises with MWC have a termination date.
TWC holds the franchises necessary to provide water and wastewater services to the City of Bulverde and the City of Spring Branch, which terminate in 2029 and 2036, respectively. The unincorporated areas that TWC serves in Comal, Blanco, Bandera, Hays, Kendall, Medina and Travis Counties do not require water service providers to obtain franchises.
Seasonal Factors
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Demand for water is generally lower during the cooler and rainy winter months. Demand increases in the spring when the temperature rises and rain diminishes.
Competition
The regulated operations of Water Utility Services are public utilities regulated by applicable state public utility commissions and operate within service areas approved by such regulators. Statutory laws provide that no other investor-owned public utility may operate in the service area of another public utility of the same class (e.g., another water utility) without first obtaining from the regulator a certificate of public convenience and necessity or similar authorization. Past experience shows such a certificate will be issued only after demonstrating that service in such area is inadequate.
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
Environmental Matters
Water Utility Services produces potable water and generates wastewater and hazardous wastes in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.
Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the applicable state water, public health and environmental agencies.
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
Water Utility Services is currently in compliance with all state and local public health and environmental regulations applicable to their operations.
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
Basic Workforce Data
As of December 31, 2023, SJW Group had 808 full-time employees, of whom 387 were SJWC employees, 248 were CWC employees, 91 were TWC employees, and 82 were MWC employees. At SJWC, 240 employees are members of unions. Employees working for CWC, MWC and TWC are not represented by unions.
In the first quarter of 2023, SJWC executed three-year bargaining agreements with the International Union of Operating Engineers (“OE”), representing certain employees in the engineering department, and the Utility Workers of America (“UWUA”), representing the majority of all non-administrative employees at SJWC covering the period from January 1, 2023 through December 31, 2025. The agreements include a 6% wage increase provided in 2023, 3.5% in 2024 and 5.5% in 2025 for the union employees.
Employee Safety
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
We have specific targets that set the trajectory of our safety program to ensure continuous improvement, including:
•Implement processes and systems to track, monitor, report and continually improve health and safety performance;
•Communicate the updated Health and Safety Policy to employees to promote compliance, consultation, and participation of workers on health and safety matters; and
•Strive for zero accidents and injuries.
We have implemented several management systems to plan and respond to workplace safety and training as well as incidents such as pandemics, wildfires, earthquakes, cyber threats and extreme weather, among others. The goal is to safeguard our employees’ health and safety during local, national, or global incidents. Locally, workplace hazards are identified by onsite inspections and from near-miss investigations. More broadly, the team collaborates to anticipate and plan for external events such as a pandemic or for extreme weather or other external events that could impact our operations. Proactive identification of hazards keeps us one step ahead of our constantly changing workplace conditions.
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
Diversity and Inclusion
SJW Group believes that a workplace supporting diversity and inclusion not only promotes equity, teamwork, productivity and collaboration among employees, but also enables us to provide the best services to our customers, communities, and partners and enhance value for our stockholders. We are committed to fostering and maintaining a culture of diversity and inclusion, and we have been tracking our workforce demographics to identify employee teams, geographies, or seniority levels where hiring of minorities or specific demographic representation needs to be addressed. In 2021, CEO Eric Thornburg signed on to the CEO Action for Diversity & Inclusion™ CEO pledge, which outlines a specific set of actions the signatory CEOs will take to cultivate a trusting environment where all ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion. The Company’s Diversity, Equity and Inclusion Council (the “Council”) is comprised of employee volunteers from all four subsidiaries representing the communities we serve. Since inception, the Council has implemented several impactful initiatives including ongoing education and communications utilizing numerous platforms, providing unconscious bias training, and creating opportunities for all employees to celebrate and support cultural days of personal significance in their communities.

During the year ended December 31, 2023, our workforce comprised of:

Percentage of Workforce
Gender:
Female	29%
Male	70%
Undisclosed	1%
Ethnicity:
Hispanic or Latino	21%
Not Hispanic or Latino	79%
Race:
White	60%
Asian	10%
2 or More Races	4%
Black or African American	3%
American Indian or Alaska Native	1%
Native Hawaiian or Other Pacific Islander	1%
Other/Not Reported	21%
We work to ensure training and development opportunities are available so that all employees can establish and succeed in meaningful careers at SJW Group.
Community Involvement
In support of our mission as trusted, passionate and socially responsible professionals, we are dedicated to the people and the environment of the communities where we live, work, and serve. SJW Group provides various opportunities for our employees to participate in outreach programs from free virtual education programs for adults, employee-led courses for elementary school aged children, winter coat donation drives, environmental cleanups, community events, and grant programs supporting schools and fire departments. In addition, each of our subsidiaries supports their communities through charitable donations or sponsorships with a focus on the communities served. SJWC and CWC also have matching donations for certain programs to further promote our employees’ involvement in their communities. In California, the SJWC Employees Community Fund is a 501(c)(3) charitable organization that uses funds from employee contributions and company matches to provide grants to non-profit organizations supported by our employees.
Fair Wages and Competitive Benefits
SJW Group’s future success is largely dependent upon our ability to attract and retain highly skilled and qualified employees. Our California and Connecticut subsidiaries operate in particularly competitive labor markets; we believe our compensation package and benefit programs allow us to recruit and retain talented and qualified personnel. Our compensation and benefits programs include:
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
•Short-term incentive compensation for management level staff aligning with company financial and operational goals targeted to our stakeholders: customers, communities, employees, and stockholders;
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

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our executive officers, as of February 22, 2024:

Name	Age	Offices and Experience
Willie Brown	56
SJW Group—Vice President and General Counsel. Mr. Brown serves as Vice President and General Counsel of SJW Group and SJWC since June 2021. Mr. Brown served as Corporate Secretary of SJW Group and SJWC from January 2020 to October 2023. Mr. Brown served as Assistant General Counsel of SJW Group and SJWC from January 2020 to June 2021. From April 2018 to October 2023, Mr. Brown served as counsel and Corporate Secretary of various subsidiaries of the Corporation. Since joining SJWC in 2008, Mr. Brown has held various legal positions of increasing scope and responsibly. Prior to joining SJWC, Mr. Brown was an associate at two Silicon Valley law firms and is a member of the State Bar of California.

Bruce A. Hauk	53
SJW Group—Chief Operating Officer. Mr. Hauk serves as the Chief Operating Officer of SJW Group, SJWC, CTWS, and TWC since January 2023 and was the Chief Corporate Development and Strategy Officer of SJW Group, SJWC, CTWS, and TWC from August 2022 to December 2022. Prior to joining the Company, Mr. Hauk was the President of NextEra Water from May 2021 to August 2022. Prior to joining NextEra, Mr. Hauk served in several roles at American Water Works Company, Inc. from May 2011 to March 2021, lastly serving as President of Regulated Operations and Military Services Group and then as Deputy Chief Operating Officer. Previously, Mr. Hauk served as Deputy Mayor/Chief Administrative Officer for the City of Westfield, Indiana and as Town Manager/Director of Public Works for the City of Westfield, Indiana.

Kristen A. Johnson	57
SJW Group—Senior Vice President and Chief Administrative Officer. Ms. Johnson serves as Senior Vice President since November 2022 and Chief Administrative Officer of SJW Group, since April 2020. Ms. Johnson also serves as Senior Vice President of Administration for CTWS and certain of its subsidiaries since November 2019. Ms. Johnson also serves as Senior Vice President and Chief Administrative Officer of TWC, and as Senior Vice President of Administration for CWC and MWC, since April 2023. Previously, Ms. Johnson served as Director of Human Resources, Vice President of Human Resources and Vice President and Corporate Secretary of CTWS and its subsidiaries from 2007, 2008, and 2010, respectively. She served as the Corporate Secretary of The Maine Water Company until July 2020.

Craig J. Patla	56
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

Eric W. Thornburg	63
SJW Group—President, Chief Executive Officer and Chair of the Board. Mr. Thornburg serves as President and Chief Executive Officer of SJW Group and SJW Land Company and Chief Executive Officer of SJWC and TWC since November 6, 2017. He has served as the Chair of the Board of Directors of SJW Group, SJWC, SJW Land Company and TWC since April 25, 2018 and Chair of the Board of Directors of SJWNE LLC, CTWS and its subsidiaries since October 9, 2019. Prior to joining SJW Group, Mr. Thornburg served as President and Chief Executive Officer of CTWS since 2006, and Chair of the Board of CTWS since 2007.  Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004. From July 2004 to January 2006, he served as Central Region Vice President-External Affairs for American Water Works Corporation.

Andrew F. Walters	53
SJW Group—Chief Financial Officer and Treasurer. Mr. Walters serves as Chief Financial Officer and Treasurer of SJW Group, SJWC, SJW Land Company, and TWC since January 2022. Mr. Walters also serves as Chief Financial Officer of CTWS and its subsidiaries since April 2023. Mr. Walters served as Chief Corporate Development Officer and Integration Executive of SJW Group from November 2019 until January 2022 and previously served as Chief Administrative Officer of SJWC since January 31, 2014. Mr. Walters is also currently the Vice President of Business Planning of CWC and CTWS as of November 7, 2019. Prior to joining SJWC in 2014, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013. Prior to this, Mr. Walters served in the Investment Banking Division of Citigroup as managing director and head of infrastructure for the Americas and in other roles focused on mergers and acquisitions and capital raising for clients, since 1993.

Principal Accounting Officer of the Registrant
The following table summarizes the name, age, offices held and business experience for our principal accounting officer, as of February 22, 2024:

Name	Age	Offices and Experience
Mohammed G. Zerhouni	48
SJW Group—Senior Vice President of Finance, Principal Accounting Officer. Mr. Zerhouni serves as Senior Vice President of Finance, Principal Accounting Officer of SJW Group, SJWC, CTWS and TWC, since January 2023, and CWC and MWC, since January 2024. Prior to joining SJW Group, Mr. Zerhouni was the Chief Financial Officer of Veolia Utility Parent, Inc. (“VUP”) from October 2022 to January 2023 which is part of the North American business of Veolia Group, a rate-regulated water and wastewater company. Previously, Mr. Zerhouni was Vice President/Controller and Chief Accounting Officer of VUP from December 2018 to September 2022. Mr. Zerhouni served in various roles of increasing responsibility up to Senior Manager in the audit practice of PricewaterhouseCoopers LLP from December 2004 to December 2018. Mr. Zerhouni is a certified public accountant.

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
Our Water Utility Services represent the tariffed operations of our regulated utilities. Our operating revenue is generated primarily from the sale of water at rates authorized by applicable state public utility commissions (the “Regulators”). The Regulators set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of our regulated operations. Consequently, our revenue and operating results depend substantially upon the rates the Regulators authorize.
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
In addition, policies and regulations promulgated by the Regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow Water Utility Services to accomplish some or all of the items listed above, its future operating results may be adversely affected. Furthermore, from time to time, the commissioners at the Regulators may change. Such changes could lead to changes in policies and regulations and there can be no assurance that the resulting changes in policies and regulation, if any, will not adversely affect our operating results or financial condition.
We have various regulatory mechanisms such as balancing and memorandum accounts and rate adjustment mechanisms for infrastructure replacement, to recover certain costs and expenses. If the Regulators disagree with our calculations of our balancing and memorandum accounts, we may be required to make adjustments that could adversely affect our results of operations. Furthermore, there is no guarantee that the Regulators will approve our applications to recover all or a portion of our capital expenditure or infrastructure investment through such rate adjustment mechanisms, and their failure to do so will adversely affect our financial conditions and results of operations.

Recovery of regulatory assets is subject to adjustment by regulatory agencies and could impact the operating results of Water Utility Services.
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities to reflect the actions of regulators as permitted by FASB ASC Topic 980—“Regulated Operations.” These actions may result in the recognition of revenues and expenses in time periods that are different from non-rate-regulated enterprises. In accordance with ASC Topic 980, Water Utility Services record deferred costs on the balance sheet as regulatory assets when it is probable that these costs will be recovered in the ratemaking process. Also, Water Utility Services record regulatory liabilities for amounts expected to be refunded to customers in the ratemaking process and for amounts collected in advance of the related expenditures. Please refer to Note 3 of the “Notes to Consolidated Financial Statements” for a summary of regulatory assets and liabilities. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets would need to be adjusted, which could have an adverse effect on our results of operations and financial condition.
Water Utility Services is subject to litigation risks concerning water quality and contamination.
In October 2023, CWC, a subsidiary of SJW Group in our Water Utility Services segment, was named as a defendant in a class action lawsuit alleging that the water provided by CWC contained contaminants. CWC intends to vigorously defend itself in this lawsuit. There can be no guarantee that additional lawsuits will not occur in the future. Any environmental or product-related lawsuit, including the class action against CWC, may require us to incur significant legal costs and we may not be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage. Pollution liability coverage is in place for the majority of the SJW Group locations and operations but is subject to exclusions and limitations. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
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
In December 2011, regulations concerning the flow of water in Connecticut’s rivers and streams were adopted. As promulgated, the regulations require that certain downstream releases be made from seven of CWC’s eighteen active reservoirs no later than ten years following the adoption of stream classifications by the Department of Energy and Environmental Protection (“DEEP”). Currently, downstream releases are made at two locations. The next streamflow releases will be initiated by October 2024 and will affect two additional reservoirs. No groundwater supply wells are affected by the regulations.
DEEP has finalized stream classifications in all areas of Connecticut where CWC maintains and operates sources of supply. The Company remains engaged in the process in order to minimize impact to our available water supply. Although modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings. Although costs associated with the regulations may be recovered in the form of higher rates and Connecticut law allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations, there can be no assurance PURA would approve rate increases to enable us to recover all such costs and surcharges.
New or more stringent environmental regulations could increase Water Utility Services’ operating costs and affect its business.
Water Utility Services is subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.

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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide. Climate change laws and regulations enacted and proposed limit greenhouse gases emissions from covered entities and require additional monitoring/reporting. We produce a corporate sustainability report, which provides an overview of our energy usage and greenhouse emissions. At this time, the existing greenhouse gases laws and regulations are not expected to materially harm Water Utility Services’ operations or capital expenditures. While regulation on climate change could change, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.
Climate change may also impact water supply. For example, severity of drought conditions may impact the availability of water to all Water Utility Services and rising sea levels and their effect on contributing tributary’s water quality may impact the availability of groundwater to Water Utility Services.
We may be at risk for litigation under the principle of inverse condemnation for activities in the normal course of business that have a damaging effect on private property.
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
State laws in jurisdictions where we operate, including California, Connecticut, Texas and Maine, allow municipalities, water districts and other public agencies to own and operate water systems. If these public agencies are able to establish certain eminent domain elements required under state and federal laws, they may condemn water systems or real property owned by privately owned public utilities in certain circumstances. In general, if a public agency seeks to exercise its eminent domain power to take possession of private property, it must establish that such taking is for a public purpose and must pay just compensation to owners of such property. In the event of eminent domain or condemnation proceedings against our water utility property or systems, we may incur substantial attorney’s fees, consultant and expert fees and other costs in considering a challenge to such proceeding and/or its valuation for just compensation, as well as fees and costs in any subsequent litigation if necessary. If the public agency prevailed and acquired our utility property, we would no longer have access to the condemned property or water system, neither would we be entitled to any portion of revenue generated from the use of such asset going forward. Furthermore, if public agencies succeed in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets taken or be able to recover all charges associated with the condemnation of such assets, which may adversely affect our business operations and financial conditions.
Regulatory agencies may disagree with our valuation and characterization of certain of our assets.
If we determine that assets are no longer used or useful for utility operations, we may remove them from our rate base and subsequently sell those assets with any gain on sales accruing to the stockholders, subject to certain conditions. If the regulators disagree with our characterization, there is a risk that the regulators could determine that a portion or all of the realized appreciation in property value should be awarded to customers rather than our stockholders.
Risks Relating To Business Operations
The adequacy of our water supplies depends upon a variety of factors beyond our control. Interruption in the water supply may adversely affect our reputation and earnings.
We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate supply varies depending upon a variety of factors, many of which are partially or completely beyond our control, including: the amount of rainfall; the amount of water stored in reservoirs; underground water supply from which well water is pumped; availability from water wholesalers; changes in the amount of water used by our customers; water quality and availability of appropriate treatment technology; legal limitations on water use such as rationing restrictions during a drought; changes in prevailing weather patterns and climate; and population growth.
We purchase our water supply from various governmental agencies and others. Water supply availability may be affected by weather conditions, funding and other political and environmental considerations. In addition, our ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing our water production costs and adversely affecting our operating results if not recovered in rates on a timely basis. From time to time, we enter into water supply agreements with third parties and our business is dependent upon such agreements in order to meet regional demand. The parties from whom we purchase water maintain significant infrastructure and systems to deliver water to us. Maintenance of these facilities is beyond our control. If these facilities are not adequately maintained or if these parties otherwise default on their obligations to supply water to us, we may not have adequate water supplies to meet our customers’ needs.
If we are unable to access adequate water supplies, we may be unable to satisfy all customer demand, which could result in rationing. Rationing may have an adverse effect on cash flow from operations. We can make no guarantee that we will always have access to an adequate supply of water that will meet all required quality standards. Water shortages may affect us in a variety of ways. For example, shortages could: adversely affect our supply mix by causing us to rely on more expensive purchased water; adversely affect operating costs; increase the risk of contamination to our systems due to our inability to maintain sufficient pressure; and increase capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water. We may or may not be able to recover increased operating and construction costs on a timely basis, or at all, for our regulated systems through the ratemaking process. We can give no assurance, as to whether we may be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for any groundwater contamination.
We face competition from other utilities and service providers which might hinder our growth opportunities and mitigate our future profitability.

We face competition from other utilities and service providers which might hinder our growth opportunities and mitigate our future profitability. We face risks of competition from other utilities or other entities authorized by federal, state or local agencies to expand rate-regulated or contracted utility services. Once a state utility regulator grants a franchise to a public utility to serve a specific territory, that utility effectively has an exclusive right to service that territory. Although a new franchise offers some protection against competitors, the pursuit of franchises is often competitive, where new franchises may be awarded to utilities based upon competitive negotiation. Competing entities have challenged, and may challenge in the future, our applications for new franchises.

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.
Water Utility Services is seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect Water Utility Services. Water consumption typically increases during the third quarter of each year when weather tends to be warm and dry. In periods of drought, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes or restrictions are placed on outside irrigation, residential water demand would decrease, which would result in lower revenues.
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures and appliances, could diminish water consumption and result in reduced revenue. In addition, in time of drought, such as in the drought experienced in California in 2021 to early 2023, mandatory water conservation may become a regulatory requirement that impacts the water usage of our customers. While the impacts of conservation and drought may be mitigated by certain regulatory mechanisms that may apply, such regulatory mechanisms are subject to review and change by the Regulators. Accordingly, there could be no assurance that such regulatory mechanisms will offset the effects of any revenue losses or other adverse impacts to our operating results attributable to these fluctuations in customer demand.
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
The necessity for ongoing physical and technological security has resulted, and may continue to result, in increased operating costs.
The necessity for ongoing physical and technological security has resulted, and may continue to result, in increased operating costs. Because of physical and technological threats to the health and security of the United States of America, we employ procedures to review and modify security measures. We provide ongoing training and communications to our employees about threats to our water supply, our assets and related systems and our employees’ personal safety. We have incurred, and will continue to incur, costs for security measures in efforts to protect against such risks.

Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction, security breach, cyber-attacks, or other disruption that compromises our information could expose us to liability and adversely affect business operations. In addition, noncompliance could expose us to liability and adversely affect business operations.
Information technology is key to the operation of the Water Utility Services, including but not limited to payroll, general ledger activities, outsourced bill preparation and remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions, computer viruses and security breaches could prevent us from operating or monitoring our facilities, billing, and collecting cash accurately and timely analysis and reporting of financial results. In addition, we collect, process, and store sensitive data from our customers and employees, including personally identifiable information, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed without our authorization, publicly disclosed, lost, or stolen which could result in legal claims or proceedings, violation of privacy laws or damage to our reputation and customer relationships. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached. Further, the use of AI by cybercriminals may increase the frequency and severity of cybersecurity attacks, including against us or our third-party vendors. In addition, we may not be able to develop or acquire information technology that is competitive and responsive to the needs of our business, and we may lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency.
In addition, we must comply with privacy laws such as The California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers and to afford such consumers certain privacy rights and consumer protections. The CCPA also establishes statutory damages for victims of data security breaches, and provides additional rights for consumers to obtain their data from any business that has their personally identifying information. We are anticipating updated and finalized implementing regulations under the CCPA that may impact our compliance obligations. We are also subject to Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring, a similar law that took effect July 1, 2023, and will be subject to Texas Data Privacy and Security Act, a consumer privacy law that will be effective July 1, 2024. Moreover, additional state privacy laws have been passed or may be passed in the future, and they may have potential compliance obligations that impact our operations depending on whether we fall under their scope. The effects of these laws have been significant, requiring us to modify our data processing practices and policies and to incur costs and expenses for compliance. Despite our efforts to comply with these laws, we may fail to do so, which may lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach, and cause us to incur other significant costs, penalties, and other liabilities, as well as harm to our reputation.
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
The operations of our water and wastewater treatment plants involve physical, chemical, and biological processes and the use of pumps, generators, and other industrial equipment. As a result, our operations are subject to various industrial risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, effects resulting from confined operating spaces, fires, explosions, mechanical failures, storage tank leaks, and electric shock. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage, and related legal proceedings, including those commenced by regulators, neighbors, or others. They may also result in an unanticipated interruption or suspension of our operations and the imposition of liability. The loss or shutdown over an extended period of operations at any of our treatment facilities or any losses relating to these risks could have a material adverse impact on our profitability, results of operations, liquidity, and cash flows.
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
As of December 31, 2023, 240 of our 808 total employees were union members. Most of our unionized employees are represented by the UWUA, except certain employees in the engineering department who are represented by the OE. Only employees at SJWC are union members. The current three-year bargaining agreements will expire on December 31, 2025.
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
Risks Relating To Our Finances and Corporate Matters
We may not have sufficient cash flow or capital resources to fund capital expenditures of our business, and our access to liquidity through the capital markets may be limited.
Our business is capital-intensive. Expenditure levels for renewal and modernization of the system will grow at an increasing rate as components reach the end of their useful lives. SJW Group’s subsidiaries fund capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, borrowings through lines of credit and debt financings, as well as equity financings by SJW Group. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.
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
In addition, the terms and conditions of such indebtedness, including financial covenants and restrictive covenants, may reduce our business flexibility and adversely affect our business, financial condition, results of operations and prospects. The agreements governing the indebtedness contain covenants that impose significant operating and financial limitations and restrictions on us, including restrictions on the ability to enter particular transactions and engage in other activities that we may believe will be advisable or necessary for our business. In addition, failure to comply with any of the covenants in our existing or future debt agreements could result in a default under those agreements and under other existing agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements. Under certain circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations under our indebtedness, including principal and interest payments, which, if not cured, may cause an event of default.

Our senior note borrowings include certain financial covenants regarding a maximum debt to equity ratio and an interest coverage requirement. In the event the relevant borrower exceeds the maximum debt to equity ratio or interest coverage requirement, we may be restricted from issuing future debt. In addition, we have issued certain revenue bonds that contain affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds, and limitations and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreement.
Certain subsidiaries are required to comply with certain covenants in connection with their various long term loan agreements. These covenants include requirements to maintain a consolidated debt to capitalization ratio and restrictions on cash dividends paid based on restricted net assets. In the event that we violate any of these covenants, an event of default may occur and all amounts due under such loans, senior notes or bonds may come due, which would have an adverse effect on our business operations and financial conditions.
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
In order to satisfy the ring-fencing commitments, SJW Group formed SJWNE LLC a wholly owned special purpose entity (“SPE”) to own the capital stock of CTWS. The SPE, CTWS and its subsidiaries (collectively, the “CTWS Entities”) adopted certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”). As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intercompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates will result from the merger. This ring-fencing structure also subjects SJW Group and the CTWS Entities to certain governance, operational and financial restrictions since the closing of the merger. Accordingly, SJW Group may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Furthermore, the CTWS Entities’ directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, our financial condition, results of operations and prospects may be materially adversely affected.
Our business strategy, which includes acquiring water systems and expanding non-tariffed services, will expose us to new risks which could have a material adverse effect on our business.
Our business strategy focuses on the following:
(1)Regional regulated water utility operations (includes water and wastewater);
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the applicable state public utility commissions; and
(3)Out-of-region water and utility related services.

As part of our pursuit of the above three strategic areas, we consider from time-to-time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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

We may not be able to maintain adequate insurance coverage at reasonable costs, or at all, to cover all losses incurred in our operations.
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize potential liabilities arising from our operations. Our insurance programs have varying coverage limits, deductibles, exclusions and maximums, and our insurance coverages include: worker’s compensation, employer’s liability, damage to our property, general liability, pollution liability, cybersecurity, and automobile liability. Each policy includes either deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured. The insurance companies may also seek to challenge, reduce or deny any claims we submit, which may prevent us from recovering fully the losses we incurred. In addition, insurance companies may increase premiums or deductibles or reduce coverage limits based on factors that are beyond our control, including industry trends, financial conditions of insurance companies and catastrophic events such as wildfire, earthquake and pandemic. There can be no assurance that we can secure all necessary or appropriate insurance in the future, or that such insurance can be obtain at reasonable cost, or at all.
General Risk Factors
We operate in areas subject to natural disasters, and we may be the target of terrorist activities and other physical threats.
We operate in areas that are prone to earthquakes, fires, floods, extreme weather and other natural disasters. A significant seismic event in northern California, where the majority of our operations are concentrated, or other natural disaster in northern California, Connecticut, Texas or Maine could adversely impact our ability to deliver water to our customers and our costs of operations. A major disaster could damage or destroy our capital assets, harm our reputations and adversely affect our results of operations. The Regulators have historically allowed utilities to establish catastrophic event memorandum accounts as a possible mechanism to recover costs, such as the CEMA memorandum account in California. However, we can give no assurance that our regulators, or any other commission would allow any such cost recovery mechanism in the future.
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
It is possible that wildfires and other fire hazards may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that might be occurring as result of changed weather patterns. The effects of these natural disasters in California’s drought-prone areas, such as the Santa Cruz Mountains, the watershed of which SJWC owns approximately 6,400 acres and where SJWC typically obtains approximately up to 10% of its water supply, may temporarily compromise its surface water supply resulting in disruption in our services and litigation which could adversely affect our business, operating results, and financial condition.
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
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include volatility of the general stock market or the utility index, regulatory developments, public announcement of material development in strategic transactions, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic event(s) or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public stocks in part because they seek reliable dividend payments. If there is an oversupply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.
We must continue to attract and retain qualified technical and managerial personnel in order to succeed.
Our future success depends substantially upon our ability to attract and retain highly skilled technical, operational and financial managers. There is a significant competition for such personnel in our industry. Our ability to recruit and retain qualified personnel depends on many factors, including but are not limited to, our ability to provide competitive compensation and benefit packages, availability of talents in our industry, general workforce trends and macroeconomic conditions. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could have an adverse effect on our business, as our management team has knowledge of our industry and customers and would be difficult to replace. We believe we offer competitive compensation and benefits as well as conduct succession planning and provide opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to grow and operate profitably.

Item 1B.Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have taken critical steps to ensure the security and protection of our computer systems and networks. Our processes for assessment, identification and management of material risks from cybersecurity threats include routine monitoring of vulnerabilities, evaluations of new service providers, written policies for incident identification and management, and regular testing and assessment of our cybersecurity posture.
We have integrated cybersecurity risk management as part of our company-wide culture. The measures undertaken include, but are not limited to, monthly cybersecurity training for all employees and frequent communication to all employees on the importance of cybersecurity measures.
We have engaged third-party experts to assist us in monitoring and managing our cybersecurity process. Furthermore, we monitor cybersecurity threats at certain of our third-party vendors on a regular basis. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the company, including our business strategy, results of operations, or financial condition. We have discussed cybersecurity risks that may affect the company in Item 1A, “Risk Factors,” under the headings, “The necessity for ongoing physical and technological security has resulted, and may continue to result, in increased operating costs,” “Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction, security breach, cyber-attacks or other disruption that compromises our information and expose us to liability and adversely affect business operations. In addition, noncompliance could expose us to liability and adversely affect business operations,” and “We may not be able to maintain adequate insurance coverage at reasonable costs, or at all, to cover all losses incurred in our operations.”
Cybersecurity Governance
We have implemented an internal risk assessment process that focuses on the principal risks that have been identified for us, including risks associated with our regulatory environment, business operations and continuity, compliance requirements, information technology and data storage and retrieval facilities, cyber risk, insurance coverage. The Audit Committee, pursuant to its charter, meets at least quarterly with senior leadership and other employees to discuss identified risks and the measures taken to control, manage and mitigate those risks, which include cyber and information security risk. On the basis of these meetings and discussions regarding such risks, the Chairman of the Audit Committee reports periodically to the full Board. The Vice President, Information Security Officer provides cybersecurity updates to the Audit Committee and other members of our senior management as appropriate at least quarterly. Our Vice President, Information Security Officer, and his team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes, with the support of third-party experts. The Vice President, Information Security Officer has over 30 years of experience in information technology of which over 20 years is in cybersecurity, with industry experience in utilities, banking and e-commerce.

Item 2.Properties
The properties of SJWC consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 6,400 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.3 billion gallons, 2,492 miles of transmission and distribution mains, distribution storage of approximately 0.20 billion gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
SJWC maintains all of its properties in good operating condition in accordance with customary practice for a water utility. SJWC’s groundwater pumping stations have a production capacity of approximately 0.26 billion gallons per day and the present capacity for taking purchased water is approximately 0.08 billion gallons per day. The surface water collection system has a physical delivery capacity of approximately 0.03 billion gallons per day. During 2023, a maximum and average of 0.13 billion gallons and 0.09 billion gallons of water per day, respectively, were delivered to the system.
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
Sources of water supply owned, maintained and operated by CTWS include 25 surface water reservoirs and 108 well fields. In addition, CWC and MWC have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems. Collectively, these sources have the capacity to deliver approximately 0.08 billion gallons of potable water daily to the 27 major operating systems. CTWS also owns, maintains and operates 50 small, non-interconnected satellite and consecutive water systems, that combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. CTWS’s 30 water treatment plants have a combined treatment capacity of approximately 0.05 billion gallons per day. In addition, CTWS owns and operates one wastewater treatment plant with a capacity of 780,000 gallons per day.
The properties of TWC consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, wells, supply lines, water treatment plants, pumping plants, 818 miles of transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout its service area. TWC maintains a service area that covers approximately 271 square miles located in the southern region of the Texas hill country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties. The majority of the service area surrounds an 8,200-surface acre reservoir, Canyon Lake. TWC production wells have the ability to pump a combined 5.8 billion gallons annually. TWC has contracts for 2 billion gallons of untreated surface water and 0.24 billion gallons of treated surface water from the GBRA annually, and 0.11 billion gallons of treated surface water from LCRA. TWC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. TWC maintains 87 storage tanks with a total storage capacity of 0.02 billion gallons. TWC owns and operates four wastewater treatment plants with a combined capacity of 293,500 gallons per day. In August 2023, TWR acquired eight wells and the water rights of KT Water Resources LLC. These wells have been projected to yield an additional 2.0 billion gallons per year or more.

Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use. A substantial portion of treatment, storage and distribution properties owned by MWC are subject to liens of mortgage or indentures that secure bonds, notes and other evidences of long-term indebtedness.
As of December 31, 2023, SJW Land Company and Chester Realty, Inc. own approximately 101 acres of property in the State of California, 55 acres of property in the State of Tennessee and 23 acres of property in State of Connecticut.
The following table is a summary of SJW Land Company and Chester Realty, Inc. properties described previously:

				% for Year Ended December 31, 2023 of Real Estate Services
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, TN	30	361,500	52%	47%
Commercial building	Knoxville, TN	15	135,000	47%	52%
Undeveloped land and parking lot	Knoxville, TN	10	N/A	N/A	N/A
Undeveloped land	San Jose, CA	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	1%
Commercial building	Guilford, CT	1	1,300	—%	—%

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
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol “SJW.” As of December 31, 2023, there were 271 record holders of SJW Group’s common stock, excluding those shares held in street or nominee name.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2023. The comparison assumes $100 was invested on December 31, 2018 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2018	2019	2020	2021	2022	2023
SJW Group	$100	130	130	139	158	130
Water Utility Index	$100	140	162	201	173	155
S&P 500 Index	$100	131	156	200	164	207
The Water Utility Index is the nine water company Water Utility Index (including CTWS up to the time of its merger with SJW Group) prepared by Wells Fargo Securities, LLC. The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
The following discussion and analysis of our financial condition and results of operations should be read together with “Forward-Looking Statements,” Part 1, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and notes included under Item 8 of this Annual Report on Form 10-K. The following sections include a discussion of results for the year ended December 31, 2023 compared to the year ended December 31, 2022. The comparative results for the year ended December 31, 2022 with for the year ended December 31, 2021 generally have not been included in this Form 10-K but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Business Strategy for Water Utility Services
SJW Group focuses its business initiatives in three strategic areas:
(1)Investing in regional regulated water utility operations to support the health, safety and quality of life of our customers;
(2)Regional non-tariffed water utility related services provided in accordance with the guidelines established by the applicable state public utility commissions; and
(3)Out-of-region water and utility related services.
Regional Regulated Activities
SJW Group’s regulated utility operation is conducted through SJWC, CWC, TWC and MWC. SJW Group plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures and also seeks to acquire regulated water systems adjacent to or near its existing service territory. CWC and TWC also provide regulated wastewater services.
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than non-tariffed industries.
Regional Non-tariffed Activities
SJWC provides non-tariffed services, such as water system operations, maintenance agreements and antenna site leases under agreements with municipalities and other utilities. TWC provides non-tariffed wholesale water service to adjacent utilities and non-tariffed wastewater services. CTWS provides non-tariffed services, such as water system operations and maintenance under agreements with municipalities and other utilities. Additionally, CTWS offers Linebacker©, an optional service line protection program covering a limited amount of the cost of repairs for leaking or broken water and wastewater service lines and in-home plumbing to eligible residential customers in Connecticut and water service lines to eligible residential customers in Maine.
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
•Capital requirements;
•General economic conditions; and
•Synergy potential.

As part of our pursuit of the above three strategic areas, we consider from time-to-time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records regulatory assets for incurred costs that are deemed probable of recovery from customers. Also, Water Utility Services recognizes regulatory liabilities for amounts expected to be refunded to customers in the rate-making process and for amounts collected in advance of the related expenditures. Regulatory assets or liabilities are also recognized for special revenue programs such as WCMA and WRA in accordance with guidance on alternative revenue programs under ASC Topic 980, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. Application of ASC Topic 980, including determining whether recovery is probable, requires significant judgement by management and includes assessing evidence that may exist prior to regulatory authorization, including regulatory rules and decisions, historical ratemaking practices, and other facts and circumstances that would indicate the recovery or refund is probable. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to asset removal costs, the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, pensions and other postretirement benefits, and employee benefit costs. The disallowance of any asset in future ratemaking, including regulatory assets, would require Water Utility Services to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ended December 31, 2023, 2022 and 2021.
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

Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, pensions, and general rate case and cost of capital true-ups. The amount in the water production balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC. The general rate case true-up accounts are a result of revenue shortfalls authorized for collection or refund by the CPUC due to delayed rate case and cost of capital decisions. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
SJWC also maintains memorandum accounts to track impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCMA allows SJWC to track revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reduction. SJWC records the lost revenue captured in the WCMA balancing accounts. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA.
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
It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing or memorandum accounts into customer rates at the time rate decisions are made as part of SJWC’s general rate case proceedings by assessing temporary sur-credits and/or surcharges. In the case where SJWC’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, SJWC can request the CPUC to recognize the amounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter.
Goodwill
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group performed an impairment analysis as of October 1, 2023. The qualitative assessment found no indicators of impairment and therefore did not perform the quantitative impairment test. No impairments occurred during the years ended December 31, 2023, 2022 or 2021.
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
Pursuant to Connecticut regulations, CWC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Connecticut. Additionally, to mitigate regulatory lag for pipeline replacement and conservation related projects, the Connecticut State Legislature has approved WICA that allows for a surcharge to be added to customer bills semi-annually for certain eligible pre-approved projects. Further, to mitigate risks from variations in revenues from changes in customer usage, the Connecticut State Legislature has approved a WRA to provide for recovery of the company’s authorized revenues.
Pursuant to Texas regulation, TWC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Texas, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months. Additionally, to mitigate regulatory lag for capital improvements, Texas seeks to implement its first SIC. The SIC will allow TWC to earn a return on some of its capital improvements made after 2020 through a surcharge to its customers. The SIC is a cost recovery mechanism recently adopted in Texas that avoids the immediate need for a general rate case. The PUCT permits the acquisition of utilities using a process termed the Fair Market Value. This process brings in three appraisers to determine the market value of a system which the acquiring utility can apply as the value of utility plant included in rate base. In addition, after recent legislation the PUCT adopted rules allowing the application of the Filed Rate Doctrine. This allows water utilities the option of applying their previously approved rates to the customers of newly acquired systems, which encourages consolidation by minimizing rate case expenses.
Pursuant to Maine regulations, MWC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Maine. Additionally, to mitigate regulatory lag for all infrastructure replacements (except meters), the Maine State Legislature has approved of WISC that allows for a surcharge to be added to customer bills semi-annually for certain pre-approved projects.
Infrastructure Investment
The water utility business is capital-intensive. In 2023 and 2022, company-funded capital improvements were $271,772 and $218,784, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $332,000 in 2024 and $1,621,000 over five years for capital improvements. SJW Group funds these expenditures through a variety of sources, including earnings received from operations, debt and equity financing, and other borrowings. SJW Group relies upon lines of credit to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our successful 2023 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future.
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
Environmental, health and safety, and water quality regulations are complex and change frequently, and the overall trend has been that they have become more stringent over time. It is possible that new or more stringent environmental standards and water quality regulations could be imposed that will increase Water Utility Services’ water quality compliance costs, hamper Water Utility Services’ available water supplies, and increase future capital expenditures. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. In the past, Water Utility Services have generally been able to recover expenses associated with compliance related to environmental, health and safety standards, but future recoveries could be affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2023, production expenses accounted for 49% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services’ is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2023, we had cash outflows of $7,537 for business acquisitions which we believe will allow SJW Group to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety, and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations.
The following is the change in customer usage in 2023 compared to 2022:
•SJWC residential usage decreased 2.9% and business usage decreased 0.8%.
•TWC residential and business usage decreased 8.8%.
•CWC residential usage decreased 7.9% and business usage decreased 3.3%.
•MWC residential usage decreased 7.3% and business usage decreased 14.3%.

For the year ended December 31, 2023, SJWC’s residential and business usage was lower by 15.0% and 3.2%, respectively, than the amount authorized in our 2022-2024 general rate case. SJWC’s service area is currently under voluntary 15% reduction of water consumption. To address the difference between conservation usage and authorized usage in the rate case, the CPUC has approved the activation of the WCMA which tracks the divergence between authorized versus actual consumption in a balancing account for future recovery.
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
SJWC believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and purchased imported water, will be sufficient to meet customer demand for 2024. In addition, SJWC actively works with Valley Water to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CWC and MWC believes that they will be able to meet customer demand for 2024 with their existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities. TWC believes that it will be able to meet customer demand for 2024 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.

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
See Item 1, “Business” and Item 1A, “Risk Factors” for a discussion of SJW Group’s general business and regulatory activities.
Overview
SJW Group’s consolidated net income for the year ended December 31, 2023 was $84,987, compared to $73,828 for the same period in 2022. This represents an increase of $11,159 or 15%, from 2022. The increase in net income was primarily driven by rate filings in California and Maine, lower maintenance costs due in part to prior year incurred costs related to the Order of Instituting Investigation settlement agreement, and a decrease in income taxes due to the partial release of an uncertain tax position reserve, partially offset by higher water production expenses, higher debt interest expenses, increased allowances for credit losses, higher depreciation and amortization expense related to new utility plant additions, and a gain on sale of nonutility properties of $6,197 in 2022 that did not recur in 2023.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2023	2022
Water Utility Services	$664,679	615,093
Real Estate Services	5,684	5,605
Total operating revenue	$670,363	620,698
The change in consolidated operating revenues was due to the following factors:

	2023 vs. 2022 Increase/(decrease)
Water Utility Services:
Consumption changes	$(6,624)	(2)%
Increase in customers	3,780	1%
Rate increases	46,592	8%
Balancing and memorandum accounts:
MWRAM	628	—%
WCMA	1,994	1%
All other	1,187	—%
Other regulatory mechanisms	1,875	—%
Other	154	—%
Real Estate Services	79	—%
Total change in operating revenue	$49,665	8%

The revenue increase consists of $49,586 from Water Utility Services and $79 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in authorized rates in California and Maine which resulted in $46,592 of additional revenue, an increase of $3,780 from new customers, balancing and memorandum accounts increases were primarily due to WCMA for $1,994 and $1,187 for all other balancing and memorandum accounts, and increases in other regulatory mechanisms by $1,875, partially offset by decreases of $6,624 due to lower usage.
Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2023	2022
Residential and business	$566,651	509,284
Industrial	5,038	5,619
Public authorities	24,395	22,633
Others	56,823	50,821
Balancing and memorandum accounts and other regulatory mechanisms	11,772	26,736
	$664,679	615,093
Number of Customers

	2023	2022
Residential and business	387,616	384,346
Industrial	614	609
Public authorities	2,424	2,389
Others	11,056	10,982
	401,710	398,326
Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2023	2022
Water Utility Services	$514,375	482,679
Real Estate Services	2,956	3,719
All Other	3,597	3,322
	$520,928	489,720

The change in consolidated operating expenses was due to the following factors:

	2023 vs. 2022 Increase/(decrease)
Water production expenses:
Change in surface water use	$(11,510)	(2)%
Change in usage and new customers	(9,716)	(2)%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	31,767	7%
Balancing and memorandum account cost recovery	12,869	2%
Total water production expenses	23,410	5%
Administrative and general	3,252	1%
Maintenance	(5,005)	(1)%
Property taxes and other non-income taxes	1,903	—%
Depreciation and amortization	1,451	—%
Gain on sale of nonutility property	6,197	1%
	$31,208	6%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. Surface water is sourced from SJWC’s 6,400 acres of watershed in the Santa Cruz mountains. In 2022, SJWC’s general rate case decision approved the use of the Full Cost Balancing Account which mitigates the cost of the water supply from changes and variations in quantities from each of these sources which affect the overall mix of the water supply. The water rates for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase revenues to offset the rate increase.
CWC’s water sources vary among the individual systems, but overall, approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. In addition, CWC has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority and The Metropolitan District that expire in 2058 and 2053, respectively.
TWC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. TWC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
In August 2023, SJWTX Holdings Inc.’s unregulated subsidiary, TWR acquired eight wells and the water rights of KTR. These wells have been projected to yield an additional 6,000 acre-feet per year or more. TWC staff is currently working on acquiring easements and routing of the waterline and infrastructure needed to get this water into our Triple Peak water system to serve existing customers and planned new developments.
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040.

The following table presents the sources of water supply for water utility services:

	Source of Water Supply
	2023	2022
	(billion gallons)
Purchased water	19.5	19.7
Groundwater	12.4	18.2
Surface water	14.6	10.5
Reclaimed water	0.8	0.9
	47.3	49.3
Average water production expense per billion gallons	$5.420 million	$4.719 million
The percentages of water supply by source excluding reclaimed water by state is presented below:

	Purchased Water		Groundwater		Surface Water
	2023	2022	2023	2022	2023	2022

California	54%	52%	32%	40%	12%	5%
Connecticut	6%	7%	36%	36%	58%	57%
Maine	2%	3%	7%	8%	91%	89%
Texas	17%	28%	34%	28%	49%	44%
Water production in 2023 for Water Utility Services decreased 2.0 billion gallons from 2022. The changes are primarily attributable to changes in consumption by customers driven primarily by weather conditions in California, Maine and Texas.
The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2024, 2023 and 2022 was $6.411 million, $5.644 million and $4.953 million per billion gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $6.058 million, $5.290 million and $4.600 million per billion gallons for Valley Water’s fiscal years 2024, 2023 and 2022, respectively. SJWC’s unaccounted-for water for 2023 and 2022 approximated 8.4% and 8.9%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and water loss reduction programs.
CWC has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. In addition, CWC is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement, $3.1 million per billion gallons as of December 31, 2023. CWC has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC has agreed to purchase 0.28 billion gallons of water annually from MDC at the published retail rate, three dollars and eighty cents per hundred cubic feet as of December 31, 2023.
MWC has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. MWC guarantees a minimum consumption of 0.05 billion gallons of water annually. Water sales to MWC are billed at a wholesale discount of twenty cents per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was one dollar and fifty-one cents per hundred cubic feet as of December 31, 2023.
CTWS’s unaccounted-for water for 2023 and 2022 approximated 13.1% and 14.2%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by WICA and WISC main replacement programs and lost water reduction initiatives.
The various components of operating expenses are discussed below.

Water production expenses
Water production expenses increased $31,767 in higher per unit costs paid for purchased water, groundwater extraction, energy price charges and other production expenses and increased $12,869 in water production balancing and memorandum accounts for the Full Cost Balancing Account, offset by decreases of $11,510 as a result of increased availability of California surface water in 2023 compared to 2022 and $9,716 due to lower customer usage.
Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.
Administrative and general expense increased $3,252 in 2023, or 1% of the total operating expenses in 2022 primarily due to an increase in allowances for customer credit losses.
Maintenance Expense
Maintenance expenses decreased $5,005 or 1%, primarily due to prior year incurred costs related to the Order of Instituting Investigation settlement agreement. In addition, proactive asset management and advanced leak detection reducing emergency projects and replacing them with scheduled improvements that are no longer temporary in nature reduced maintenance expenses for the year.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2023 increased $1,903 from 2022. The increase was primarily the result of increased property taxes due to utility plant additions, and an increase in payroll taxes due to increases in wages.
Depreciation and Amortization
Depreciation and amortization expense increased $1,451 in 2023. The increases were primarily due to increases in depreciation related to new utility plant additions; partially offset by a $2,400 one-time impact related to amortization on certain Cupertino concession assets in 2022.
Sale of nonutility properties
Gain on sale of nonutility properties decreased $6,197 in 2023 primarily due to the recording of a non-recurring sale of non-utility properties in 2022, and no recorded gain on the sale of nonutility properties in 2023.
Other Income and Expense
The change in other (expense) income in 2023 compared to 2022 was primarily due to an increase in interest expense due to an increase in long-term debt balances, higher interest rates on lines of credit borrowings and an increase in pension non-service cost, offset by the changes in the Rabbi Trust and life insurance policy values and a true-up on prior real estate sale transactions.
SJW Group’s consolidated weighted-average cost of long-term debt, including the amortization of debt issuance costs, was 3.97% and 4.0% for the years ended December 31, 2023 and 2022. Cost of borrowing on the lines of credit averaged 6.29% and 3.41% for the years ended December 31, 2023 and 2022, respectively.
Provision for Income Taxes
Income tax expense for 2023 was $5,956, compared to $8,496 in 2022. The effective consolidated income tax rate was 7% for 2023 and 10% for 2022. The decrease in income tax expense and the effective income tax rate was primarily due to the partial release of an uncertain tax position reserve.
Please refer to Note 7, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of income tax computed at the federal statutory rate to actual income tax expense.
Other Comprehensive Income
The change in other comprehensive income in 2023 compared to 2022 was primarily due to the change in the benefit obligation for CWC’s supplemental executive retirement plan primarily as a result of changes in the discount rate and the unrealized gain on its investments.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers on a bi-monthly basis. Management believes that the collection rate for its accounts receivables will increase as service disconnections gradually return to normal operations following the expiration of remaining state orders to suspend water service disconnections in 2022 that were instituted as a result of the COVID-19 pandemic. On December 28, 2023, SJWC submitted the application to receive $10,237 through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customer accounts greater than 60-days past due as of December 31, 2022. We anticipate the funds to be received in the first quarter of 2024 after the State of California Water and Wastewater Arrearages Payment Program completes the review of this application.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. In 2023, SJW Group and its subsidiaries obtained $70,000 in funds from new long-term debt and $80,659 in funds from equity issuances. From these amounts, SJW Group funded its 2023 capital expenditure programs, refinanced certain short and long-term borrowings, and funded working capital. See Note 4 and Note 6 of “Notes to Consolidated Financial Statements” for discussion on the equity and debt financing activities of SJW Group. In addition, SJW Group paid cash dividends of $47,905 during the year ended December 31, 2023.
In 2023, the common dividends declared and paid on SJW Group’s common stock represented 56% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 321 consecutive quarters and the annual dividend amount has increased in each of the last 56 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2023, SJW Group generated cash flow from operations of approximately $190,800 compared to $166,200 in 2022. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items. Cash flow from operations increased in 2023 by approximately $24,600. The increase was primarily due to a combination of the following factors: (1) an increase of $16,100 due to higher net income adjusted for non-cash items and general working capital changes, (2) an increase in collections against our regulatory assets and liabilities which generated an increase of $10,600, (3) an increase from postretirement benefits assets and obligations of $5,600, and (4) an increase from other noncurrent assets and noncurrent liabilities of $2,800, offset by (5) a decrease of $10,500 attributable to tax accruals compared to the prior period.
Cash Flow from Investing Activities
In 2023, SJW Group used approximately $271,800 of cash for Company funded capital expenditures, $16,900 for developer funded capital expenditures, $24,200 and $7,537 for nonutility assets and business acquisitions, respectively, primarily for ongoing business and asset acquisition activities in Texas, and $2,100 in utility plant retirement costs. In 2022, SJW Group used approximately $218,800 of cash for Company funded capital expenditures, $22,900 for developer funded capital expenditures, $2,500 in utility plant retirement costs, $600 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee, and $400 for ongoing business and asset acquisition activities in Texas. These uses were offset by cash proceeds of $1,000 from the sale of various nonutility properties during the year.
Water Utility Services has budgeted 2024 capital expenditures of approximately $332,000, excluding capital expenditures financed by customer contributions and advances. The 2024 budget is comprised of as follows:

Budgeted Capital Expenditures 2024
SJWC	$169,000
CWC	94,000
TWC	49,000
MWC	20,000
Total capital expenditures	$332,000
The 2024 capital expenditures budget is concentrated in main replacements. Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,621,000 in capital expenditures. A significant portion of this amount is subject to future approval from the Regulators. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023, increased by approximately $50,500 from the same period in the prior year, primarily as a result of increase in cash proceeds from long-term debt and issuances of common stock, partially offset by an increase in the amount of net borrowings on our lines of credit, and an increase in payments of dividends. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, during years when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.
SJW Group and its subsidiaries have unsecured bank lines of credit totaling $350,000 as of December 31, 2023. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital” below.
Sources of Capital
SJW Group’s regulated operations’ ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and obtain external financing through the issuance of new long-term debt or issuance of equity. The level of future earnings and the related cash flow from operations is dependent, in large part, on the timing and outcome of regulatory proceedings. SJW Group’s regulated operations’ financing activity is designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. See current authorized capital structures in Item 1, “Business” under “Regulation and Rates.”
Short-term Financing Arrangements
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of December 31, 2023, and 2022 are as follows:

		2023			2022
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	August 2, 2028
SJW Group		$50,000	10,000	40,000	—
SJWC		140,000	56,000	84,000	95,000
CTWS		90,000	53,000	37,000	20,000
TWC		20,000	2,500	17,500	—
Total syndicated credit agreement		300,000	121,500	178,500	115,000
CTWS credit agreement	August 2, 2028	10,000	10,000	—	4,578
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
		$350,000	171,500	178,500	159,578
Cost of borrowing on the lines of credit averaged 6.29% and 3.41% for the years ended of December 31, 2023 and 2022, respectively.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2023, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
For additional information on SJW Group’s lines of credit, see Note 5 of “Notes to Consolidated Financial Statements.”
Long-term Financing Arrangements
SJW Group’s and its subsidiaries’ long-term debt activities are for purposes of refinancing short-term borrowings, funding capital expenditures and working capital, and repayments of maturing long-term debt. The following table summarizes the long-term debt issuances and repayments for the year ended December 31, 2023:

	Issuance (Repayment)	Activity Date	Maturity Date
SJWC:
Senior note, Series P, 4.85%	$70,000	Jan 2023	Feb 2053
CTWS:
Bank term loan, 4.09%	(1,377)	2023	December 2027
Bank term loan, 4.15%	(610)	2023	August 2037
MWC:
Senior Note, Series G, 8.95%	(900)	Nov 2023	December 2024
State revolving fund loans, various series, 0.00%-2.58%	(1,460)	2023	2022-2048
	$65,653
Additionally, on August 14, 2023, in connection with the KT Water Resources acquisition, TWR entered into a post-closing production payment obligation to pay a total amount of $29,000 to the seller over a period up to 29 years. The repayment schedule is based on the quantity of groundwater produced from the acquired wells, subject to certain provisions in the purchase agreement.
On January 22, 2024, CWC sold an aggregate principal amount of $25,000,000 of its 6.46% Senior Notes, Series 2023 due January 1, 2054.
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of December 31, 2023, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
For additional information, see Note 6 of “Notes to Consolidated Financial Statements.”
Equity Financing Arrangements
On March 1, 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which SJW Group increased the aggregate gross sales price of shares of SJW Group’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the year ended December 31, 2023, SJW Group issued and sold a total of 1,119,806 shares of common stock with a weighted average price of $73.68 per share and received $80,659 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 2,004,657 shares of common stock with a weighted average price of $73.57 for a total net proceeds of $143,998 and has a remaining $92,509 under the Equity Distribution Agreement.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2023 and 2022 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. SJW Group, CTWS and CWC were put on negative watch on September 19, 2023. Standard & Poor’s noted the change in outlook is due to recent regulatory and legislative developments in Connecticut that are not consistent with Standard & Poor’s view of the regulatory framework for investor owned utilities.

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
SJW Group’s contractual obligations and commitments as of December 31, 2023 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$680,900	40,900	15,000	15,000	610,000
Bank term loans, Water Utility Services	190,795	4,500	5,000	17,020	164,275
Advances for construction, SJWC (1)	60,975	3,034	5,848	5,520	46,573
California Pollution Control Financing Authority Revenue Bond, SJWC	70,000	—	—	—	70,000
Connecticut Innovations Revenue Bonds, CWC	22,050	—	—	9,550	12,500
State revolving fund loans, MWC	14,239	1,504	2,546	2,396	7,793
Senior notes, SJW Group	560,000	—	—	—	560,000
Bank term loans, CTWS	16,457	2,071	4,405	1,873	8,108
Seller financing debt, TWR (2)	29,000	—	437	1,642	26,921
Total contractual cash obligation	$1,644,416	52,009	33,236	53,001	1,506,170
Total interest on contractual obligations	$939,978	59,162	116,303	112,963	651,550
___________________________________
(1)     As of December 31, 2023, advances for construction were $146,582 of which $55,170 was related to non-refundable advances for construction and $30,437 was related to advances which are refundable based on service connections made.
(2)    The timing of payments on the seller financing shown in the table above reflects management’s current estimate. The actual timing of payments will be based upon the actual quantities of groundwater produced from the acquired wells.
With regard to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For further discussion on uncertain tax positions, please see Note 7 of “Notes to Consolidated Financial Statements.”
Water Supply Agreements
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2023, 2022 and 2021, SJWC purchased from Valley Water 18.3 billion gallons ($111,173), 18.2 billion gallons ($96,793) and 19.4 billion gallons ($91,938), respectively, of contract water. On June 16, 2022, Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2024. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18.9 billion gallons ($121,182) of water at the current contract water rate of $6.41 million per billion gallons in the year ending December 31, 2024. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available. The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2024, 2023 and 2022 was $6.411 million, $5.644 million and $4.953 million per billion gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $6.058 million, $5.290 million and $4.600 million per billion gallons for Valley Water’s fiscal years 2024, 2023 and 2022, respectively.

SJWC also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater. Valley Water determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the Valley Water groundwater extraction charge, SJWC also incurs power costs to pump the groundwater from the basin.
CWC has an agreement with the RWA to purchase water. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. CWC will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, CWC has the option, but is under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement ($3.1 million per billion gallons as of December 31, 2023). CWC has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC has agreed to purchase 0.28 billion gallons of water annually from MDC. The rate charged by the MDC at December 31, 2023 were three dollars and eighty cents per hundred cubic feet.
MWC has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. MWC guarantees a minimum consumption of 50 million gallons of water annually. Water sales to MWC are billed at a wholesale discount of twenty cents per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was one dollar and fifty-one cents per hundred cubic feet as of December 31, 2023.
TWC has long-term contracts with the GBRA. The agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with 7,650 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided GBRA gives TWC a 60-day written notice on the proposed adjustment. TWC also has raw water supply agreements with the LCRA and WTPUA expiring in 2059 and 2046, respectively, for 350 acre-feet of water per each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Employee Benefit Arrangements
SJWC and CTWS sponsor noncontributory defined benefit pension plans and provide health care and life insurance benefits for retired employees. In 2023, SJWC and CTWS contributed $11,145 and $920 to the pension plans and other postretirement benefit plans, respectively. In 2024, SJWC and CTWS expect to make required and discretionary cash contributions of up to $8,744 to the pension plans and other postretirement benefit plans. The amount of required contributions for years thereafter is not actuarially determinable.
SJWC’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, SJWC is committed to pay approximately $1,909 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CTWS’s other benefit obligations include employees’ postretirement benefits, supplemental executive retirement agreements and deferred compensation agreements and plan. Future payments may fluctuate depending on the contribution rates of employees into the deferred compensation plan and the life span of the retirees and as current officers and executives retire. Under these benefit plans, CTWS is committed to pay approximately $1,678 annually to former officers and directors.
Recently Adopted Accounting Policies and New Accounting Pronouncements
See Note 2 of “Notes to Consolidated Financial Statements” for a discussion of recently adopted accounting policies and new accounting pronouncements for the year ended December 31, 2023.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the company’s variable rate lines of credit. SJW Group’s subsidiaries sponsor noncontributory pension and other postretirement plans for its employees. Pension and other postretirement costs and the funded status of the plans may be affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation.
SJW Group has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SJW Group
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s financial statement line items and disclosure impacted by rate regulation and the high degree of subjectivity involved in assessing the impact of regulatory decisions on the financial statements. Management judgments include assessing the probability of (1) recovery in future rates of incurred costs and (2) the requirement to refund amounts to customers. Given that management’s accounting judgements are based on consideration of evidence, such as regulatory rules and decisions, past practice, and the uncertain outcomes of future regulatory decisions, auditing these judgements required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities and pervasive impact on the financial statements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impacts of rate regulation include the following, among others:
•We tested the effectiveness of management’s controls over the initial recognition of amounts as utility plant and regulatory assets or liabilities and the evaluation of the probability of (1) the recovery in future rates of costs incurred as utility plant and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the monitoring and evaluation of regulatory developments that may affect the probability of recovering costs in future rates or of a future reduction in rates, and controls over relevant computations impacting certain regulatory asset or liability balances.
•We read regulatory orders issued by the Commissions to the Company, regulatory statutes, and other publicly available information to evaluate management’s determination of the accounting impacts of any new or revised regulatory decisions and their impact on measurement of related regulatory assets and liabilities.
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
KT Water Resources Acquisition — Refer to Note 14 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of KT Water Resources. The Company accounted for the transaction as an asset acquisition and allocated the purchase price paid for the assets acquired and liabilities assumed on a relative fair value basis. Given the significant amount of judgment required by management to estimate the relative fair value of the intangible assets, non-utility property and a production payment received as part of the acquisition, performing audit procedures to test the fair value allocation required a high degree of auditor judgment and increased effort, including involving valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired, liabilities assumed and the post-closing payment for KT Water Resources included the following, among others:
•We tested the effectiveness of controls over the allocation of the purchase price to assets acquired, liabilities assumed and the post-closing payment, and controls over the valuation methods used to value the assets and liabilities, including controls over management's evaluation of inputs and assumptions used in the valuation estimates.
•We obtained and evaluated the third-party valuation report and management's valuation, along with relevant supporting documentation, such as the executed purchase and sale agreement.
•With the assistance of our fair value specialists, we (1) evaluated the reasonableness of the valuation methodologies and significant assumptions used by management and their external valuation specialist, including comparing the key inputs to external market sources, (2) evaluated the reasonableness of the discount rates, including testing the source information underlying the determination of the discount rates, assessing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management, and (3) assessed the mathematical accuracy of significant calculations in the valuation schedules.
•We evaluated the reasonableness of certain business assumptions used in the valuation, including the quantities of groundwater to be produced by the wells.

/s/ Deloitte & Touche LLP
San Jose, California
February 22, 2024
We have served as the Company’s auditor since 2020.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Utility plant:
Land	$41,415	39,982
Depreciable plant and equipment	3,967,911	3,661,285
Construction work in progress	106,980	116,851
Intangible assets	35,946	35,959
Total utility plant	4,152,252	3,854,077
Less accumulated depreciation and amortization	981,598	1,223,760
Net utility plant	3,170,654	2,630,317

Nonutility properties and real estate investments	13,350	58,033
Less accumulated depreciation and amortization	194	17,158
Net nonutility properties and real estate investments	13,156	40,875

Current assets:
Cash and cash equivalents	9,723	12,344
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $6,551 and $5,753 in 2023 and 2022, respectively	67,870	59,172
Income tax	5,187	—
Other	3,684	5,560
Accrued unbilled revenue	49,543	45,722
Assets held for sale	40,850	—
Prepaid expenses	11,110	9,753
Current regulatory assets	4,276	19,740
Other current assets	6,146	6,095
Total current assets	198,389	158,386
Other assets:
Regulatory assets, less current portion	235,910	246,035
Investments	16,411	14,819
Postretirement benefit plans	33,794	16,990
Other intangible asset	28,386	—
Goodwill	640,311	640,311
Other	8,056	7,323
Total other assets	962,868	925,478
Total assets	$4,345,067	3,755,056

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2023	2022
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2023 and 2022; issued and outstanding 32,023,004 shares in 2023 and 30,801,912 shares in 2022	$32	31
Additional paid-in capital	736,191	651,004
Retained earnings	495,383	458,356
Accumulated other comprehensive income	1,791	1,477
Total stockholders’ equity	1,233,397	1,110,868
Long-term debt, less current portion	1,526,699	1,491,965
Total capitalization	2,760,096	2,602,833
Current liabilities:
Lines of credit	171,500	159,578
Current portion of long-term debt	48,975	4,360
Accrued groundwater extraction charges, purchased water and power	24,479	19,707
Accounts payable	46,121	29,581
Accrued interest	15,816	13,907
Accrued payroll	12,229	11,908
Income tax payable	—	2,696
Current regulatory liabilities	3,059	3,672
Other current liabilities	20,795	22,913
Total current liabilities	342,974	268,322
Deferred income taxes	238,528	218,155
Advances for construction	146,582	137,696
Contributions in aid of construction	326,451	323,668
Postretirement benefit plans	46,836	59,738
Regulatory liabilities, less current portion	461,108	118,760
Other noncurrent liabilities	22,492	25,884
Commitments and contingencies
Total capitalization and liabilities	$4,345,067	3,755,056

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2023	2022	2021
Operating revenue	$670,363	620,698	573,686
Operating expense:
Production Expenses:
Purchased water	135,982	122,334	98,231
Power	9,602	8,889	13,511
Groundwater extraction charges	62,980	56,158	75,866
Other production expenses	47,636	45,409	41,475
Total production expenses	256,200	232,790	229,083
Administrative and general	98,656	95,404	87,332
Maintenance	25,729	30,734	26,031
Property taxes and other non-income taxes	34,475	32,572	30,964
Depreciation and amortization	105,868	104,417	94,400
Gain on sale of nonutility properties	—	(6,197)	(7,494)
Impairment of long-lived asset	—	—	2,211
Total operating expense	520,928	489,720	462,527
Operating income	149,435	130,978	111,159
Other (expense) income:
Interest on long-term debt and other interest expense	(66,144)	(58,062)	(54,339)
Pension non-service (cost) credit	(1,230)	5,023	1,330
Other, net	8,882	4,385	10,697
Income before income taxes	90,943	82,324	68,847
Provision for income taxes	5,956	8,496	8,369
Net income	84,987	73,828	60,478
Other comprehensive income:
Unrealized gain (loss) on investment, net of taxes of $166 in 2023, $(188) in 2022 and $68 in 2021	530	(511)	185
Adjustment to pension benefit plans, net of taxes of $80 in 2023, $793 in 2022 and $264 in 2021	(216)	2,151	716
Comprehensive income	$85,301	75,468	61,379
Earnings per share
—Basic	$2.69	2.44	2.04
—Diluted	$2.68	2.43	2.03
Weighted average shares outstanding
—Basic	31,575,197	30,304,557	29,601,284
—Diluted	31,663,274	30,423,735	29,735,533

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2020	28,556,605	$29	510,158	408,037	(1,064)	917,160
Net income	—	—	—	60,478	—	60,478
Unrealized income on investment, net of tax effect of $68	—	—	—	—	185	185
Adjustment to pension benefit plans, net of taxes of $264	—	—	—	—	716	716
Share-based compensation	—	—	4,246	(118)	—	4,128
Issuance of restricted and deferred stock units	49,824	—	(1,066)	—	—	(1,066)
Employee stock purchase plan	35,304	—	2,026	—	—	2,026
Common stock issuance, net of costs	1,539,615	1	91,028			91,029
Dividends paid ($1.36 per share)	—	—	—	(40,137)	—	(40,137)
Balances, December 31, 2021	30,181,348	30	606,392	428,260	(163)	1,034,519
Net income	—	—	—	73,828	—	73,828
Unrealized loss on investment, net of tax effect of $(188)	—	—	—	—	(511)	(511)
Adjustment to pension benefit plans, net of taxes of $793	—	—	—	—	2,151	2,151
Share-based compensation	—	—	4,791	(150)	—	4,641
Issuance of restricted and deferred stock units	54,243	—	(1,354)	—	—	(1,354)
Employee stock purchase plan	36,585	—	2,091	—	—	2,091
Common stock issuance, net of costs	529,736	1	39,084	—	—	39,085
Dividends paid ($1.44 per share)	—	—	—	(43,582)	—	(43,582)
Balances, December 31, 2022	30,801,912	31	651,004	458,356	1,477	1,110,868
Net income	—	—	—	84,987	—	84,987
Unrealized gain on investment, net of tax effect of $166	—	—	—	—	530	530
Adjustment to pension benefit plans, net of taxes of $80	—	—	—	—	(216)	(216)
Share-based compensation	—	—	4,647	(55)	—	4,592
Issuance of restricted and deferred stock units	67,164	—	(2,259)	—	—	(2,259)
Employee stock purchase plan	34,122	—	2,141	—	—	2,141
Common stock issuance, net of costs	1,119,806	1	80,658	—	—	80,659
Dividends paid ($1.52 per share)	—	—	—	(47,905)	—	(47,905)
Balances, December 31, 2023	32,023,004	$32	736,191	495,383	1,791	1,233,397

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2023	2022	2021
Operating activities:
Net income	$84,987	73,828	60,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,138	106,439	96,474
Deferred income taxes	(8,510)	(3,244)	(2,851)
Stock-based compensation	4,647	4,791	4,246
Allowance for equity funds used during construction	(2,114)	(1,551)	(1,926)
Impairment of long-lived asset	—	—	2,211
Gain on sale of nonutility properties and other assets	—	(6,197)	(11,421)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and accrued unbilled revenue	(10,869)	(8,222)	(5,931)
Accounts payable and other current liabilities	492	(1,388)	4,843
Accrued groundwater extraction charges, purchased water and power	4,772	2,507	(1,984)
Tax receivable and payable, and other accrued taxes	(22,415)	(11,954)	(6,416)
Postretirement benefits	(1,549)	(7,108)	(4,312)
Regulatory assets and liabilities excluding income tax temporary differences and postretirement benefits	12,278	1,714	(14,629)
Other noncurrent assets and liabilities	20,756	17,923	13,381
Other changes, net	218	(1,339)	(2,123)
Net cash provided by operating activities	190,831	166,199	130,040
Investing activities:
Additions to utility plant:
Company-funded	(271,772)	(218,784)	(233,933)
Contributions in aid of construction	(16,855)	(22,935)	(17,096)
Additions to nonutility assets and real estate investments	(24,244)	(631)	(826)
Payments for business acquisitions	(7,537)	(433)	(23,587)
Cost to retire utility plant, net of salvage	(2,097)	(2,520)	(2,781)
Proceeds from sale of assets	—	975	18,228
Other changes, net	233	—	—
Net cash used in investing activities	(322,272)	(244,328)	(259,995)
Financing activities:
Borrowings from lines of credit	146,415	158,779	96,625
Repayments of lines of credit	(134,493)	(62,197)	(208,722)
Long-term borrowings	70,000	55,000	247,000
Repayments of long-term borrowings	(4,347)	(89,177)	(76,113)
Dividends paid	(47,905)	(43,582)	(40,137)
Receipts of advances and contributions in aid of construction	22,425	23,820	26,438
Refunds of advances for construction	(2,763)	(2,859)	(2,852)
Issuance of common stock, net of issuance costs	80,659	39,085	91,028
Other changes, net	(1,171)	(515)	(462)
Net cash provided by financing activities	128,820	78,354	132,805
Net change in cash, cash equivalents and restricted cash	(2,621)	225	2,850
Cash, cash equivalents and restricted cash, beginning of year	12,344	12,119	9,269
Cash, cash equivalents and restricted cash, end of year	9,723	12,344	12,119
Less restricted cash, end of year	—	—	1,211
Cash and cash equivalents, end of year	$9,723	12,344	10,908

Cash paid during the year for:
Interest	$67,508	63,677	58,175
Income taxes	$23,020	6,853	8,466
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$35,904	22,561	20,579
Utility property installed by developers	$3,341	2,433	2,659
Seller financing in asset acquisition, net of discount	$15,400	—	—
See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except share and per share data and where otherwise noted)

Note 1.Organization and Operations

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of SJW Group, its wholly owned subsidiaries, and one variable interest entity in which one SJW Group subsidiary is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The accounting policies of SJW Group’s subsidiaries comply with the applicable uniform system of accounts prescribed by the respective regulators and conform to generally accepted accounting principles for rate-regulated public utilities.
SJW Group is a holding company of San Jose Water Company (“SJWC”), SJWTX Holdings, Inc., SJW Land Company, and SJWNE LLC. SJWNE LLC is a special purpose entity holding company for Connecticut Water Service, Inc. (“CTWS”) (and its wholly owned subsidiaries, The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), Chester Realty, Inc. and New England Water Utility Services, Inc. (“NEWUS”). SJW Group, through its wholly owned subsidiaries, primarily provides water utility and other related services in California, Connecticut, Maine and Texas. SJW Group has business in property management and real estate investment activity conducted by SJW Land Company and Chester Realty, Inc.
In the third quarter of 2023, the corporate reorganization of our water services organization in Texas was completed. SJWTX Holdings, Inc. is the holding company for SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). TWC is a public utility in the business of providing water service in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. TWC additionally provides wastewater service in Comal and Kendall counties. TWC also holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification (“ASC”) Topic 810—“Consolidation” with TWC as the primary beneficiary. As a result, Acequia has been consolidated with TWC. TWOS was created for non-tariffed service operations and TWR was formed to hold wholesale water supply assets.
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
Depreciable Utility Plant and Equipment
The major components of depreciable plant and equipment as of December 31, 2023 and 2022 are as follows:

	2023	2022
Source of supply	$207,537	191,082
Pumping plant	284,308	269,246
Water treatment plant	354,617	327,492
Transmission and distribution plant	2,820,358	2,615,640
General plant	301,091	257,825
Total depreciable plant and equipment	$3,967,911	3,661,285

Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Source of supply	20 to 100 years
Pumping plant	5 to 70 years
Water treatment plant	5 to 50 years
Transmission and distribution plant	10 to 100 years
General plant	4 to 61 years
For the years 2023, 2022 and 2021, depreciation expense as a percent of the beginning of the year balance of depreciable plant was 2.9%, 3.3% and 3.2%, respectively. Depreciation expense for utility plant for the years ended December 31, 2023, 2022 and 2021 was $104,325, $99,413 and $91,906, respectively. The cost of utility plant retired (less salvage) is charged to accumulated depreciation and no gain or loss is recognized. To the extent SJW Group recovers retirement costs through rates during the life of the associated asset and before the costs are incurred, these amounts result in a regulatory liability being reported based on the amounts previously recovered through customer rates until the costs to retire those assets are incurred.
Allowance For Funds Used During Construction (“AFUDC”)
AFUDC represents the capitalized costs of borrowed funds or a return on equity funds used to finance utility plant under construction and is capitalized as part of construction work in progress. AFUDC is recorded to the extent approved by the respective states’ utility regulators and is recovered through water rates as the utility plant depreciates. The amount of AFUDC debt capitalized in 2023, 2022 and 2021 was $2,900, $4,703 and $4,422, respectively. Interest on long-term debt is presented net of AFUDC debt capitalized on the Consolidated Statement of Comprehensive Income. The amount of AFUDC equity capitalized in 2023, 2022 and 2021 was $2,114, $1,551 and $1,926, respectively, reflected in “Other, net” on the Consolidated Statement of Comprehensive Income.
Intangible Assets
Finite-lived intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years. Indefinite-lived intangibles assets are not amortized, but instead are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. (see Note 8, “Intangible Assets”).
Nonutility Properties and Real Estate Investments
Nonutility properties and real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of nonutility properties and real estate investments are recorded as a component of other (expense) income and operating expense, respectively, in the Consolidated Statements of Comprehensive Income. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from rate base for rate-setting purposes. SJWC recognizes gain or loss on the disposition of nonutility property in accordance with California Public Utilities Commission (“CPUC”) Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. CTWS and TWC do not have regulatory restrictions on the use of proceeds from the sale of nonutility property. There is no depreciation associated with Water Utility Services nonutility property as it is all undeveloped land.
The major components of nonutility properties and real estate investments are as follows as of December 31:

	2023	2022
Land	$4,137	12,615
Wholesale water supply assets	8,465	—
Buildings and improvements	748	45,418
Subtotal	13,350	58,033
Less: accumulated depreciation and amortization	194	17,158
Total	$13,156	40,875
Depreciation on buildings and improvements for real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.

In March 2023, SJW Land Company entered into a broker agreement to sell its warehouse buildings and land property located in Knoxville, Tennessee. The company reclassified the Tennessee properties from held-and-used to held-for-sale at March 31, 2023. The Company’s intention is to complete the sale of these assets within a twelve-month period. The company records the Tennessee properties at the lower of their carrying value or estimated fair value less cost to sell, and also stopped recording depreciation on assets held for sale. SJW Group’s broker provides the estimated fair value of the Tennessee properties. No impairment has been recorded as the estimated fair value less cost to sell exceeds carrying value. The property is classified as part of the Real Estate Services reportable segment.
The sale of the Tennessee properties does not represent a strategic shift that has or will have a major effect on SJW Group; therefore, the sale does not qualify for treatment as a discontinued operation.
The following represents the major components of the Tennessee warehouse building and land property recorded in assets held-for-sale on the Consolidated Balance Sheets as of December 31, 2023:

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
A former wholly owned subsidiary of SJW Group, Texas Water Alliance, was sold to Guadalupe-Blanco River Authority (“GBRA”) in 2017. The sales agreement with GBRA included a holdback amount of $3,000 to be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. SJW Group received the holdback amount without reduction from the GBRA on June 29, 2021 and recognized a pre-tax gain on sale of $3,000.
Also, on October 29, 2021, SJW Land sold undeveloped land located in San Jose, California for $2,600. SJW Group recognized a pre-tax gain on the sale of real estate investments of $927, after selling expenses of $121.
The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2023:

Year ending December 31:	Rental Revenue
2024	$4,758
2025	5,063
2026	5,290
2027	3,990
2028	1,679
Thereafter	—
Business Combinations and Asset Acquisitions
SJW Group applies the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 805— “Business Combinations” for the accounting related to business and asset acquisitions. First, SJW Group applies the guidance in Topic 805 to determine whether a transaction represents a business combination or an acquisition of assets. If the transaction is a business combination, Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the transaction is an acquisition of assets, the cost of the transaction, including transaction costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. While SJW Group uses best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. For business combinations, Topic 805 provides for a measurement period from the acquisition date of up to one year, during which we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Income. Accounting for business combinations and asset acquisitions requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired company’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. See Note 14, “Acquisitions” for further information on business combinations and asset acquisitions.
Impairment of Long-Lived Assets and Goodwill
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment when changes in circumstances or events indicate that the carrying amount of the assets may not be recoverable. In assessing qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant company-specific events. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. No impairments occurred during 2023 and 2022. During the year ended December 31, 2021, SJW Group determined that an implementation project for a customer care billing system at TWC will no longer be pursued and accordingly wrote-off $2,211 of accumulated costs for the project that were previously recorded as construction work in progress on the Consolidated Balance Sheets.
Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. Indefinite-lived intangible assets, other than goodwill, are not amortized but are tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of indefinite-lived intangible assets below their carrying amount. In performing impairment tests of goodwill and indefinite-lived intangible assets, SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. As of October 1, 2023, SJW Group performed qualitative assessments of both goodwill and indefinite-lived intangible assets and found no indicators of impairment and therefore did not perform quantitative impairment tests. No impairments of goodwill or indefinite-lived intangible assets occurred during 2023, 2022 or 2021.
Cash and Cash Equivalents
Cash and cash equivalents primarily consisted of cash on deposit with banks and short-term, highly liquid investments with original maturities of three months or less. Restricted funds consisted of proceeds from state revolving fund bond issuances to MWC of $4,000 on December 23, 2020, for capital expenditures. Proceeds were held by a trustee for the bonds and released when the funding conditions were met. As of December 31, 2021, $2,789 of the proceeds from the December 23, 2020, bond were released by the trustee, and the balance of $1,211 was released during the year ended December 31, 2022.
Accounts Receivable
Accounts receivable are recorded at the invoiced amounts. The allowance for uncollectible accounts is SJW Group’s best estimate of credit losses in its existing accounts receivable and is determined based on current expected losses. The estimate is based on historical loss information adjusted for current conditions. Accounts balances are written off against the allowance when it is probable the receivable will not be recovered or is over a certain number of days outstanding.
Financial Instruments and Investments
The following instruments are not measured at fair value on the company’s Consolidated Balance Sheets but require disclosure of fair values: cash and cash equivalents, accounts receivable, accounts payable, and lines of credit. The estimated fair value of such instruments approximates their carrying value as reported on the Consolidated Balance Sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of long-term debt is discussed in Note 6, “Long-Term Debt” and pension plan assets in Note 11, “Benefit Plans.”
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. The value of these contracts is based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Investments” on SJW Group’s Consolidated Balance Sheets. As of December 31, 2023 and 2022, the value of the company owned life insurance was $8,220 and $7,342, respectively, of which $3,937 and $3,420, respectively, was related to assets to fund CTWS’ supplemental retirement plan agreements. See discussion on pension plans in Note 11, “Benefit Plans.”
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
To the extent permitted by the regulators, investment tax credits resulting from public utility plant additions are deferred and amortized over the estimated useful lives of the related property. In addition, investment tax credits resulting from other asset additions are recognized in the year the property is put in service.
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

Estimated Refunds
2024	$3,034
2025	2,970
2026	2,878
2027	2,793
2028	2,726
Thereafter	46,574
As of December 31, 2023, advances for construction were $146,582 of which $55,170 was related to non-refundable advances for construction and $30,437 was related to advances which are refunded based on service connections made. As of December 31, 2023 and 2022, the fair value of the advances for construction refunded ratably over 40 years is $40,915 and $44,715, respectively.
Contributions in aid of construction represent funds or property received from developers that are not refundable under applicable regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.
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

As of December 31, 2023 and 2022, the asset retirement obligation is as follows:

	2023	2022
Estimated future retirement costs	$4,198	4,426
Discount rate	6%	6%
Retirement obligation, present value	$862	920
Revenue
SJW Group recognizes revenue under ASC Topic 606—“Revenue from Contracts with Customers” for metered revenue of Water Utility Services, which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is generally billed on a quarterly, monthly, or bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period.
SJW Group also recognizes revenue under ASC Topic 980-605-25—“Alternative Revenue Programs.” Under programs established by the CPUC and Public Utilities Regulatory Authority of Connecticut (“PURA”), allowing for automatic adjustment of future rates, the company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months of the year-end in which the revenue is recognized. A reserve, based on an estimate of actual usage over the recovery period, is recorded for any amounts SJW Group estimates will not be collected within the 24-month period. SJW Group’s alternative revenue programs include SJWC’s Water Conservation Memorandum Account (“WCMA”) and CTWS’s Water Rate Adjustment mechanism (“WRA”). See further discussion on WCMA and WRA in Note 3, “Regulatory Matters.”
SJW Group’s revenues also reflect the impact of other balancing and memorandum accounts and other regulatory mechanisms that are accounted for under FASB ASC Topic 980—“Regulated Operations.” Balancing and memorandum accounts are recognized when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. See further discussion in Note 3, “Regulatory Matters.”
SJW Group also recognizes revenue from rental income, which represents lease rental income. Tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset.
Detail of SJW Group’s revenue is as follows for the years ended December 31:

	2023	2022	2021
Revenue from contracts with customers	$678,168	586,918	559,568
Alternative revenue programs, net	3,634	(1,312)	5,304
Other balancing and memorandum accounts and regulatory mechanisms, net	(17,123)	29,487	3,435
Rental income	5,684	5,605	5,379
	$670,363	620,698	573,686
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2023, 2022 and 2021, the surcharge was $4,085, $6,121 and $5,691, respectively.
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
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under SJW Group’s employee stock purchase plans. Restricted common stock units of 14,193, 25,127 and 16,347 as of December 31, 2023, 2022 and 2021, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
New Accounting Standards
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” (“ASU 2023-07”). Among other changes, the ASU requires disclosure of significant segment expenses and extends certain annual disclosures to interim periods. The ASU is effective for SJW Group beginning with its annual financial statements for the year ending December 31, 2024. Early adoption is permitted. SJW Group is currently evaluating the requirements of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The ASU amends certain income tax disclosure requirements, including adding requirements to present the reconciliation of income tax expense computed at the statutory rate to actual income tax expense using both percentages and amounts and providing a disaggregation of income taxes paid. Further, certain disclosures are eliminated, including the current requirement to disclose information on changes in unrecognized tax benefits in the next 12 months. The ASU is effective for SJW Group beginning with its annual financial statements for the year ending December 31, 2025. Early adoption is permitted. SJW Group is currently evaluating the requirements of ASU 2023-09.

Note 3.Regulatory Matters
Regulation
Water Utility Services, excluding non-tariffed activities, are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations under ASC Topic 980, which affects the timing of the recognition of certain revenues and expenses. SJW Group’s consolidated financial statements reflect the actions of regulators in the rate-making process. The rate-making process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity.
Water Utility Services, excluding non-tariffed activities, recognizes regulatory assets for incurred costs that are deemed probable of recovery from customers. Also, Water Utility Services recognizes regulatory liabilities for amounts expected to be refunded to customers in the rate-making process and for amounts collected in advance of the related expenditures. Regulatory assets or liabilities are also recognized for special revenue programs such as WCMA and WRA in accordance with guidance on alternative revenue programs under ASC Topic 980. Application of ASC 980, including determining whether recovery is probable, requires significant judgment by management and includes assessing evidence that may exist prior to regulatory authorization, including regulatory rules and decisions, historical ratemaking practices, and other facts and circumstances that would indicate that recovery or refund is probable.
If the regulated utility determines that it is no longer probable that regulatory assets or liabilities would be recovered or refunded through the regulatory process, or if the utility ceased to be subject to rate regulation, the affected regulatory assets and liabilities would be derecognized with a corresponding adjustment to income in the period in which that determination was made.

SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. In 2022, SJWC’s general rate case decision approved the use of the Full Cost Balancing Account to track the water supply costs and energy consumption. The Monterey Water Revenue Adjustment (“MWRAM”) balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
SJWC also maintains memorandum accounts to track impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reduction. SJWC records the lost revenue captured in the WCMA balancing accounts. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. Mandatory water conservation requirements from Santa Clara Valley Water District (“Valley Water”) ended on April 11, 2023, which also ended SJWC’s Mandatory Conservation Plan, that included drought allocations and surcharges. On October 2, 2023, the CPUC approved the continuation of WCMA and Water Conservation Expense Memorandum Account under the voluntary call for conservation effective April 20, 2023. All balancing accounts and memorandum accounts not included for recovery or refund in current customer rates will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.
CWC has been authorized by PURA to utilize WRA, a decoupling mechanism, to mitigate risks associated with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or sur-credit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings.
As of December 31, 2023 and 2022, SJW Group’s regulatory assets not earning a return primarily included unrecognized pensions and other postretirement benefits and business combinations debt premium. The total amount of regulatory assets not earning a return at December 31, 2023 and 2022, either by interest on the regulatory asset or as a component of rate base at the allowed rate of return was $43,141 and $66,373, respectively.

Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of December 31:

	2023	2022
Regulatory assets:
Income tax temporary differences (a)	$157,669	137,860
Unrecognized pensions and other postretirement benefits (b)	24,593	45,799
Business combinations debt premium (c)	14,855	17,396
Employee benefit costs (d)	9,815	8,068
MWRAM (e)	9,361	10,864
Customer Assistance Program (“CAP”) balancing account (f)	5,457	3,417
Catastrophic event memorandum accounts (“CEMA”) (g)	4,819	3,485
2022 general rate case interim memorandum account (h)	4,571	20,650
Water supply costs (i)	583	9,873
Other (j)	8,463	8,363
Total regulatory assets	240,186	265,775
Less: current regulatory asset (k)	4,276	19,740
Total regulatory assets, less current portion	$235,910	246,035
Regulatory liabilities:
Cost of removal (l)	$346,418	—
Future income tax benefits due to customers (m)	88,610	94,426
Unrecognized pensions and other postretirement benefits (b)	20,196	14,307
Revenue adjustment mechanisms (n)	5,536	9,528
Other (o)	3,407	4,171
Total regulatory liabilities	464,167	122,432
Less: current regulatory liabilities (p)	3,059	3,672
Total regulatory liabilities, less current portion	$461,108	118,760
___________________________________
(a)Consists primarily of temporary income tax differences that are flowed through to customers, which will be recovered in future rates as these temporary differences reverse. The company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the lives of the plant assets, which are between 4 to 100 years.
(b)Represents actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain pension and other postretirement benefit plans.
(c)Consists of debt fair value adjustments recognized through purchase accounting for the completed merger with CTWS in 2019.
(d)Includes deferrals of pension and other postretirement benefit expense and cost of accrued benefits for vacation.
(e)MWRAM is described in the previous section.
(f)Represents costs associated with SJWC’s CAP.
(g)Primarily related to increased bad debt expenses associated with SJWC’s response to COVID-19. The CPUC has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage.
(h)Represents the difference between revenues collected in interim rates in effect as of January 1, 2022 and revenues that would result from rates authorized in SJWC’s 2022 general rate case retroactive to January 1, 2022.
(i)Reflects differences in actual water supply costs compared to amounts assumed in setting rates, including applicable changes and variations in costs and quantities that affect the overall mix of the water supply.
(j)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations and rate case expenses.
(k)As of December 31, 2023, primarily relates to MWRAM. As of December 31, 2022, primarily relates to the 2022 general rate case interim memorandum account.
(l)Represents amounts collected in rates from customers for estimated costs to retire assets at the end of their expected useful lives before the costs are incurred. During 2023, the Company completed a new depreciation study and as of December 31, 2023, recorded a classification adjustment of $346,418 as cost of removal regulatory liabilities. As of December 31, 2022, cost of removal regulatory liabilities of $316,647 are included in net utility plant - accumulated depreciation and amortization. Management has concluded a classification adjustment to the prior year balance sheet is not necessary because the impact is immaterial.
(m)On December 22, 2017 the Tax Act was signed into law. The Tax Act included a reduction in the federal income tax rate from 35% to 21%. The rate reduction was effective on January 1, 2018 and resulted in a regulatory liability for the excess deferred income taxes. The benefit of amortization of excess deferred income taxes flows back to the customers under current normalization rules and agreed upon methods with the commissions.

(n)Consists of WRA and WCMA, which are described in the previous section.
(o)Other includes other balancing and memorandum accounts, other regulatory mechanisms and accrued tank painting costs.
(p)As of December 31, 2023 and 2022, primarily relates to WRA.

Note 4.Capitalization
SJW Group is authorized to issue 70,000,000 shares of common stock of $0.001 par value per share. At December 31, 2023 and 2022, 32,023,004 and 30,801,912, respectively, shares of common stock were issued and outstanding.
As of December 31, 2023 and 2022, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.
In March 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. For the year ended December 31, 2023, SJW Group issued and sold a total of 1,119,806 shares of common stock with a weighted average price of $73.68 per share and received $80,659 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 2,004,657 shares of common stock with a weighted average price of $73.57 for a total net proceeds of $143,998 and has a remaining $92,509 under the Equity Distribution Agreement to issue into shares.
On March 8, 2021, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, as the representative of the several underwriters named therein (the “Underwriters”), which provided for the issuance and sale by SJW Group to the Underwriters 1,030,000 shares of common stock, par value $0.001 per share, in an underwritten public offering (the “Offering”). The shares in the Offering were sold at a public offering price of $59.00 per share. SJW Group also granted the Underwriters an option to purchase up to 154,500 additional shares of common stock, which was exercised in full. The Offering closed on March 11, 2021, and the offering of option shares closed on March 16, 2021. SJW Group received net proceeds of $66,775 from the Offering and the sale of option shares, after deducting the underwriting discounts and commissions and offering expenses.

Note 5.Lines of Credit
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of agreements as of December 31, 2023 and 2022 are as follows:

		2023			2022
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	August 2, 2028
SJW Group		$50,000	10,000	40,000	—
SJWC		140,000	56,000	84,000	95,000
CTWS		90,000	53,000	37,000	20,000
TWC		20,000	2,500	17,500	—
Total syndicated credit agreement		300,000	121,500	178,500	115,000
CTWS credit agreement	August 2, 2028	10,000	10,000	—	4,578
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
		$350,000	171,500	178,500	159,578
SJW Group, SJWC, TWC, and CTWS have entered into a $300,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), Wells Fargo Bank, National Association, as Documentation Agent, and a syndicate of banks dated August 2, 2022. Proceeds of borrowings under the Credit Agreement will be used for refinancing existing debt, working capital, and general corporate purposes. The Credit Agreement had a maturity date of August 2, 2027. On August 2, 2023, SJW Group, SJWC, TWC, and CTWS entered into the First Amendment to the Credit Agreement with JPMorgan Chase Bank which provided for, among other matters, an extension of the maturity date from August 2, 2027 to August 2, 2028.

Under the terms of the Credit Agreement, each of SJW Group, SJWC, TWC, and CTWS is a borrower with several and not joint liability. Each borrower has an initial borrowing entitlement, or sublimit, which can be periodically adjusted from time to time as set forth in the Credit Agreement. The initial sublimit of each borrower is as presented in the table above.
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
The Credit Agreement includes a financial covenant that requires each of the borrowers to maintain its funded debt to capitalization ratio at or below 70%.
On October 31, 2022, CTWS and Citizens Bank, National Association, entered into a fifth modification to the amended and restated revolving credit facility of $10,000 to update the interest rate from London Interbank Offered Rate (“LIBOR”) plus the applicable rate to SOFR plus the applicable rate. In August 2023, SJW Group, SJWC, TWC, and CTWS entered into the First Amendment to Credit Agreement with JPMorgan Chase Bank which provided for, among other matters, an extension of the maturity date from August 2, 2027 to August 2, 2028.
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
The weighted-average interest rate on short-term borrowings outstanding at December 31, 2023 was 6.48% compared to 5.40% at December 31, 2022.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2023, SJW Group and its subsidiaries were in compliance with all covenants on the lines of credit.

Note 6.Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Rate	Maturity	2023	2022
SJW Group Senior notes (a)	2.47% - 3.53%	2029 - 2039	560,000	560,000
SJWC:
Senior notes (a)	3.00% - 7.37%	2024 - 2053	470,000	400,000
California Pollution Control Financing Authority Revenue Bond	4.75%	2046	70,000	70,000
Total SJWC			540,000	470,000
CTWS bank term loans	4.09%, 4.15%	2027, 2037	16,457	18,444
CWC:
Connecticut Innovations Revenue Bonds, variable rate		2028 - 2029	22,050	22,050
Senior notes (a)	3.07% - 4.71%	2037 - 2052	195,000	195,000
Bank term loans	4.04% - 4.75%	2028 - 2036	96,295	96,295
Total CWC			313,345	313,345
TWC:
Senior note (a)	6.27%	2036	15,000	15,000
Bank term loans	4.01% - 5.54%	2041, 2052	45,000	45,000
Total TWC			60,000	60,000
TWR seller financing debt	5.61%	2053	29,000	—
MWC:
State revolving fund loans	0.00% - 2.23%	2023 - 2048	14,239	15,699
Other First Mortgage Bond	8.95%	2024	900	1,800
Bank term loans	3.89% - 5.51%	2024 - 2043	49,500	49,500
Total MWC			64,639	66,999
Total debt			1,583,441	1,488,788
Unamortized debt premium and discount, net			1,583	17,396
Unamortized debt issuance costs			(9,350)	(9,859)
Current portion			(48,975)	(4,360)
Total long-term debt, less current portion			$1,526,699	1,491,965
___________________________________
(a)Senior notes held by institutional investors are unsecured obligations of SJW Group, SJWC, CWC, TWC and MWC and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
The following is a table of the consolidated company’s schedule of principal payments:

Year
2024	48,975
2025	3,648
2026	23,740
2027	2,995
2028	44,486
Thereafter	1,459,597
The estimated fair value of long-term debt as of December 31, 2023 and 2022 was $1,394,412 and $1,294,354, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt, $1,378,683 would be categorized as Level 2 in the fair value hierarchy and $15,729 would be categorized as Level 3 in the fair value hierarchy.

SJWC
On July 14, 2022, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance, Metropolitan Life Insurance, Northwestern Mutual Life Insurance, and John Hancock Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $70,000 of its 4.85% Senior Notes, Series P (“Series P Notes”) to the Purchasers. The Series P Notes are unsecured obligations of SJWC and are due on February 1, 2053. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series P Notes are outstanding. The Series P Notes are also subject to customary events of default. The closing of the note purchase agreement occurred on January 25, 2023.
CWC
On June 28, 2022, CWC entered into a note purchase agreement with certain affiliates of New York Life Insurance Company, pursuant to which CWC sold an aggregate principal amount of $25,000 of its 4.71% Senior Notes, Series 2022, due 2052. The closing of the note purchase agreement occurred on December 14, 2022. The Series 2022 Notes are unsecured obligations of CWC. Interest is payable semi-annually in arrears on June 15th and December 15th of each year.
On November 15, 2023, CWC entered into a note purchase agreement with certain affiliates of American United Life Insurance, The State Life Insurance, Mutual of Omaha Insurance, and United of Omaha Life Insurance, pursuant to which the company sold an aggregate principal amount of $25,000 of its 6.46% Senior Notes, Series 2023 (“Series 2023 Notes”). The Series 2023 Notes are unsecured obligations of CWC and are due on January 1, 2054. Interest is payable semi-annually in arrears on January 15th and July 15th of each year. The closing of the notes purchase agreement occurred on January 22, 2024.
TWC
On October 31, 2022, TWC entered into a credit with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued TWC a promissory note on the same date with an aggregate principal amount of $15,000 at a fixed interest rate of 5.54% due on May 30, 2052. The notes are unsecured obligations of TWC. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
TWR
In August 2023, TWR closed on an asset acquisition that included an obligation for a post-closing production payment of $29,000 to the seller over a period of up to 29 years. The repayment schedule is based on the quantity of groundwater produced from the acquired wells, subject to certain provisions in the purchase agreement. The difference between the gross obligation of $29,000 and the fair value at the date of acquisition is reflected as a debt discount and is being amortized as interest expense using the effective interest method over the life of the obligation.
MWC
On April 6, 2022, MWC entered into a credit agreement with a commercial bank, pursuant to an existing master loan agreement under which the commercial bank issued MWC a promissory note on the same date with an aggregate principal amount of $15,000 at a fixed interest rate of 4.54%, due May 31, 2042. The notes are unsecured obligations of MWC. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. Proceeds from the borrowing were received on May 13, 2022.
Financial Covenants
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and subject to customary events of default, which may result in outstanding notes becoming immediately due and payable. As of December 31, 2023, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.

Note 7.Income Taxes
The components of income tax expense were:

	2023	2022	2021
Current:
Federal	$10,185	8,570	8,587
State	4,281	3,170	2,633
Deferred:
Federal	(8,871)	(3,223)	(3,811)
State	361	(21)	960
	$5,956	8,496	8,369

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $90,943, $82,324 and $68,847 in 2023, 2022 and 2021, respectively:

	2023	2022	2021
Income tax at federal statutory rate	$19,098	17,288	14,458
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	6,001	5,328	4,572
Uncertain tax positions	(4,330)	1,483	1,678
Property flow-through	(9,045)	(13,091)	(8,573)
Reversal of excess deferred taxes recognized in regulatory liability	(3,625)	(3,885)	(3,295)
Pension flow-through	(597)	27	429
Stock-based compensation	(491)	(297)	(331)
Other items, net	(1,055)	1,643	(569)
	$5,956	8,496	8,369

The components of the net deferred tax liability as of December 31 was as follows:

	2023	2022
Deferred tax assets:
Advances and contributions	$25,714	25,462
Unamortized investment tax credit	517	575
Pensions, postretirement benefits and stock-based compensation	17,844	23,161
Debt premium, net	4,157	4,868
California franchise tax	713	640
Deferred revenue	841	1,444
Tax related regulatory liability	24,358	25,750
Other	7,077	6,627
Total deferred tax assets	81,221	88,527
Deferred tax liabilities:
Utility plant	243,786	229,500
Pension and postretirement	13,247	17,709
Deferred gain and other-property	6,456	5,982
Regulatory asset - business combinations debt premium, net	4,157	4,868
Intangibles	2,693	2,943
Tax related regulatory asset	44,155	38,599
Section 481(a) adjustments	—	1,573
Other	5,255	5,508
Total deferred tax liabilities	319,749	306,682
Net deferred tax liabilities	$238,528	218,155
Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Group will realize the benefits of its deferred tax assets. Net operating loss carryforwards expire beginning in 2032 and ending in 2039. As of December 31, 2023, the estimated amount of net operating loss carryforwards available to offset future taxable income for Connecticut purposes is $18,369. The estimated state tax credit carryforwards are $707 which will expire beginning in 2024 and ending in 2040.
The change in the net deferred tax liabilities of $20,373 in 2023 included other non-cash items primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $4,511 and $9,004 as of December 31, 2023 and 2022, respectively. The amount of tax benefits, net of any federal benefits for state taxes that would impact the effective rate, if recognized, is approximately $4,048 and $8,262 as of December 31, 2023 and 2022, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at beginning of year	$9,004	7,961	6,468
Increase related to tax positions taken during the current year	231	1,549	1,376
Increase related to tax positions taken during a prior year	364	—	117
Reductions related to statute expiration	(1,191)	(284)	—
Reductions related to tax positions taken in a prior year	(3,897)	(222)	—
Balance at end of year	$4,511	9,004	7,961

The decrease in gross unrecognized tax benefits in 2023 was primarily due to the release of an uncertain tax position reserve relating to repairs tax deductions. In April 2023, the IRS issued additional tax guidance that has allowed the company to revisit certain historical income tax reserves. Pursuant to the issuance of this guidance, which provided additional clarification regarding some of the uncertain tax areas, the company re-evaluated the risk relating to repair deductions. The result of the analysis led to a release of an uncertain tax position reserve. The release relates to repairs expenditures which are more likely than not to be sustained on audit. The release due to re-evaluation of the reserve was $3,125.
SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $455 as of December 31, 2023. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2023 was a decrease to expense of $151.
SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of lapse of the statute of limitations.
SJW Group files U.S. federal income tax returns and income tax returns in various states and is subject to ordinary statute of limitation of three years for federal and three or four years for different state returns. However, due to tax attribute carryforwards, SJW Group is subject to examination for tax years 2012 forward for federal and state returns of CTWS and its subsidiaries. The statute of limitation for SJW Group returns is closed for these extended years and remains open for 2020 and forward for federal and 2019 or 2020 and forward for different states.

Note 8.Intangible Assets
Utility plant intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, $13,400 related to the purchase premium for customer relationships and other intangibles of $15,746 as of December 31, 2023. Other intangibles primarily consist of $5,984 for infrastructure related to the Cupertino service concession arrangement, $4,292 which was paid for service area and water rights by TWC, $1,400 for customer relationships and $1,040 incurred in conjunction with Valley Water water contracts related to the operation of SJWC. The nonutility other intangible asset represents water rights with an indefinite life.
Amortization expense for the intangible assets was $1,310, $3,869 and $1,553 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense for 2024 through 2028 and thereafter is anticipated to be approximately $1,310 per year.
The costs of intangible assets as of December 31, 2023 and 2022 are as follows:

	2023	2022
Utility Plant Intangible Assets:
Concession fees	$6,800	6,800
Purchase premium customer relationships	13,400	13,400
Other intangibles	15,746	15,759
Utility plant intangible assets	35,946	35,959
Less: Accumulated amortization
Concession fees	6,754	6,693
Purchase premium customer relationships	3,774	2,881
Other intangibles	10,361	10,018
Utility plant net intangible assets	$15,057	16,367
Other Intangible Asset:
Water rights	$28,386	—

Note 9.Commitments
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2023, 2022 and 2021, SJWC purchased from Valley Water 18.3 billion gallons ($111,173), 18.2 billion gallons ($96,793) and 19.4 billion gallons ($91,938), respectively, of contract water. On June 16, 2022, the Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2024. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18.9 billion gallons ($121,182) of water at the current contract water rate of $6.411 million per billion gallons for the year ending December 31, 2024. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available.
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
CWC is able, but under no obligation, to purchase up to one million gallons of water per day, from the South Central Connecticut Regional Water Authority (“RWA”), at the then current wholesale rates per the agreement, $3.1 million per billion gallons as of December 31, 2023. CWC has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC agrees to purchase 0.28 billion gallons of water annually from MDC. The rate charged by the MDC at December 31, 2023 was three dollars and eighty cents per hundred cubic feet.
TWC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050, respectively. The agreements, which are take-or-pay contracts, provide TWC with 7,650 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give TWC a 60-day written notice on the proposed adjustment. TWC also has raw water supply agreements with the Lower Colorado River Authority and West Travis Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
MWC has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. MWC guarantees a minimum consumption of 0.05 billion gallons of water annually. Water sales to MWC are billed at a wholesale discount of twenty cents per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was one dollar and fifty-one cents per hundred cubic feet as of December 31, 2023.
As of December 31, 2023, SJWC had 387 employees, of whom 240 were members of unions. In the first quarter of 2023, SJWC executed three-year bargaining agreements with the International Union of Operating Engineers (“OE”), representing certain employees in the engineering department, and the Utility Workers of America (“UWUA”), representing the majority of all nonadministrative employees at SJWC covering the period from January 1, 2023 through December 31, 2025. The agreements include a 6% wage increase provided in 2023, 3.5% in 2024 and 5.5% in 2025 for union employees.

Note 10.Contingencies
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 11.Benefit Plans
Pension Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC employees hired before March 31, 2008 and CWC and MWC employees hired before January 1, 2009 are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Effective January 1, 2023, TWC employees became eligible to participate under SJWC’s cash balance plan. Interest is credited based on the annual yield on 30-year Treasury bonds as of October for the preceding plan year with a minimum annual rate of 3.25% and a maximum annual rate of 6.00%. For the year ended December 31, 2023, interest credits assumption was 4.00%. Certain employees hired before March 1, 2012, and covered by a plan merged into the CWC plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009 are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
The pension plans are administered by their respective committees where the investment strategy of the investments of the various pension and postretirement benefit plans are reviewed and approved to achieve the goals of income generation and long-term capital preservation. SJW Group engages third-party investment consultants and managers to assist with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the pension plan committees to the investment managers who are also monitored by an investment consultant. Investment managers are not permitted to invest outside of the asset class or strategy under the pension plans’ investment guidelines. The committees ensure that the plans establish a target mix that is expected to achieve its investment objectives, by assuring a broad diversification of investment assets among investment types, while minimizing volatility of the target asset mix, unless market conditions make such a change appropriate to reduce risk. The pension plans require a minimum portion of plan assets to be allocated to fixed income securities and provide guidelines and restrictions on equity investments for the assets.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants for actuarial expense calculation purposes.
Generally, it is expected of the investment managers that the performance of the assets held in the pension plans, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle. The expected long-term rate of return on the pension plan assets is between 6.00% and 6.75% for the year ended December 31, 2023.
SJW Group calculates the market-related value of defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Certain senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CWC are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts (collectively, “SERP”). SJWC’s senior management hired on or after March 31, 2008 are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan (“Cash Balance Executive Supplemental Retirement Plan”). Both of the plans are non-qualified plans in which only senior management and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The SERP and Cash Balance Executive Supplemental Retirement Plan had a projected benefit obligation of $43,001 and $39,455 as of December 31, 2023 and 2022, respectively, and net periodic pension cost of $3,257, $4,400 and $4,456 for 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, the amounts not recognized as a component of net periodic benefit cost was $314, $1,640, and $901, respectively, recorded as other comprehensive income on the consolidated financial statements. SJWC’s non-qualified plans are unfunded while CTWS’s SERP is funded through investments consisting primarily of life insurance contracts and assets in a Rabbi Trust. As of December 31, 2023 and 2022, total investments made to fund CWC’s SERP was $6,843 and $6,395, respectively, which is included in “Investments” in SJW Group’s Consolidated Balance Sheets. The life insurance contracts are valued at cash surrender value of the policies as reported by the insurer. As of December 31, 2023 and 2022, the value of the life insurance contracts was $3,937 and $3,420, respectively.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CWC’s SERP by major categories as of December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$71	71	—	—
Mutual funds	2,053	2,053	—	—
Fixed income	709	709	—	—
Total	$2,833	2,833	—	—

		Fair Value Measurements at December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$49	49	—	—
Mutual funds	2,032	2,032	—	—
Fixed income	728	728	—	—
Total	$2,809	2,809	—	—
Other Postretirement Benefits
In addition to providing pension and savings benefits, the company also provides health care and life insurance benefits for eligible retired employees under the respective employer-sponsored postretirement benefits other than pension plans. The benefits are paid by the company and not from plan assets due to limitations imposed by Internal Revenue Service.
Flexible Spending Plan
SJW Group sponsors flexible spending account plans for its employees for the purpose of providing eligible employees with the opportunity to choose from among the fringe benefits available under the plans. The flexible spending plan is intended to qualify as a cafeteria plan under the provisions of the Internal Revenue Code Section 125. The flexible spending plan allows employees to save pre-tax income in a Health Care Spending Account (“HCSA”) and/or a Dependent Care Spending Account (“DCSA”) to help defray the cost of out-of-pocket medical and dependent care expenses. The annual maximum limit under the HCSA and DCSA plans is $3.1 and $5, respectively.
Savings Plans for Employees
SJW Group also sponsors salary deferral plans which are defined contribution plans that allow employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. SJW Group contributions were $3,902, $3,003 and $2,822 in 2023, 2022 and 2021, respectively. All of the company’s contributions are invested at the direction of the employees in funds offered under the plans.
Special Deferral Election Plans and Deferral Election Program
SJW Group maintains a special deferral election plan and a deferred compensation plan and agreements for senior management and a deferral election program for non-employee directors allowing for the deferral of a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Senior management and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. CWC’s deferred compensation plan allows the company to make discretionary contributions. Senior management and non-employee directors had deferred $8,148 and $6,197 under the plans as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, $6,223 and $4,508, respectively, of the total amount deferred is related to CWC agreements.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following assumptions:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
	%	%	%	%	%	%
Discount rate	4.95 - 5.24	2.65 - 2.82	2.29 - 2.48	4.96 - 5.21	2.61 - 2.76	2.18 - 2.41
Expected return on plan assets	6.00, 6.75	6.50, 6.75	6.50, 6.75	4.20, 6.00	4.20, 6.00	4.20, 6.50
Rate of compensation increase	4.50, 5.00	4.00, 4.50	4.00	N/A	N/A	N/A
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

Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	%	%	%	%
Discount rate	4.99 - 5.03	4.95 - 5.24	4.95 - 5.01	4.96 - 5.21
Rate of compensation increase	4.50, 5.00	4.50 - 5.00	N/A	N/A
SJW Group utilized each plan’s projected benefit stream in conjunction with the FTSE Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.
SJW Group has adopted MP-2021, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.
For other postretirement benefits, the assumed healthcare cost trend rate for 2024 is 8.00%, grading down gradually to 4.50% by 2030.
Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost
Service cost	$7,569	9,359	9,730	$638	1,032	1,115
Interest cost	14,234	10,708	9,415	1,268	883	806
Expected return on assets	(15,440)	(18,841)	(18,019)	(860)	(1,047)	(970)
Amortization of prior service cost	15	17	41	—	—	—
Amortization of actuarial loss (gain)	2,210	4,620	6,901	(350)	(115)	257
Recognition of significant event	—	(1,595)	—	—	—	—
Net periodic benefit cost	$8,588	4,268	8,068	$696	753	1,208

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of the defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$289,123	383,838	$25,830	34,412
Service cost	7,569	9,359	638	1,032
Interest cost	14,234	10,708	1,268	883
Actuarial loss/(gain)	5,794	(94,793)	(2,645)	(9,360)
Implicit rate subsidy	—	—	(237)	(236)
Plan participants contributions	—	—	179	207
Administrative expenses paid	(137)	(136)	—	—
Benefits paid and settlements	(18,749)	(19,853)	(769)	(1,108)
Benefit obligation at end of year	$297,834	289,123	$24,264	25,830
Change in plan assets
Fair value of assets at beginning of year	$251,960	310,176	$17,952	21,767
Actual return on plan assets	41,285	(49,939)	3,136	(3,606)
Employer contributions	11,145	11,712	920	626
Plan participants contributions	—	—	179	207
Administrative expenses paid	(137)	(136)	(67)	(65)
Benefits paid and settlements	(18,749)	(19,853)	(913)	(977)
Fair value of plan assets at end of year	285,504	251,960	21,207	17,952
Funded status at end of year	$(12,330)	(37,163)	$(3,057)	(7,878)
For the year ended December 31, 2023, the net actuarial loss on the benefit obligation was related primarily to a loss from changes in the discount rate of $1,188, a $1,993 loss from pension data changes, and a loss from mortality changes of $168. For the year ended December 31, 2022, the net actuarial gain of the benefit obligation was related primarily to a gain from changes of discount rate of $116,372, a $12,422 loss from pension data changes, and a gain from mortality changes of $4.
The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Noncurrent assets	$30,671	16,005	$3,123	679
Current liabilities	(2,365)	(2,089)	(113)	(139)
Noncurrent liabilities	(40,636)	(51,079)	(6,067)	(8,418)
	$(12,330)	(37,163)	$(3,057)	(7,878)
As of December 31, 2023 and 2022, the accumulated benefit obligation of the defined benefit pension plans was $270,209 and $259,838, respectively.

The following table provides selected information about plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets as of December 31:

	2023	2022
Pension Benefits:
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$43,001	217,358
Fair value of plan assets	—	169,077
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	39,652	35,813
Fair value of plan assets	—	—
Other Postretirement Benefits:
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	15,580	16,411
Fair value of plan assets	9,401	7,853
SJW Group recognizes regulatory assets and liabilities that represent actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain of its pension and other postretirement benefit plans. In accordance with ASC 980. SJW Group recorded regulatory assets of $24,593 and $45,799 as of December 31, 2023 and 2022, respectively and regulatory liabilities of $20,196 and $14,307 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the amounts deferred in regulatory assets that have not yet been recognized as components of net periodic benefit cost include net loss of $24,552 and $45,743, respectively, and prior service cost of $41 and $56, respectively. As of December 31, 2023 and 2022, the amounts deferred in regulatory liabilities that have not yet been recognized as components of net periodic benefit cost include net gain of $20,196 and $14,307, respectively.
Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Fair value of assets at end of year:
Debt securities	$101,498	90,914	$5,596	5,330
	36%	36%	26%	30%
Equity securities	174,155	147,864	14,424	11,711
	61%	59%	68%	65%
Cash and equivalents	9,851	13,182	1,187	911
	3%	5%	6%	5%
Total	$285,504	251,960	$21,207	17,952

The following tables summarize the fair values of plan assets by major categories as of December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11,038	11,038	—	—
Equity securities (a)	188,579	188,579	—	—
Fixed Income (b)	107,094	39,048	68,046	—
Total	$306,711	238,665	68,046	—
___________________________________
(a)Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.
(b)Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance

		Fair Value Measurements at December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$14,093	14,093	—	—
Equity securities	159,575	159,575	—	—
Fixed Income	96,244	30,863	65,381	—
Total	$269,912	204,531	65,381	—
In 2024, SJW Group expects to make required and discretionary cash contributions of up to $8,744 to the pension plans and other postretirement benefit plans.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plans	Other Postretirement Benefit Plans
2024	$16,727	$1,461
2025	17,455	1,549
2026	22,753	1,619
2027	18,977	1,691
2028	19,121	1,647
2029 - 2033	104,931	8,580

Note 12.Equity Plans
Common Stock
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
The plans allow SJW Group to provide employees, non-employee Board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group.
A participant in the plans generally may not receive plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the plans may be conditioned upon the attainment of specified Company performance goals. The types of awards included in the plans are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued to employees under the employee stock purchase plan (“ESPP”) that was approved by SJW Group stockholders.
As of December 31, 2023, 2022 and 2021, 1,080,759, 1,013,782 and 946,086 shares have been issued pursuant to the plans, and 150,704, 162,502 and 168,721 shares are issuable upon the vesting of outstanding restricted stock units, performance-based stock units, and deferred restricted stock units for the years ended 2023, 2022 and 2021, respectively. The remaining shares available for issuance under the plans are 1,136,979 as of December 31, 2023. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income and proceeds from share-based compensation, which are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2023	2022	2021
Compensation costs charged to income:
ESPP	$378	369	357
Restricted stock and deferred restricted stock	4,269	4,422	3,889
Total compensation costs charged to income	$4,647	4,791	4,246
ESPP proceeds	$2,141	2,091	2,026
Restricted Stock and Deferred Restricted Stock
A summary of SJW Group’s outstanding restricted and deferred restricted stock awards under the Plan as of December 31, 2023, and changes during the year ended December 31, 2023, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2023	162,502	$63.77
Granted	69,655	$78.30
Issued	(66,977)	$57.05
Forfeited	(14,476)	$72.43
Outstanding as of December 31, 2023	150,704	$72.64
Shares vested as of December 31, 2023	27,159	$66.81
A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards under the plans as of December 31, 2023, and changes during the year ended December 31, 2023, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2023	125,459	$66.71
Granted	69,655	$78.30
Vested	(63,755)	$64.62
Forfeited	(7,814)	$72.98
Nonvested as of December 31, 2023	123,545	$73.93

Total fair value of restricted stock awards for all plans that were vested for the years ended 2023, 2022 and 2021 were $4,170, $4,369 and $3,332, respectively. As of December 31, 2023, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $4,587. This cost is expected to be recognized over a weighted-average period of 1.67 years.
For the years ended December 31, 2023, 2022 and 2021, 15,955, 11,551 and 7,327, respectively, of performance-based and market-based restricted stock awards were issued upon the attainment of certain performance metrics and service-based vesting under the Plan. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards. As of December 31, 2023, 24,726 performance-based and market-based restricted stock awards vested and 61,763 remained outstanding.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 500,000 shares of SJW Group’s common stock have been reserved for issuance under the ESPP. The remaining shares available for issuance under the ESPP are 500,000 as of December 31, 2023.
For the year ended December 31, 2023, 2022 and 2021, a total of 34,122, 36,585 and 35,304 shares, respectively, were issued under the ESPP. The plan has no look-back provisions.
For the years ended December 31, 2023, 2022 and 2021, SJW Group’s recorded expenses were $380, $377 and $361, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2024, for the ESPP is approximately $27.

Note 13.Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, (ii) SJWTX Holdings, Inc., a holding company for TWC, its consolidated variable interest entity, Acequia Water Supply Corporation, TWOS and TWR, (iii) SJW Land Company, and (iv) SJWNE LLC, a holding company for CTWS and its subsidiaries, CWC, MWC, NEWUS and Chester Realty, Inc. The first segment provides water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, CWC, TWC, MWC, and NEWUS together referred to as “Water Utility Services.” Water Utility Services’ activities are water utility operations with both regulated and non-tariffed businesses. The second segment consists of property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
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

	For the year ended December 31, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated (2)	Non- tariffed	Non-tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	652,045	12,634	5,684	—	652,045	18,318	670,363
Operating expense	506,923	7,452	2,956	3,597	506,923	14,005	520,928
Operating income (loss)	145,122	5,182	2,728	(3,597)	145,122	4,313	149,435
Net income (loss)	94,343	4,452	2,059	(15,867)	94,343	(9,356)	84,987
Depreciation and amortization	104,329	340	306	893	104,329	1,539	105,868
Senior note and other interest expense	42,743	329	—	23,072	42,743	23,401	66,144
Income tax expense (benefit) in net income	11,293	1,458	755	(7,550)	11,293	(5,337)	5,956

	For the year ended December 31, 2022
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	603,000	12,093	5,605	—	603,000	17,698	620,698
Operating expense	473,141	9,538	3,719	3,322	473,141	16,579	489,720
Operating income (loss)	129,859	2,555	1,886	(3,322)	129,859	1,119	130,978
Net income (loss)	86,500	1,060	1,442	(15,174)	86,500	(12,672)	73,828
Depreciation and amortization	99,412	2,906	1,206	893	99,412	5,005	104,417
Senior note and other interest expense	37,958	—	—	20,104	37,958	20,104	58,062
Income tax expense (benefit) in net income	12,756	708	453	(5,421)	12,756	(4,260)	8,496

	For the year ended December 31, 2021
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	558,154	10,153	5,379	—	558,154	15,532	573,686
Operating expense	449,401	7,138	3,585	2,403	449,401	13,126	462,527
Operating income (loss)	108,753	3,015	1,794	(2,403)	108,753	2,406	111,159
Net income (loss)	67,530	3,309	1,950	(12,311)	67,530	(7,052)	60,478
Depreciation and amortization	91,896	443	1,168	893	91,896	2,504	94,400
Senior note and other interest expense	34,308	—	—	20,031	34,308	20,031	54,339
Income tax expense (benefit) in net income	10,327	369	619	(2,946)	10,327	(1,958)	8,369
____________________
(1)    The “All Other” category for the years ended December 31, 2023, 2022 and 2021, includes the accounts of SJW Group, SJWNE LLC, CTWS, and SJWTX Holdings, Inc. on a stand-alone basis.
(2)    As of December 31, 2023, the company has performed an allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

SJW Group’s assets by segment are as follows as of December 31:

	2023	2022
Water Utility Services:
Regulated	$4,199,172	3,643,916
Non-tariffed	43,532	4,832
Total water utility services	4,242,704	3,648,748
Real Estate Services	44,222	42,801
All Other	58,141	63,507
Total assets	$4,345,067	3,755,056

Regulated	$4,199,172	3,643,916
Non-tariffed	145,895	111,140
Total assets	$4,345,067	3,755,056

Note 14.Acquisitions
KT Water
On January 13, 2023, TWC reached an agreement to acquire KT Water Development Ltd. (“KT Water Development”) and SJWTX Holdings, Inc. reached an agreement to acquire KT Water Resources L.P. (“KT Water Resources”). The agreement between SJWTX Holdings, Inc. and KT Water Resources, LP, was assigned to TWR prior to closing. KT Water Development was an investor-owned water utility providing water to approximately 1,725 people through over 570 service connections in the Rockwall Ranch subdivision in southern Comal County, Texas. KT Water Resources was a wholesale groundwater resource supplier to KT Water Development formed to develop wholesale water supplies for the fast-growing utilities of Comal County, Texas. The Public Utility Commission of Texas (“PUCT”) approved the proposed KT Water Development acquisition on July 24, 2023. The acquisition of KT Water Resources did not require PUCT approval. Both transactions closed on August 14, 2023. Further information regarding each of the acquisitions is set forth below.
KT Water Development
The purchase price of KT Water Development was $7,338, all of which was cash, and was determined in accordance with a fair market value process defined under the Texas Water Code. The transaction was accounted for as a business combination in accordance with ASC Topic 805. Based on the preliminary purchase price allocation, the transaction consideration was allocated to utility plant. The final allocation will be completed within one year from the acquisition date. Transaction costs were not material. The results of KT Water Development are included in SJW Group’s consolidated statements of comprehensive income since the acquisition date and were not material. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.
KT Water Resources
The total purchase price of KT Water Resources of $39,891 consisted of a $24,491 up-front cash payment and an obligation for a post-closing production payment with an acquisition date fair value of $15,400. Considering transaction costs of $170, the total cost of the acquisition was $40,061. The KT Water Resources acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805.
The total cost was allocated as follows based on the fair values of the assets acquired: $28,386 to other intangible asset, $11,684 to nonutility property, and $9 to other current liabilities. The other intangible asset represents indefinite-life water rights. The nonutility property consists of wells, land, easements, and construction work in progress.
The post-closing production payment represents an obligation to pay a total amount of $29,000 to the seller over a period up to 29 years. The repayment schedule is based on the quantity of groundwater produced from the acquired wells, subject to certain provisions in the purchase agreement. The fair value of the post-closing payment as of the acquisition date was determined by discounting forecasted repayments based on management’s estimates of future groundwater production. The difference between the fair value of $15,400 and the gross obligation of $29,000 was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the obligation. The post-closing production payment obligation is classified as long-term debt in the Consolidated Balance Sheets.

Kendall West Utility and Bandera East Utility
On December 17, 2021, TWC completed its acquisition of Kendall West Utility and Bandera East Utility, companies that provide water services, including wastewater and recycled water services, in Kendall, Bandera and Medina counties which are located in south central Texas. Kendall West Utility and Bandera East Utility, together, added approximately 5,000 people through 1,600 service connections in a service area approximately 19 square miles to TWC’s operations. The total net cash price was $23,587. The preliminary purchase price allocation for these acquisitions primarily consisted of acquired utility plant of approximately $9,400 and goodwill of approximately $12,300. The results of Kendall West Utility and Bandera East Utility are included in SJW Group’s Consolidated Statements of Comprehensive Income since the acquisition date, including revenues and net loss, and were not material. During the measurement period in 2022, TWC reduced goodwill previously recognized by $161 primarily related to additional regulatory assets recognized. The final purchase price allocation resulted in goodwill of $12,167 for the transaction. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Investments in subsidiaries	$1,753,250	1,675,545

Current assets:
Cash and cash equivalents	868	5,142
Intercompany receivables	2,239	—
Intercompany notes receivable	69,746	13,094
Other current assets	243	193
Total current assets	73,096	18,429
Other assets
Other	193	183
Total other assets	193	183
Total assets	$1,826,539	1,694,157

Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2023 and 2022; issued and outstanding 32,023,004 shares in 2023 and 30,801,912 shares in 2022	$32	31
Additional paid-in capital	736,191	651,004
Retained earnings	495,383	458,356
Accumulated other comprehensive income	1,791	1,477
Total stockholders’ equity	1,233,397	1,110,868
Long-term debt, less current portion	557,028	556,627
Total capitalization	1,790,425	1,667,495
Current liabilities:
Line of credit	10,000	—
Intercompany payables	—	789
Intercompany notes payable	1,726	4,166
Accrued interest	3,255	3,208
Income tax payable	16,427	14,736
Other current liabilities	629	398
Total current liabilities	32,037	23,297
Deferred income taxes	3,099	2,373
Other noncurrent liabilities	978	992
Total capitalization and liabilities	$1,826,539	1,694,157

 See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands)

	2023	2022	2021
Operating revenue	$—	—	—
Operating expense:
Administrative and general	2,239	1,977	2,050
Property taxes and other non-income taxes	80	93	(38)
Total operating expense	2,319	2,070	2,012
Operating loss	(2,319)	(2,070)	(2,012)
Other (expense) income:
Interest on long-term debt and other interest expense	(17,692)	(17,795)	(18,673)
Gain on sale of asset	—	—	3,000
Interest income on intercompany notes receivable	3,862	81	313
Other, net	1,034	(421)	(473)
Loss before income taxes and equity earnings from subsidiaries	(15,115)	(20,205)	(17,845)
Income tax benefit	(4,294)	(5,523)	(4,660)
Equity earnings from subsidiaries, net of taxes	95,808	88,510	73,663
SJW Group net income	84,987	73,828	60,478
Other comprehensive income, net	314	1,640	901
SJW Group comprehensive income	$85,301	75,468	61,379

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2023	2022	2021
Operating activities:
Net income	$84,987	73,828	60,478
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investment in subsidiaries	(95,808)	(88,510)	(73,663)
Deferred income taxes	718	(163)	(185)
Stock-based compensation	696	779	679
Gain on sale of asset	—	—	(3,000)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts payable and other current liabilities	281	185	(226)
Intercompany receivables	(6,018)	(3,916)	(1,586)
Tax payable and other accrued taxes	1,550	6,883	4,782
Accrued interest	47	(15)	28
Return on capital from investments in subsidiaries	50,550	55,950	45,900
Other changes, net	607	500	605
Net cash provided by operating activities	37,610	45,521	33,812
Investing activities:
Proceeds to subsidiaries for notes receivable	(148,392)	(27,713)	(75,986)
Repayments from subsidiaries for notes receivable	91,740	20,634	85,651
Investments in subsidiaries	(25,500)	(25,892)	(35,118)
Proceeds from sale of asset	—	—	3,000
Net cash used in investing activities	(82,152)	(32,971)	(22,453)
Financing activities:
Borrowings from subsidiaries for notes payable	700	15,355	34,317
Repayments to subsidiaries for notes payable	(3,140)	(20,901)	(44,145)
Borrowings from lines of credit	10,000	—	—
Repayments of long-term borrowings	—	—	(50,000)
Issuance of common stock, net of issuance costs	80,659	39,085	91,029
Debt issuance costs	(46)	(224)	—
Dividends paid	(47,905)	(43,582)	(40,137)
Net cash provided (used in) by financing activities	40,268	(10,267)	(8,936)
Net change in cash and cash equivalents	(4,274)	2,283	2,423
Cash and cash equivalents, beginning of year	5,142	2,859	436
Cash and cash equivalents, end of year	$868	5,142	2,859
Cash paid (refunded) during the year for:
Interest	$17,465	17,512	18,518
Income taxes	$(4,870)	(5,483)	(4,998)
Supplemental disclosure of non-cash activities:
Share-based compensation from investment in subsidiaries	$3,778	4,656	4,413

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Years ended December 31, 2023, 2022 and 2021
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
As of December 31, 2023, the restricted net assets of SJW Group’s subsidiaries were approximately $408,244 or 33% of consolidated net assets of SJW Group.

SJW Group and Subsidiaries
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2023, 2022 and 2021
(in thousands)

Description	2023	2022	2021
Allowance for doubtful accounts:
Balance, beginning of period	$5,753	4,600	3,891
Charged to expense	3,594	1,195	932
Charged to regulatory asset	1,628	265	1,610
Accounts written off	(5,479)	(2,248)	(2,394)
Recoveries of accounts written off	1,055	1,941	561
Balance, end of period	$6,551	5,753	4,600
Reserve for litigation and claims:
Balance, beginning of period	$1,768	607	684
Charged to expense	971	1,583	916
Revision to accrual, due to settlements	(166)	(62)	(50)
Payments	(685)	(360)	(943)
Balance, end of period	$1,888	1,768	607

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
SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2023 was effective.

Our independent registered public accounting firm, DELOITTE & TOUCHE LLP (PCAOB ID No. 34), has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its website http://www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.
a.There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2023 but was not reported.
b.In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) under the captions “PROPOSAL 1 ELECTION OF DIRECTORS” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

Item 11.Executive Compensation
The information required by this item is contained in the 2024 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2024 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is contained in the 2024 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

1.1
Equity Distribution Agreement, dated November 17, 2021, by and among the Company, J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 1.1 to the Form 8-K filed on November 17, 2021. (2)

1.2
Amendment 1, dated March 1, 2023, to the Equity Distribution Agreement, dated November 17, 2021, by and among the Company, J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 1, 2023. (2)

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

3.4
This Composite Amended and Restated Certificate of Incorporation of SJW Group reflects the provisions of the Corporation’s Amended and Restated Certificate of Incorporation, as amended and restated on April 24, 2019 and all amendments thereto filed with the Delaware Secretary of State thereafter on or prior to February 22, 2024, but is not an amendment or restatement thereof. (1)

3.5	Amended and Restated Bylaws of SJW Group, effective as of December 11, 2023. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 15, 2023.

4.1
Instruments Defining the Rights of Security Holders, including Indentures: SJW Group hereby agrees to furnish upon request to the Commission a copy of each such instrument defining the rights of holders of unregistered senior and subordinated debt of the Company.

4.2	Form of Common Stock Certificate of SJW Group. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2016.

4.3	Indenture dated as of June 1, 2010 between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2010.

4.4	Indenture dated as of December 1, 2016, by and between California Pollution Control Financing Authority and The Bank of New York Mellon Trust Company, N.A. relating to the Bond. SJW Group agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation S-K 601(b)(4)(iii).

4.5	Description of SJW Group’s capital stock registered under section 12 of the Securities Exchange Act of 1934 Incorporated by reference to Exhibit 4.6 to form 10-K for the year ended December 31, 2019.

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

10.3
Credit Agreement among SJW Group, San Jose Water Company, SJWTX, Inc., Connecticut Water Service, Inc., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, dated August 2, 2022. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2022.

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

10.12
Note Purchase Agreement among SJW Group and Purchasers listed therein, dated October 8, 2019, along with the forms of senior notes. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 9, 2019.

10.13
San Jose Water Company Executive Supplemental Retirement Plan, as Amended and Restated on January 25, 2012, effective January 1, 2012. Incorporated by reference as Exhibit 10.20 to Form 10-K for the year ended December 31, 2011. (2)

10.14
First Amendment to the San Jose Water Company Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.15	Second Amendment to the San Jose Water Company Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 9, 2019. (2)

10.16
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

10.22
Sixth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.4 to Form 8-K filed on October 9, 2019. (2)

10.23	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.24	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.25	Second Amendment to the SJW Group Long-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2020. (2)

10.26	Third Amendment to the SJW Group Long-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2020. (2)

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

10.29	SJW Group Amended and Restated Executive Officer Short-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2020. (2)

10.30	First Amendment to the Executive Officer Short-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2020. (2)

10.31	Amended and Restated Executive Severance Plan, dated October 26, 2022. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on October 28, 2022. (2)

10.32
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.33	First Amendment to the Special Deferral Election Plan effective November 15, 2016. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2016. (2)

10.34	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.35	First Amendment to the Amended and Restated Deferred Restricted Stock Program dated November 15, 2016. Incorporated by reference as Exhibit 10.39 to Form 10-K for the year ended December 31, 2016. (2)

10.36
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated effective October 30, 2013. Incorporated by reference as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013. (2)

10.37
First Amendment to the Deferral Election Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.41 to Form 10-K for the year ended December 31, 2016. (2)

10.38	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.39
Second Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2016. (2)

10.40
Third Amendment to the Formulaic Equity Award Program for Non-employee Board members dated October 24, 2018. Incorporated by reference as Exhibit 10.48 to Form 10-K for the year ended December 31, 2018. (2)

10.41	Fourth Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated September 8, 2021. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 14, 2021. (2)

10.42	Form of SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 2017. (2)

10.43	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.44	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.54 to Form 10-K for the year ended December 31, 2016. (2)

10.45	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2016. (2)

10.46	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.47	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. Incorporated by reference to Exhibit 10.21 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 1989. (2)

10.48
Amended and Restated Supplemental Executive Retirement Agreement dated January 24, 2008 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2020 (2)

10.49
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019. (2)

10.50
Amendment to the Amended and Restated Supplemental Executive Retirement Agreement effective as of November 1, 2019 between Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.77 to Form 10-K for the year ended December 31, 2019. (2)

10.51
Grantor Trust Agreement dated May 1, 2017, between Connecticut Water Service, Inc. and Matrix Trust Company. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2019. (2)

10.52
Deferred Compensation Agreement dated December 8, 2011 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2020. (2)

10.53
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.80 to Form 10-K for the year ended December 31, 2019. (2)

10.54
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 1, 2011, among Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.82 to Form 10-K for the year ended December 31, 2019. (2)

10.55
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 20, 2016, between the Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2019. (2)

10.56	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on December 16, 2016. (2)

10.57
First Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2019. (2)

10.58
Second Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.90 to Form 10-K for the year ended December 31, 2019. (2)

10.59
Third Amendment, effective July 28, 2021, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2021. (2)

10.60
Amended and Restated Employment Agreement, dated December 30, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Kristen A. Johnson. Incorporated by reference to Exhibit 10.94 to Form 10-K for the year ended December 31, 2019. (2)

10.61
First Amendment to Amended and Restated Employment Agreement, dated March 8, 2013, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.17 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2012. (2)

10.62
Form of Second Amendment to Employment Agreement, dated April 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.2 to Connecticut Water Service, Inc.'s Form 8-K filed on April 3, 2014. (2)

10.63
Third Amendment to the Amended and Restated Employment Agreement, effective as of November 1, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.97 to Form 10-K for the year ended December 31, 2019. (2)

10.64
Amended and Restated Director Compensation and Expense Reimbursement Policies effective as of January 1, 2023. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2022. (2)

10.65
Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members effective as of January 1, 2023. Incorporated by reference as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2022. (2)

10.66
Employment Agreement, dated April 1, 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.85 to the Form 10-K filed on February 24, 2023. (2)

10.67
First Amendment to Employment Agreement, effective as of January 18, 2020, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.86 to the Form 10-K filed on February 24, 2023. (2)

10.68
Second Amendment to Employment Agreement, effective as of January 1, 2023, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.87 to the Form 10-K filed on February 24, 2023. (2)

10.69	SJW Group 2023 Long-Term Incentive Plan. Incorporated by reference to Appendix I to the Proxy Statement filed on March 9, 2023. (2)

10.70	SJW Group 2023 Employee Stock Purchase Plan. Incorporated by reference to Appendix II to the Proxy Statement filed on March 9, 2023. (2)

10.71	Transition and Separation Agreement and Release, dated July 6, 2023, by Andrew R. Gere and San Jose Water Company. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 7, 2023. (2)

10.72
First Amendment to Credit Agreement, dated August 2, 2023, between SJW Group, San Jose Water Company, SJWTX, Inc., Connecticut Water Service, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 2, 2023.

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

97.1	SJW Group Clawback Policy. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

SJW Group

Date:	February 22, 2024	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2024	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Date:	February 22, 2024	By	/s/ Andrew F. Walters
ANDREW F. WALTERS, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 22, 2024	By	/s/ Mohammed G. Zerhouni
MOHAMMED G. ZERHOUNI, Senior Vice President of Finance (Principal accounting officer)

Date:	February 22, 2024	By	/s/ Carl Guardino
CARL GUARDINO, Member, Board of Directors

Date:	February 22, 2024	By	/s/ Mary Ann Hanley
MARY ANN HANLEY, Member, Board of Directors

Date:	February 22, 2024	By	/s/ Heather Hunt
HEATHER HUNT, Member, Board of Directors

Date:	February 22, 2024	By	/s/ Rebecca A. Klein
REBECCA A. KLEIN, Member, Board of Directors

Date:	February 22, 2024	By	/s/ Denise L. Kruger
DENISE L. KRUGER, Member, Board of Directors

Date:	February 22, 2024	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 22, 2024	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 22, 2024	By	/s/ Carol P. Wallace
CAROL P. WALLACE, Member, Board of Directors