Form 10-Q
period 2024-03-31
SJW GROUP
filed 2024-04-26
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-8966
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
As of April 22, 2024, there were 32,234,465 shares of the registrant’s Common Stock outstanding.

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
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the effect of water, utility, environmental and other governmental policies and regulations, including regulatory actions concerning rates, authorized return on equity, authorized capital structures, capital expenditures, per- and polyfluroralkyl substances (“PFAS”) and other decisions;
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Operating revenue	$149,382	137,296
Operating expense:
Production Expenses:
Purchased water	26,192	22,418
Power	2,427	2,199
Groundwater extraction charges	12,126	10,359
Other production expenses	11,049	12,043
Total production expenses	51,794	47,019
Administrative and general	25,788	24,344
Maintenance	6,687	6,058
Property taxes and other non-income taxes	8,830	8,401
Depreciation and amortization	28,370	26,296
Total operating expense	121,469	112,118
Operating income	27,913	25,178
Other (expense) income:
Interest on long-term debt and other interest expense	(17,584)	(15,772)
Pension non-service credit (cost)	950	(64)
Other, net	2,651	3,266
Income before income taxes	13,930	12,608
Provision for income taxes	2,231	1,078
Net income	11,699	11,530
Other comprehensive (loss) income, net	(442)	93
Comprehensive income	$11,257	11,623

Earnings per share
Basic	$0.36	0.37
Diluted	$0.36	0.37
Dividends per share	$0.40	0.38
Weighted average shares outstanding
Basic	32,076,720	30,936,476
Diluted	32,144,579	31,040,897

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Utility plant:
Land	$41,415	41,415
Depreciable plant and equipment	4,005,195	3,967,911
Construction work in progress	133,369	106,980
Intangible assets	35,946	35,946
Total utility plant	4,215,925	4,152,252
Less accumulated depreciation and amortization	1,007,078	981,598
Net utility plant	3,208,847	3,170,654

Nonutility properties and real estate investments	13,377	13,350
Less accumulated depreciation and amortization	195	194
Net nonutility properties and real estate investments	13,182	13,156

Current assets:
Cash and cash equivalents	4,542	9,723
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $6,198 and $6,551 on March 31, 2024 and December 31, 2023, respectively	62,649	67,870
Income tax	2,911	5,187
Other	2,199	3,684
Accrued unbilled utility revenue	44,345	49,543
Assets held for sale	40,850	40,850
Prepaid expenses	12,822	11,110
Current regulatory assets	1,850	4,276
Other current assets	5,914	6,146
Total current assets	178,082	198,389
Other assets:
Regulatory assets, less current portion	238,842	235,910
Investments	17,435	16,411
Postretirement benefit plans	34,244	33,794
Other intangible asset	28,386	28,386
Goodwill	640,311	640,311
Other	8,183	8,056
Total other assets	967,401	962,868
Total assets	$4,367,512	4,345,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 32,201,216 on March 31, 2024 and 32,023,004 on December 31, 2023	$32	32
Additional paid-in capital	744,621	736,191
Retained earnings	494,249	495,383
Accumulated other comprehensive income	1,349	1,791
Total stockholders’ equity	1,240,251	1,233,397
Long-term debt, less current portion	1,550,298	1,526,699
Total capitalization	2,790,549	2,760,096

Current liabilities:
Lines of credit	210,748	171,500
Current portion of long-term debt	9,002	48,975
Accrued groundwater extraction charges, purchased water and power	17,205	24,479
Accounts payable	34,397	46,121
Accrued interest	19,056	15,816
Accrued payroll	8,818	12,229
Current regulatory liabilities	2,480	3,059
Other current liabilities	21,554	20,795
Total current liabilities	323,260	342,974

Deferred income taxes	239,960	238,528
Advances for construction	141,431	146,582
Contributions in aid of construction	331,869	326,451
Postretirement benefit plans	47,323	46,836
Regulatory liabilities, less current portion	469,953	461,108
Other noncurrent liabilities	23,167	22,492
Commitments and contingencies
Total capitalization and liabilities	$4,367,512	4,345,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2023	32,023,004	$32	736,191	495,383	1,791	1,233,397
Net income	—	—	—	11,699	—	11,699
Unrealized loss on investment, net of tax of $163	—	—	—	—	(442)	(442)
Stock-based compensation	—	—	1,538	(9)	—	1,529
Issuance of restricted and deferred stock units	30,432	—	(1,215)	—	—	(1,215)
Employee stock purchase plan	21,755	—	1,101	—	—	1,101
Common stock issuance, net of costs	126,025	—	7,006	—	—	7,006
Dividends paid ($0.40 per share)	—	—	—	(12,824)	—	(12,824)
Balances, March 31, 2024	32,201,216	$32	744,621	494,249	1,349	1,240,251

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2022	30,801,912	$31	651,004	458,356	1,477	1,110,868
Net income	—	—	—	11,530	—	11,530
Unrealized gain on investment, net of taxes of $0	—	—	—	—	93	93
Stock-based compensation	—	—	1,199	(22)	—	1,177
Issuance of restricted and deferred stock units	38,776	—	(1,538)	—	—	(1,538)
Employee stock purchase plan	16,410	—	1,080	—	—	1,080
Common stock issuance, net of costs	570,026	—	40,997	—	—	40,997
Dividends paid ($0.38 per share)	—	—	—	(11,722)	—	(11,722)
Balances, March 31, 2023	31,427,124	$31	692,742	458,142	1,570	1,152,485

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2024	2023
Operating activities:
Net income	$11,699	11,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,924	26,842
Deferred income taxes	649	1,052
Stock-based compensation	1,538	1,199
Allowance for equity funds used during construction	(528)	(180)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	11,910	8,177
Accounts payable and other current liabilities	(4,111)	(650)
Accrued groundwater extraction charges, purchased water and power	(7,274)	(7,968)
Tax receivable and payable, and other accrued taxes	4,098	1,727
Postretirement benefits	260	1,667
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences, and postretirement benefits	5,753	8,367
Other changes, net	(1,702)	(1,156)
Net cash provided by operating activities	51,216	50,607
Investing activities:
Additions to utility plant:
Company-funded	(68,879)	(52,384)
Contributions in aid of construction	(4,632)	(2,703)
Cost to retire utility plant, net of salvage	(744)	(167)
Other changes, net	(18)	225
Net cash used in investing activities	(74,273)	(55,029)
Financing activities:
Borrowings on line of credit	87,645	12,238
Repayments on line of credit	(49,281)	(99,383)
Long-term borrowings	25,000	70,000
Repayments of long-term borrowings	(40,971)	(956)
Issuance of common stock, net of issuance costs	7,006	40,997
Dividends paid	(12,824)	(11,722)
Receipts of advances and contributions in aid of construction	2,285	5,597
Refunds of advances for construction	(616)	(589)
Other changes, net	(368)	(771)
Net cash provided by financing activities	17,876	15,411
Net change in cash and cash equivalents	(5,181)	10,989
Cash and cash equivalents, beginning of period	9,723	12,344
Cash and cash equivalents, end of period	$4,542	23,333

Cash paid during the period for:
Interest	$16,011	12,062
Income taxes	177	198

Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$26,063	19,906
Utility property installed by developers	$107	656

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(in thousands, except share and per share data)

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. The Notes to Consolidated Financial Statements in SJW Group’s 2023 Annual Report on Form 10-K should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
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
SJW Group’s revenue components are as follows:

	Three months ended March 31,
	2024	2023
Revenue from contracts with customers	$150,008	135,836
Alternative revenue programs, net	(1,837)	(1,391)
Other balancing and memorandum accounts and regulatory mechanisms, net	(564)	1,404
Rental income	1,775	1,447
	$149,382	137,296
Nonutility Properties and Real Estate Investments
The major components of real estate investments and nonutility properties as of March 31, 2024 and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Land	$4,134	4,137
Wholesale water supply assets	8,465	8,465
Buildings and improvements	778	748
Subtotal	13,377	13,350
Less: accumulated depreciation and amortization	195	194
Total	$13,182	13,156
In March 2023, SJW Land Company entered into a broker agreement to sell its warehouse, office buildings, and land property located in Knoxville, Tennessee. The company reclassified the Tennessee properties from held-and-used to held-for-sale at March 31, 2023. The company’s intention is to complete the sale of these assets within the next twelve months. The company

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2024
(in thousands, except share and per share data)

records the Tennessee properties at the lower of their carrying value or estimated fair value less cost to sell, and also stopped recording depreciation on assets held for sale. SJW Group's broker provides the estimated fair value of the Tennessee properties. No impairment has been recorded as the estimated fair value less cost to sell exceeds carrying value. The property is classified as part of the Real Estate Services reportable segment.
The sale of the Tennessee properties does not represent a strategic shift that has or will have a major effect on SJW Group; therefore, the sale does not qualify for treatment as a discontinued operation.
In April 2024, SJW Land Company completed the sale of a warehouse building of the Tennessee properties for $27,000. The estimated pre-tax gain on the sale is $7,000.
The following represents the major components of the Tennessee warehouse buildings and land property recorded in assets held-for-sale on the condensed consolidated balance sheets as of March 31, 2024:

March 31, 2024
Land	$13,170
Buildings and improvements	44,950
Subtotal	58,120
Less: accumulated depreciation and amortization	17,270
Total	$40,850
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2024, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2024 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three months ended March 31, 2024. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was $1,355,609 and $1,394,412 as of March 31, 2024 and December 31, 2023, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at March 31, 2024 and December 31, 2023, $1,339,659 and $1,378,683, respectively, would be categorized as Level 2 in the fair value hierarchy and $15,950 and $15,729, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,890 and $2,833 as of March 31, 2024 and December 31, 2023, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under SJW Group’s employee stock purchase plans. For the three months ended March 31, 2024 and 2023, 12,221 and 8,855 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.
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
March 31, 2024
(in thousands, except share and per share data)

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

Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Regulatory assets:
Income tax temporary differences (a)	$158,793	157,669
Unrecognized pensions and other postretirement benefits (b)	24,593	24,593
Business combinations debt premium (c)	14,219	14,855
Employee benefit costs (d)	9,158	9,815
Monterey Water Revenue Adjustment Mechanism (“MWRAM”) (e)	10,121	9,361
Customer Assistance Program (“CAP”) balancing account (f)	5,850	5,457
Catastrophic event memorandum accounts (“CEMA”) (g)	4,883	4,819
2022 general rate case interim memorandum account (h)	3,266	4,571
Water supply costs (i)	—	583
Other (j)	9,809	8,463
Total regulatory assets	240,692	240,186
Less: current regulatory assets (k)	1,850	4,276
Total regulatory assets, less current portion	$238,842	235,910
Regulatory liabilities:
Cost of removal (l)	$350,369	346,418
Future income tax benefits due to customers (m)	87,908	88,610
Unrecognized pensions and other postretirement benefits (b)	20,303	20,196
Revenue adjustment mechanisms (n)	6,165	5,536
Water supply costs (i)	4,392	—
Other (o)	3,296	3,407
Total regulatory liabilities	472,433	464,167
Less: current regulatory liabilities (p)	2,480	3,059
Total regulatory liabilities, less current portion	$469,953	461,108
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
(e)MWRAM is described in the following section.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2024
(in thousands, except share and per share data)

(f)Represents costs associated with SJWC’s CAP.
(g)Primarily related to increased bad debt expenses associated with SJWC’s response to COVID-19. The California Public Utilities Commission (“CPUC”) has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage.
(h)Represents the difference between revenues collected in interim rates in effect as of January 1, 2022 and revenues that would result from rates authorized in SJWC’s 2022 general rate case retroactive to January 1, 2022.
(i)Reflects differences in actual water supply costs compared to amounts assumed in base rates, including applicable changes and variations in costs and quantities that affect the overall mix of the water supply.
(j)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations and rate case expenses.
(k)As of March 31, 2024 and December 31, 2023, primarily relates to the current portion of MWRAM.
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
(n)Consists of Water Rate Adjustment mechanism (“WRA”) and WCMA, which are described in the following section.
(o)Other includes other balancing and memorandum accounts, other regulatory mechanisms and accrued tank painting costs.
(p)As of March 31, 2024 and December 31, 2023, primarily relates to the current portion of WRA.
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
CWC has been authorized by the Connecticut Public Utilities Regulatory Authority (“PURA”) to utilize a Water Revenue Adjustment mechanism (“WRA”), a decoupling mechanism, to mitigate risk associated with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or sur-credit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings.
As of March 31, 2024 and December 31, 2023, SJW Group’s regulatory assets not earning a return primarily included unrecognized pensions and other postretirement benefits and business combination debt premiums. The total amount of regulatory assets not earning a return at March 31, 2024 and December 31, 2023, either by interest on the regulatory asset or as a component of rate base at the allowed rate of return, was $42,598 and $43,141, respectively.

Note 3.Capitalization
In March 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. For the three months ended March 31, 2024, SJW Group issued and sold a total of 126,025 shares of

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2024
(in thousands, except share and per share data)

common stock with a weighted average price of $57.13 per share and received $7,006 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 2,130,682 shares of common stock at a weighted average price of $72.60 for a total net proceeds of $151,004 and has $85,309 remaining under the Equity Distribution Agreement to issue into shares.

Note 4.Lines of Credit and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations.
Lines of Credit
The weighted-average interest rate on short-term borrowings outstanding at March 31, 2024, was 6.42% compared to 6.48% at December 31, 2023.
Long-term Financing Agreements
On November 15, 2023, CWC entered into a note purchase agreement with certain affiliates of American United Life Insurance, The State Life Insurance, Mutual of Omaha Insurance, and United of Omaha Life Insurance, pursuant to which the company sold an aggregate principal amount of $25,000 of its 6.46% Senior Notes, Series 2023 (“Series 2023 Notes”). The Series 2023 Notes are unsecured obligations of CWC and are due on January 1, 2054. Interest is payable semi-annually in arrears on January 15th and July 15th of each year. The closing of the notes purchase agreement occurred in January 2024.

Note 5.Income Taxes
Income tax expense for the three months ended March 31, 2024 and 2023 was $2,231 and $1,078, respectively. The effective consolidated income tax rates were 16% and 9% for the three months ended March 31, 2024 and 2023, respectively. The higher effective tax rate for the three months ended March 31, 2024 was primarily due to the tax deficiencies recorded in the first quarter of 2024 for share-based payments and other discrete tax items. SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $4,488 and $4,511 as of March 31, 2024 and December 31, 2023, respectively. SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of a lapse of the statute of limitations.

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
In addition, senior management hired before March 31, 2008, for SJWC and January 1, 2009 for CWC, are eligible to receive additional retirement benefits under supplemental executive retirement plans and retirement contracts. SJWC’s senior management hired on or after March 31, 2008, are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan. The supplemental retirement plans and Cash Balance Executive Supplemental Retirement Plan are non-qualified plans in which only senior management and other designated members of management may participate. SJW Group also provides health care and life insurance benefits for retired employees under employer-sponsored postretirement benefits that are not pension plans.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2024
(in thousands, except share and per share data)

The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three months ended March 31, 2024 and 2023 are as follows:

	Pension Benefits		Other Benefits
	Three months ended March 31,
	2024	2023	2024	2023
Service cost	$1,665	1,892	$166	160
Interest cost	3,613	3,558	295	317
Expected return on assets	(4,463)	(4,069)	(267)	(217)
Amortization of actuarial loss (gain)	(18)	554	(160)	(88)
Amortization of prior service cost	4	4	—	—
Total	$801	1,939	$34	172

In 2024, SJW Group expects to make required and discretionary cash contributions of up to $4,515 to the pension plans and other postretirement benefits. For the three months ended March 31, 2024, SJW Group has made no contributions to such plans.
Note 8.Equity Plans
SJW Group’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under SJW Group’s employee stock purchase plan (“ESPP”). As of March 31, 2024, 181,280 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 1,055,383 shares are available for award issuances under the long-term incentive plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Compensation costs charged to income:
ESPP	$195	191
Restricted stock and deferred restricted stock	1,343	1,008
Total compensation costs charged to income	$1,538	1,199
ESPP proceeds	$1,101	1,080
Restricted Stock and Deferred Restricted Stock
For the three months ended March 31, 2024 and 2023, SJW Group granted 37,520 and 27,732, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value per unit of $61.10 and $77.88, respectively.
For the three months ended March 31, 2024 and 2023, SJW Group granted 44,433 and 31,345 target units, respectively, of performance-based and market-based restricted stock awards with a weighted-average grant date fair value per unit of $53.69 and $80.05, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of March 31, 2024, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $8,149. This cost is expected to be recognized over a weighted-average period of 2.17 years.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2024
(in thousands, except share and per share data)

Employee Stock Purchase Plan
SJW Group’s recorded expenses for its ESPP were $97 and $90 for the three months ended March 31, 2024 and 2023, respectively. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2024, for the employee stock purchase plan is approximately $141. This cost is expected to be recognized during the second and third quarters of 2024.

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

	For Three Months Ended March 31, 2024
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$144,915	2,692	1,775	—	144,915	4,467	149,382
Operating expense	117,781	1,610	726	1,352	117,781	3,688	121,469
Operating income (loss)	27,134	1,082	1,049	(1,352)	27,134	779	27,913
Net income (loss)	14,600	732	783	(4,416)	14,600	(2,901)	11,699
Depreciation and amortization	28,061	85	1	223	28,061	309	28,370
Interest on long-term debt and other interest expense	11,542	221	—	5,821	11,542	6,042	17,584
Provision (benefit) for income taxes	3,696	318	266	(2,049)	3,696	(1,465)	2,231

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2024
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

____________________
(1)    The “All Other” category for the three months ended March 31, 2024 and 2023, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis.

SJW Group’s assets by segment are as follows:

	March 31, 2024	December 31, 2023
Water Utility Services:
Regulated	$4,228,675	4,199,172
Non-tariffed	42,437	43,532
Total water utility services	4,271,112	4,242,704
Real Estate Services	43,506	44,222
All Other	52,894	58,141
Total assets	$4,367,512	4,345,067

Regulated	$4,228,675	4,199,172
Non-tariffed	138,837	145,895
Total assets	$4,367,512	4,345,067

Note 10.Acquisitions
In January 2023, TWC reached an agreement to acquire KT Water Development Ltd. (“KT Water Development”) and SJWTX Holdings, Inc. reached an agreement to acquire KT Water Resources, L.P. (“KT Water Resources”). The agreement between SJWTX Holdings, Inc. and KT Water Resources was assigned to TWR prior to closing. KT Water Development was an investor-owned water utility providing water to approximately 1,725 people through over 570 service connections in the Rockwall Ranch subdivision in southern Comal County, Texas. KT Water Resources was a wholesale groundwater resource supplier to KT Water Development formed to develop wholesale water supplies for the fast-growing utilities of Comal County, Texas. The Public Utility Commission of Texas (“PUCT”) approved the proposed KT Water Development acquisition on July 24, 2023. The acquisition of KT Water Resources did not require PUCT approval. Both transactions closed on August 14, 2023. Further information regarding each of the acquisitions is set forth below.
KT Water Development
The purchase price of KT Water Development was $7,338, all of which was cash, and was determined in accordance with a fair market value process defined under the Texas Water Code. The transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805—“Business Combinations.” The transaction

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2024
(in thousands, except share and per share data)

consideration was allocated to utility plant. The final purchase price allocation was completed during the quarter ended March 31, 2024, with no change from the preliminary purchase price allocation. Transaction costs were not material. The results of KT Water Development are included in SJW Group’s consolidated statements of comprehensive income since the acquisition date and were not material. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.
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
The total cost was allocated as follows based on the fair values of the assets acquired: $28,386 to other intangible asset, $11,684 to nonutility property, and $9 to other current liabilities. The other intangible asset represents indefinite life water rights. The nonutility property consists of wells, land, easements, and construction work in progress.
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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and where otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2023.
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. For more information about such forward-looking statements, including some of the factors that may affect our actual results, please see our disclosures under “Forward-Looking Statements,” and elsewhere in this Form 10-Q, including Part II, Item 1A under “Risk Factors” as well as the disclosures under Part I, Item 1A in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2023 under “Risk Factors.”

General:
SJW Group is a holding company with four wholly owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX Holdings, Inc. and SJW Land Company.
SJWC is a public utility in the business of providing water service to approximately 232,000 connections that serve a population of approximately one million people in an area comprising approximately 140 square miles in the metropolitan San Jose, California area. The principal business of SJWC consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. SJWC provides water service to customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, and Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. SJWC distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. SJWC also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements, and antenna site leases.
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
SJWTX Holdings, Inc. is the holding company for SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). TWC is a public utility in the business of providing water service to approximately 28,000 connections that serve approximately 85,000 people and approximately 1,000 wastewater connections. TWC’s service area comprises more than 271 square miles in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. Comal, Kendall and Hays counties are three of the top five growth counties in the United States. TWC also holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification Topic 810 with TWC as the primary beneficiary. As a result, Acequia has been consolidated with TWC. TWOS was created for non-tariffed service operations and TWR was formed to hold wholesale water supply assets.
SJW Land Company and Chester Realty, Inc. own undeveloped land and operate commercial buildings in Tennessee, California and Connecticut. SJW Land Company and Chester Realty, Inc. owned the following real properties during the three months ended March 31, 2024:

				% for Three months ended March 31, 2024 of Real Estate Services
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	61%	52%
Commercial building	Knoxville, Tennessee	15	135,000	38%	47%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	101	N/A	N/A	N/A
Commercial building	Clinton, CT	22	9,000	1%	1%
Commercial building	Guilford, CT	1	1,300	—%	—%

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:
(1)Investing in regional regulated water utility operations to support the health, safety and quality of life of our customers;
(2)Regional non-tariffed water utility-related services provided in accordance with the guidelines established by the CPUC in California, the Public Utilities Regulatory Authority (“PURA”) in Connecticut, the Public Utilities Commission of Texas (“PUCT”) in Texas, and the Maine Public Utilities Commission (“MPUC”) in Maine; and
(3)Out-of-region water and utility-related services.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combinations or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on our financial position and operating results, entering markets in which we have no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
Please also see Note 10 of “Notes to Condensed Consolidated Financial Statements” for SJW Group’s recent acquisition activities.
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. SJW Land Company owns undeveloped land in California and Tennessee and owns and operates commercial buildings in Tennessee. Chester Realty, Inc. owns and operates land and commercial buildings in Connecticut. SJW Land Company and Chester Realty, Inc. manage their acquired income producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties.

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2023 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2023, that was filed with the Securities and Exchange Commission on February 23, 2024.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2023. Our significant accounting policies are described in the notes to the 2023 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical or significant accounting policies during the three months ended March 31, 2024.

New Accounting Pronouncements:
See Note 1 of “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting pronouncements.
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
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2024 was $11,699, an increase of $169, or approximately 1%, from $11,530 for the same period in 2023. The increase in net income was primarily driven by rate increases in California and Maine, increases in the infrastructure recovery mechanism in Connecticut, and an increase from higher customer usage driven primarily by weather conditions and the end of California mandatory water conservation requirements. These factors were offset by higher water production expenses, increased depreciation and amortization for new utility plant placed in service, and higher interest expense and compensation costs.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2024	2023
Water Utility Services	$147,607	135,849
Real Estate Services	1,775	1,447
Total operating revenue	$149,382	137,296
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2024 vs. 2023
	Increase/(decrease)
Water Utility Services:
Consumption changes	$1,797	1%
Increase in customers	791	1%
Rate increases	9,960	5%
Regulatory mechanisms	(790)	—%
Real Estate Services	328	—%
Total change in operating revenue	$12,086	7%

Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2024	2023
Water Utility Services	$119,391	110,281
Real Estate Services	726	899
All Other	1,352	938
Total operating expense	$121,469	112,118
The change in consolidated operating expense was due to the following factors:

	Three months ended March 31, 2024 vs. 2023
	Increase/(decrease)
Water production expenses:
Change in surface water use	$1,612	1%
Change in usage and new customers	2,331	2%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	1,601	1%
Balancing and memorandum accounts cost recovery	(769)	(1)%
Total water production expenses	4,775	3%
Administrative and general	1,444	1%
Maintenance	629	—%
Property taxes and other non-income taxes	429	—%
Depreciation and amortization	2,074	2%
Total change in operating expense	$9,351	6%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in availability of water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater charges and purchased power are tracked in SJWC’s Full Cost Balancing Account authorized in the Decision No. 22-10-005 (“2022 GRC Decision”).
Throughout the three months ended March 31, 2024, water conditions improved across the State of California. As a result, the California Department of Water Resources announced an increase in the State Water Project allocation from 15% to 30% of contract amount for 2024 and the U.S Bureau of Reclamation announced an increase in the Central Valley Project allocation from 65% to 75%. On April 1, 2024, Valley Water’s 10 reservoirs were 37% of capacity, or 99% of restricted capacity, with 20.2 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that the managed groundwater recharge from January to March in the Santa Clara Plain was 146% of the five-year average. The groundwater level in the Santa Clara Plain is approximately three feet higher than March 2023. According to Valley Water, the projected total groundwater storage at the end of 2024 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of March 31, 2024, SJWC’s Lake Elsman was 100.8% of capacity with 2.0 billion gallons of water, approximately 160.4% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 46.31 inches for the period from July 1, 2023 through March 31, 2024, which is 106.7% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 1.3 billion gallons of water through the first quarter, which is 154.6% of the five-year average. SJWC’s Saratoga Water Treatment Plant remains offline until the updated operations plan is granted approval by the California Division of

Drinking Water. SJWC believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2024.
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
In August 2023, SJWTX Holdings Inc.’s unregulated subsidiary, TWR acquired eight wells and the water rights of KT Water Resources LLC. These wells have been projected to yield an additional 6,000 acre-feet per year or more. TWC staff is currently working on acquiring easements and routing of the waterline and infrastructure needed to get this water into our Triple Peak water system to serve existing customers and planned new developments.
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040.
The following table presents the change in sources of water supply, in billion gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2024	2023
	(billion gallons)
Purchased water	2.0	3.3	(1.3)	(15)%
Groundwater	3.9	2.1	1.8	20%
Surface water	3.0	3.3	(0.3)	(3)%
Reclaimed water	0.1	0.1	—	—%
	9.0	8.8	0.2	2%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for March 31, 2024 and 2023 approximated 7.9% and 7.5%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on a 12-month-to-date basis for March 31, 2024 and 2023 approximated 13.4% and 13.9%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses of $4,775 for the three months ended March 31, 2024, compared to the same period in 2023, was primarily attributable to increases in customer usage, average per unit costs for purchased water, groundwater extraction, and other production expenses and increases resulting to the surface water mix net of regulatory adjustments. Effective July 1, 2023, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $4,576 for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily attributable to an increase in depreciation and amortization for new utility plant placed in service and increased compensation costs.

Other (Expense) Income
For the three months ended March 31, 2024, compared to the same period in 2023, the change in other (expense) income was primarily due to an increase in interest expense due to higher interest rates and higher average balances on lines of credit borrowings, and an increase in long-term debt balances, offset by decreases in pension non-service cost.
Provision for Income Taxes
For the three months ended March 31, 2024, compared to the same period in 2023, income tax expense increased by $1,153. The effective consolidated income tax rates were 16% and 9% for the three months ended March 31, 2024 and 2023, respectively. The higher income tax expense and effective tax rate for the three months ended March 31, 2024 were primarily due to tax deficiencies recorded in the first quarter of 2024 for share-based payments and other discrete tax items.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
The CPUC approved the settlement in SJWC’s 2021 General Rate Case application on October 6, 2022 and issued 2022 GRC Decision on October 11, 2022. SJWC received authority for an increase of revenue requirement by $25,074 or 6.03% in 2022, $12,955 or 2.94% in 2023, and $16,102 or 3.56% in 2024. The application included requests to recover $18,174 from balancing and memorandum accounts and authorization for a $350,000 capital budget. Additionally, it further aligned authorized and actual consumption, particularly for business customers, addressed the water supply mix variability, and provided greater revenue recovery in the fixed charge.
SJWC filed Advice Letter No. 601 on October 13, 2023, to inform the CPUC that the Water Cost of Capital Mechanism (“WCCM”) authorized in Decision No. 23-06-025 required an update to SJWC’s authorized rate of return effective January 1, 2024. The filing requested an adjusted return on equity of 10.01%, a cost of debt of 5.28%, and a resulting authorized rate of return of 7.86%. Advice Letter No. 601 was approved with an effective date of January 1, 2024. Separate from the filing, the return on equity was further adjusted by a 20 bps reduction for the reimplementation of the Water Conservation Memorandum Account resulting in an overall rate of return of 7.75%.
SJWC filed Advice Letter No. 603 on November 14, 2023, to establish a Group Insurance Balancing Account to track the difference between the company’s authorized versus actual costs for medical, dental, and opt-out insurance expenses. Advice Letter No. 603 was approved with an effective date of January 1, 2024.
SJWC filed Advice Letter No. 605 on November 21, 2023, to increase the authorized revenue requirement by $21,270 or 4.16% for the attrition year increase in accordance with the 2022 GRC Decision and the adjusted Rate of Return approved in Advice Letter No. 601. Advice Letter No. 605 was approved with an effective date of January 1, 2024.
On December 15, 2023, SJWC, along with three other California water utilities, filed a joint request for one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2024. Postponing the filing a year alleviates administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources already strained by numerous other proceedings. The request is conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities’ cost of capital during the one-year deferment based on the mechanism. The request was approved on February 2, 2024.
On January 2, 2024, SJWC filed General Rate Case Application No. 24-01-001 with the CPUC to increase rates charged for water service by $55,196 or 11.11% in 2025, by $22,041 or 3.99% in 2026, and by $25,809 or 4.49% in 2027. The application proposed a $540,000 three-year capital budget and includes requests to recover $23,462 from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and new rates, if approved, are expected to be effective January 1, 2025.
Connecticut Regulatory Affairs
On October 3, 2023, CWC filed an application with PURA to adjust customer rates. If PURA approves the request as proposed, annual revenues of CWC will increase by approximately $21,400, or 18.1%, over current authorized revenues and would be effective on or about July 1, 2024. A final decision is scheduled for June 28, 2024.
On November 14, 2023, CWC submitted an application to PURA for the approval to issue unsecured notes in the amount of

$25,000. A decision from PURA approving the application was received on January 10, 2024.
On February 26, 2024, CWC filed its 2023 Water Infrastructure Conservation Adjustment (“WICA”) reconciliation with PURA. The reconciliation, approved by PURA on March 27, 2024 and effective for 12 months beginning April 1, 2024, replaced the expiring 2022 reconciliation credit of 0.16% with a credit of 0.13%. The cumulative WICA surcharge as of April 1, 2024 is 7.41%, collecting $7,835 on an annual basis.
On February 28, 2024, CWC filed its 2023 Water Revenue Adjustment (“WRA”). The mechanism reconciles 2023 revenues as authorized in the CWC’s most recent rate case. The 2023 WRA, as approved by PURA on March 11, 2024 and effective for 12 months beginning on April 1, 2024, imposed a 2.11% sur-credit on customer bills to refund the 2022 revenues over-collection.
Texas Regulatory Affairs
TWC has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the PUCT under Docket No. 54430 on December 30, 2022. SIC filings are used to include certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. On March 21, 2024, the PUCT filed the final order approving TWC’s request to implement its SIC. As a result of the final order, the SIC is projected to increase TWC’s water revenue by $1,574 and sewer revenue by $28 within one year of the approval. Additionally, TWC is required to file a general rate case within four years. TWC will incrementally increase its SIC annually until its next rate case. Notwithstanding the SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek and Kendall West customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
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
On July 24, 2023, the PUCT approved TWC's application to acquire KT Water Development Ltd. (“KT Water Development”). KT Water Development provides service to approximately 570 residential water connections. On August 14, 2023, TWC closed on the acquisition. On March 7, 2024, the PUCT filed the final order which transferred the CCN to TWC, approved the fair market value, and allowed TWC to charge its existing rates to the customers of KT Water Development.
On January 5, 2024, TWC filed an application with the PUCT to acquire the 3009 Water Company LLC water system that serves approximately 270 residential connections. TWC requested fair market value and to apply TWC’s existing rates to the customers being acquired. TWC expects to receive approval to close on the acquisition during the third quarter of 2024.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, MWC agreed to file a final phase of the rate case by April 1, 2023. The third filing was submitted on March 31, 2023. Step 3 of the planned multi-year rate filings for the Saco River Drinking Water Resource Center was filed in accordance with the MPUC order on March 31, 2023. The filing requested an increase in revenue requirement of $2,949, or 19.9% and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested. On August 25, 2023, the MPUC issued an order granting a temporary rate increase of $1,495 or 10% while the case and the Company’s full request were litigated. The company reached a settlement agreement with staff and the Office of the Public Advocate and filed a stipulated settlement agreement with the MPUC on December 22, 2023. The MPUC approved the stipulation in deliberations on January 5, 2024, with an increase in authorized annual revenue of $2,603, or 17.6%, effective January 1, 2024. The Biddeford and Saco division’s increase in rates is based on an authorized return on equity of 9.5% along with a capital structure of 49% debt and 51% equity. This return on equity and capital structure will be used for any future Water Infrastructure Surcharge (“WISC”) calculations for all divisions until the MPUC has authorized or approved a different return on equity structure in a different proceeding.
On June 30, 2023, MWC filed a WISC for the Camden-Rockland division. The requested surcharge is 2.34% or $158. The MPUC issued an order approving the surcharge on March 22, 2024.
Other Regulatory Matters
In April 2024, the U.S. Environmental Protection Agency issued final new national primary drinking water regulations for six PFAS. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water systems for six PFAS chemicals under the Safe Drinking Water Act. The final regulation requires water systems to comply with PFAS monitoring and reporting requirements by 2027, and to comply with the maximum contaminant levels by 2029. SJW Group estimates capital expenditures of approximately $230,000 for treatment based on the maximum contaminant levels in the previously proposed regulation. See discussion below under “Liquidity” for additional information on capital expenditures.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2024, SJW Group generated cash flows from operations of approximately $51,200, compared to approximately $50,600 for the same period in 2023. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $600. This increase was the result of a combination of the following factors: (1) an increase in collections from accounts receivable and accrued unbilled utility revenue of $3,700, and (2) increased tax accruals of $2,400 compared to the prior period, offset by (3) a decrease of $2,800 attributable to changes in payments of amounts previously invoiced and accrued including accrued production costs, (4) a decrease of $2,600 attributable to changes in regulatory assets and liabilities, including the effect of lower surcharge collections on balancing and memorandum accounts, and (5) general working capital and net income, adjusted for non-cash items, decreased by $100.
As of March 31, 2024, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, which decreased from 2% as of March 31, 2023. Management believes that the collection rate will continue for its accounts receivables as service disconnections return to normal operations. On December 28, 2023, SJWC submitted the application to receive $10,237 through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customer accounts greater than 60-days past due as of December 31, 2022. We anticipate the funds to be received in the second quarter of 2024 after the State of California Water and Wastewater Arrearages Payment Program completes the review of this application.
Cash Flow from Investing Activities
During the three months ended March 31, 2024, SJW Group used cash flows from investing activities of approximately $74,300, compared to approximately $55,000 for the same period in 2023. This increase was primarily driven by additions to utility plant. SJW Group used approximately: (1) $68,900 of cash for company-funded utility capital expenditures and (2) $4,600 for developer-funded utility capital expenditures during the three months ended March 31, 2024. For the same period in 2023, SJW Group used approximately: (1) 52,384 of cash for company-funded utility capital expenditures and (2) 2,703 for developer-funded utility capital expenditures.
Water Utility Services’ estimated utility capital expenditures for 2024, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $332,000. As of March 31, 2024, approximately $68,900 or 21% of the $332,000 has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,621,000 in capital expenditures, which includes replacement of pipes and mains, maintaining water systems, and installing PFAS treatment. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 increased by approximately $2,500 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings and repayments on our lines of credit of $125,500, offset by (2) a decrease in net borrowings and repayments on long-term debt of $85,000, and (3) a decrease in net proceeds from our common stock equity offerings of $34,000.

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
A summary of the line of credit agreements as of March 31, 2024 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion

Syndicated credit agreement:	August 2, 2028
SJW Group		$50,000	10,000	40,000
SJWC		140,000	99,000	41,000
CTWS		90,000	50,000	40,000
TWC		20,000	3,000	17,000
Total syndicated credit agreement		300,000	162,000	138,000
CTWS credit agreement	August 2, 2028	10,000	8,748	1,252
CTWS credit agreement	May 15, 2025	40,000	40,000	—
		$350,000	210,748	139,252
For the three months ended March 31, 2024, cost of borrowing on the lines of credit averaged 6.54% compared to 5.74% in the same period in 2023.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of March 31, 2024, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
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
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of March 31, 2024, SJW Group and its subsidiaries were in compliance with all covenants in their long-term debt agreements.
Equity Financing Arrangements
On March 1, 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (each a “Sales Agent” and, collectively, the “Sales Agents”), pursuant to which SJW Group increased the aggregate gross sales price of shares of SJW Group’s common stock, $0.001 par value per share, that may be sold under the Equity Distribution Agreement from $100,000 to $240,000. For the three months ended March 31, 2024, SJW Group issued and sold a total of 126,025 shares of common stock with a weighted average price of $57.13 per share and received $7,006 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 2,130,682 shares of common stock with a weighted average price of $72.60 for a total net proceeds of $151,004 and has $85,309 remaining to issue from the sale of shares as of March 31, 2024 under the Equity Distribution Agreement.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2024 and 2023 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. SJW Group, CTWS and CWC were put on negative watch on September 19, 2023. Standard & Poor’s noted the change in outlook is due to recent regulatory and legislative developments in Connecticut that are not consistent with Standard & Poor’s view of the regulatory framework for investor owned utilities.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2023 and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2023.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On April 24, 2024, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.40 per share of common stock. The dividend will be paid on June 3, 2024, to stockholders of record as of the close of business on May 6, 2024.
Insider Trading Arrangements:
In the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Information Web Sites
SJW Group posts information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com, and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

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

SJW GROUP

Date:	April 26, 2024	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer (Principal financial officer)