Form 10-Q
period 2024-06-30
SJW GROUP
filed 2024-07-25
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
As of July 22, 2024, there were 32,711,600 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.
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
The risks, uncertainties and other factors may cause the actual results, performance or achievements of SJW Group to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Results for a quarter are not indicative of results for a full year due to seasonality and other factors. In addition, actual results, performance or achievements to materially differ are described in our filings with the SEC, including our most recent reports on Form 10-K, Form 10-Q and Form 8-K. Forward-looking statements are not guarantees of performance, and speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating revenue	$176,174	156,886	$325,556	294,182
Operating expense:
Production Expenses:
Purchased water	38,129	32,592	64,321	55,010
Power	2,737	2,379	5,164	4,578
Groundwater extraction charges	17,552	14,994	29,678	25,353
Other production expenses	12,052	11,921	23,101	23,964
Total production expenses	70,470	61,886	122,264	108,905
Administrative and general	20,468	23,527	46,256	47,871
Maintenance	7,881	6,298	14,568	12,356
Property taxes and other non-income taxes	8,419	7,896	17,249	16,297
Depreciation and amortization	28,366	26,121	56,736	52,417
Total operating expense	135,604	125,728	257,073	237,846
Operating income	40,570	31,158	68,483	56,336
Other (expense) income:
Interest on long-term debt and other interest expense	(18,294)	(16,397)	(35,878)	(32,169)
Pension non-service credit (cost)	939	(102)	1,889	(166)
Other, net	1,205	2,115	3,856	5,381
Income before income taxes	24,420	16,774	38,350	29,382
Provision for income taxes	3,724	(1,512)	5,955	(434)
Net income	20,696	18,286	32,395	29,816
Other comprehensive income (loss), net	—	9	(442)	102
Comprehensive income	$20,696	18,295	$31,953	29,918

Earnings per share
Basic	$0.64	0.58	$1.00	0.96
Diluted	$0.64	0.58	$1.00	0.95
Dividends per share	$0.40	0.38	$0.80	0.76
Weighted average shares outstanding
Basic	32,397,501	31,499,068	32,237,115	31,219,324
Diluted	32,460,894	31,594,494	32,302,741	31,319,248

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Utility plant:
Land	$41,415	41,415
Depreciable plant and equipment	4,077,009	3,967,911
Construction work in progress	159,084	106,980
Intangible assets	35,986	35,946
Total utility plant	4,313,494	4,152,252
Less accumulated depreciation and amortization	1,030,065	981,598
Net utility plant	3,283,429	3,170,654

Nonutility properties and real estate investments	13,376	13,350
Less accumulated depreciation and amortization	96	194
Net nonutility properties and real estate investments	13,280	13,156

Current assets:
Cash and cash equivalents	22,804	9,723
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $802 and $6,551 on June 30, 2024 and December 31, 2023, respectively	70,238	67,870
Income tax	—	5,187
Other	5,584	3,684
Accrued unbilled utility revenue	57,822	49,543
Assets held for sale	—	40,850
Prepaid expenses	9,856	11,110
Current regulatory assets	1,057	4,276
Other current assets	5,818	6,146
Total current assets	173,179	198,389
Other assets:
Regulatory assets, less current portion	238,963	235,910
Investments	17,368	16,411
Postretirement benefit plans	36,816	33,794
Other intangible asset	28,386	28,386
Goodwill	640,311	640,311
Other	7,695	8,056
Total other assets	969,539	962,868
Total assets	$4,439,427	4,345,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 32,668,904 on June 30, 2024 and 32,023,004 on December 31, 2023	$33	32
Additional paid-in capital	771,189	736,191
Retained earnings	502,037	495,383
Accumulated other comprehensive income	1,349	1,791
Total stockholders’ equity	1,274,608	1,233,397
Long-term debt, less current portion	1,549,587	1,526,699
Total capitalization	2,824,195	2,760,096

Current liabilities:
Lines of credit	217,495	171,500
Current portion of long-term debt	9,023	48,975
Accrued groundwater extraction charges, purchased water and power	32,581	24,479
Accounts payable	37,932	46,121
Accrued interest	15,582	15,816
Accrued payroll	10,683	12,229
Income tax payable	2,059	—
Current regulatory liabilities	1,930	3,059
Other current liabilities	22,848	20,795
Total current liabilities	350,133	342,974

Deferred income taxes	240,903	238,528
Advances for construction	144,087	146,582
Contributions in aid of construction	333,611	326,451
Postretirement benefit plans	47,516	46,836
Regulatory liabilities, less current portion	475,293	461,108
Other noncurrent liabilities	23,689	22,492
Commitments and contingencies
Total capitalization and liabilities	$4,439,427	4,345,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2023	32,023,004	$32	736,191	495,383	1,791	1,233,397
Net income	—	—	—	11,699	—	11,699
Unrealized loss on investment, net of tax of $163	—	—	—	—	(442)	(442)
Stock-based compensation	—	—	1,538	(9)	—	1,529
Issuance of restricted and deferred stock units	30,432	—	(1,215)	—	—	(1,215)
Employee stock purchase plan	21,755	—	1,101	—	—	1,101
Common stock issuance, net of costs	126,025	—	7,006	—	—	7,006
Dividends paid ($0.40 per share)	—	—	—	(12,824)	—	(12,824)
Balances, March 31, 2024	32,201,216	$32	744,621	494,249	1,349	1,240,251
Net income	—	—	—	20,696	—	20,696
Stock-based compensation	—	—	1,275	(8)		1,267
Issuance of restricted and deferred stock units	9,083	—	(2)	—	—	(2)
Common stock issuance, net of costs	458,605	1	25,295	—	—	25,296
Dividends paid ($0.40 per share)	—	—	—	(12,900)	—	(12,900)
Balances, June 30, 2024	32,668,904	$33	771,189	502,037	1,349	1,274,608

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2022	30,801,912	$31	651,004	458,356	1,477	1,110,868
Net income	—	—	—	11,530	—	11,530
Unrealized gain on investment, net of taxes of $0	—	—	—	—	93	93
Stock-based compensation	—	—	1,199	(22)	—	1,177
Issuance of restricted and deferred stock units	38,776	—	(1,538)	—	—	(1,538)
Employee stock purchase plan	16,410	—	1,080	—	—	1,080
Common stock issuance, net of costs	570,026	—	40,997	—	—	40,997
Dividends paid ($0.38 per share)	—	—	—	(11,722)	—	(11,722)
Balances, March 31, 2023	31,427,124	$31	692,742	458,142	1,570	1,152,485
Net income	—	—	—	18,286	—	18,286
Unrealized gain on investment, net of taxes of $(37)	—	—	—	—	8	8
Stock-based compensation	—	—	1,139	(17)		1,122
Issuance of restricted and deferred stock units	13,429	—	(20)	—	—	(20)
Common stock issuance, net of costs	290,477	1	22,781	—	—	22,782
Dividends paid ($0.38 per share)	—	—	—	(11,947)	—	(11,947)
Balances, June 30, 2023	31,731,030	$32	716,642	464,464	1,578	1,182,716

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2024	2023
Operating activities:
Net income	$32,395	29,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,847	53,510
Deferred income taxes	1,278	8,706
Stock-based compensation	2,813	2,338
Allowance for equity funds used during construction	(1,145)	(1,111)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(9,746)	(3,687)
Accounts payable and other current liabilities	(1,952)	(107)
Accrued groundwater extraction charges, purchased water and power	8,102	3,300
Tax receivable and payable, and other accrued taxes	3,617	(3,367)
Postretirement benefits	(1,080)	(628)
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences, and postretirement benefits	8,621	12,142
Other changes, net	(218)	(3,548)
Net cash provided by operating activities	100,532	97,364
Investing activities:
Additions to utility plant:
Company-funded	(158,368)	(115,749)
Contributions in aid of construction	(11,779)	(9,287)
Cost to retire utility plant, net of salvage	(1,434)	(468)
Proceeds from sale of real estate investments	40,628	—
Other changes, net	(29)	125
Net cash used in investing activities	(130,982)	(125,379)
Financing activities:
Borrowings on line of credit	151,668	39,828
Repayments on line of credit	(106,556)	(116,095)
Long-term borrowings	25,000	70,000
Repayments of long-term borrowings	(41,488)	(1,560)
Issuance of common stock, net of issuance costs	32,302	63,779
Dividends paid	(25,724)	(23,669)
Receipts of advances and contributions in aid of construction	10,054	11,047
Refunds of advances for construction	(1,341)	(1,341)
Other changes, net	(384)	(844)
Net cash provided by financing activities	43,531	41,145
Net change in cash and cash equivalents	13,081	13,130
Cash and cash equivalents, beginning of period	9,723	12,344
Cash and cash equivalents, end of period	$22,804	25,474
Cash paid during the period for:
Interest	$38,100	31,656
Income taxes	$702	655
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$29,125	27,580
Utility property installed by developers	$748	938
Proceeds receivable from sale of real estate investments	$2,801	—
Accrued selling expenses on sale of real estate investments	$2,386	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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
SJW Group’s revenue components are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$173,106	159,724	$323,114	295,560
Alternative revenue programs, net	1,314	(2,204)	(523)	(3,595)
Other balancing and memorandum accounts and regulatory mechanisms, net	977	(2,050)	413	(646)
Rental income	777	1,416	2,552	2,863
	$176,174	156,886	$325,556	294,182
Nonutility Properties and Real Estate Investments
The major components of real estate investments and nonutility properties as of June 30, 2024 and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Land	$4,134	4,137
Wholesale water supply assets	8,465	8,465
Buildings and improvements	777	748
Subtotal	13,376	13,350
Less: accumulated depreciation and amortization	96	194
Total	$13,280	13,156
In March 2023, SJW Land Company entered into a broker agreement to sell its warehouse, office building, and land property located in Knoxville, Tennessee. The company reclassified the Tennessee properties from held-and-used to held-for-sale at March 31, 2023. The company recorded the Tennessee properties at the lower of their carrying value or estimated fair value less

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

cost to sell, and also stopped recording depreciation on assets held for sale. SJW Group's broker provided the estimated fair value of the Tennessee properties.
In April 2024, SJW Land Company completed the sale of a warehouse building of the Tennessee properties for $27,000. The pre-tax gain on the sale was $6,918. In June 2024, SJW Land Company completed the sale of an office building, land, and parking lot of the Tennessee properties for $17,000. The pre-tax loss on the sale was $7,827. The net pre-tax loss associated with these transactions for the three and six months ended June 30, 2024 was $909 and is included in the “Other, net” line on the condensed consolidated statements of comprehensive income. A portion of the proceeds from these sales totaling $2,801 is being held in escrow pending completion of certain post-closing obligations. As a result of these two transactions, the sale of the Tennessee properties is complete and the company does not have any other assets held for sale.
The sale of the Tennessee properties does not represent a strategic shift that has or will have a major effect on SJW Group; therefore, the sale does not qualify for treatment as a discontinued operation.
The Tennessee properties are included in SJW Group’s “Real Estate Services” reportable segment in Note 9, “Segment and Non-Tariffed Business Reporting”. The following represents the major components of the Tennessee properties that were recorded in assets held-for-sale on the condensed consolidated balance sheets as of December 31, 2023:

December 31, 2023
Land	$13,170
Buildings and improvements	44,950
Subtotal	58,120
Less: accumulated depreciation and amortization	17,270
Total	$40,850
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2024, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2024 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and six months ended June 30, 2024. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was $1,335,706 and $1,394,412 as of June 30, 2024 and December 31, 2023, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at June 30, 2024 and December 31, 2023, $1,319,532 and $1,378,683, respectively, would be categorized as Level 2 in the fair value hierarchy and $16,174 and $15,729, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,639 and $2,833 as of June 30, 2024 and December 31, 2023, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under SJW Group’s employee stock purchase plans. For the three months ended June 30, 2024 and 2023, 6,567 and 1,843 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively. For the six months ended June 30, 2024 and 2023, 9,394 and 10,698 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

Accounts Receivable
During the second quarter of 2024, SJW Group recorded a reduction to its allowance for credit losses of $7,822, of which $3,960 resulted in a reduction to regulatory assets and $3,862 was recorded through administrative and general expense ($2,782 net of tax or $0.09 per diluted share).
New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of June 30, 2024 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-07 “Improvements to Reportable Segment Disclosures”	The ASU requires disclosure of significant segment expenses, extends certain annual disclosures to interim periods, and additional qualitative disclosures regarding the chief operating decision maker.	The ASU is effective for SJW Group beginning with its annual financial statements for the year ending December 31, 2024. Early adoption is permitted.	Retrospective	SJW Group is currently evaluating the requirements of ASU 2023-07.
ASU 2023-09 “Improvements to Income Tax Disclosures”
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
		The ASU is effective for SJW Group beginning with its annual financial statements for the year ending December 31, 2025. Early adoption is permitted.	Prospective, with retrospective application also permitted.	SJW Group is currently evaluating the requirements of ASU 2023-09.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Regulatory assets:
Income tax temporary differences (a)	$161,351	157,669
Unrecognized pensions and other postretirement benefits (b)	24,593	24,593
Business combinations debt premium (c)	13,584	14,855
Employee benefit costs (d)	6,407	9,815
Monterey Water Revenue Adjustment Mechanism (“MWRAM”) (e)	11,450	9,361
Customer Assistance Program (“CAP”) balancing account (f)	6,179	5,457
Catastrophic event memorandum accounts (“CEMA”) (g)	962	4,819
2022 general rate case interim memorandum account (h)	3,312	4,571
Water supply costs (i)	—	583
Other (j)	12,182	8,463
Total regulatory assets	240,020	240,186
Less: current regulatory assets (k)	1,057	4,276
Total regulatory assets, less current portion	$238,963	235,910
Regulatory liabilities:
Cost of removal (l)	354,148	346,418
Future income tax benefits due to customers (m)	87,104	88,610
Unrecognized pensions and other postretirement benefits (b)	20,408	20,196
Revenue adjustment mechanisms (n)	6,104	5,536
Water supply costs (i)	6,105	—
Other (o)	3,354	3,407
Total regulatory liabilities	477,223	464,167
Less: current regulatory liabilities (p)	1,930	3,059
Total regulatory liabilities, less current portion	$475,293	461,108
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
(f)Represents costs associated with SJWC’s CAP.
(g)The California Public Utilities Commission (“CPUC”) has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. At December 31, 2023, balance primarily relates to increased bad debt expenses associated with SJWC’s response to COVID-19.
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
(j)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations, tank painting, well reconditioning and rate case expenses.
(k)As of June 30, 2024, primarily relates to the current portion of CWC’s deferred well redevelopment and rate case costs. As of December 31, 2023, primarily relates to the current portion of MWRAM.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

(l)Represents amounts collected in rates from customers for estimated costs to retire assets at the end of their expected useful lives before the costs are incurred.
(m)On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the "Tax Act”) was signed into law. The Tax Act included a reduction in the federal income tax rate from 35% to 21%. The rate reduction was effective on January 1, 2018 and resulted in a regulatory liability for the excess deferred income taxes. The benefit of amortization of excess deferred income taxes flows back to the customers under current normalization rules and agreed upon methods with the commissions.
(n)Consists of Water Rate Adjustment mechanism (“WRA”) and Water Conservation Memorandum Account (“ WCMA”), which are described in the following section.
(o)Other includes other balancing and memorandum accounts, other regulatory mechanisms and accrued tank painting costs.
(p)As of June 30, 2024 and December 31, 2023, primarily relates to the current portion of WRA.
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and revenue authorized by the CPUC to offset those expense changes. SJWC has been authorized for the use of the Full Cost Balancing Account to track the water supply costs and energy consumption. The MWRAM balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
SJWC also maintains memorandum accounts to track impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions, both mandatory and voluntary. SJWC records the lost revenue captured in the WCMA balancing accounts. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. Mandatory water conservation requirements from Santa Clara Valley Water District (“Valley Water”) ended on April 11, 2023, which also ended SJWC’s Mandatory Conservation Plan, that included drought allocations and surcharges. On October 2, 2023, the CPUC approved the continuation of WCMA and Water Conservation Expense Memorandum Account under the voluntary call for conservation effective April 20, 2023. All balancing accounts and memorandum accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.
CWC has been authorized by the Connecticut Public Utilities Regulatory Authority (“PURA”) to utilize a WRA, a decoupling mechanism, to mitigate risk associated with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or sur-credit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings.
As of June 30, 2024 and December 31, 2023, SJW Group’s regulatory assets not earning a return primarily included unrecognized pensions and other postretirement benefits and business combination debt premiums. The total amount of regulatory assets not earning a return at June 30, 2024 and December 31, 2023, either by interest on the regulatory asset or as a component of rate base at the allowed rate of return, was $41,960 and $43,141, respectively.

Note 3.Capitalization
In March 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. For the three and six months ended June 30, 2024, SJW Group issued and sold a total of 458,605 and 584,630 shares of common stock, respectively, at a weighted average price of $56.13 and $56.35 per share, respectively, and received $25,296 and $32,302 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 2,589,287 shares of common stock at a weighted average price of $69.68 for a total net proceeds of $176,299 and has $59,567 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement.

Note 4.Lines of Credit and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

Lines of Credit
The weighted average interest rate on short-term borrowings outstanding at June 30, 2024, was 6.45% compared to 6.48% at December 31, 2023.
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

Note 5.Income Taxes
For the three and six months ended June 30, 2024, income tax expense was $3,724 and 5,955, respectively. Income tax benefit for the three and six months ended June 30, 2023 was $1,512 and $434, respectively. The effective consolidated income tax rates were 15% and (9)% for the three months ended June 30, 2024 and 2023, respectively, and 16% and (1)% for the six months ended June 30, 2024 and 2023, respectively. The higher effective tax rate for the three and six months ended June 30, 2024 was primarily due to the partial release of an uncertain tax position reserve in the second quarter of 2023 and other discrete tax items.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $4,630 and $4,511 as of June 30, 2024 and December 31, 2023, respectively. SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of a lapse of the statute of limitations.

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
June 30, 2024
(in thousands, except share and per share data)

The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and six months ended June 30, 2024 and 2023 are as follows:

	Pension Benefits		Other Benefits
	Three months ended June 30,
	2024	2023	2024	2023
Service cost	$1,666	1,892	$166	160
Interest cost	3,613	3,557	295	317
Expected return on assets	(4,463)	(4,069)	(267)	(217)
Amortization of actuarial (gain) loss	(18)	554	(161)	(88)
Amortization of prior service cost	4	4	—	—
Total	$802	1,938	$33	172

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2024	2023	2024	2023
Service cost	$3,331	3,784	$332	320
Interest cost	7,226	7,115	591	634
Expected return on assets	(8,926)	(8,138)	(534)	(434)
Amortization of actuarial (gain) loss	(35)	1,108	(322)	(176)
Amortization of prior service cost	7	7	—	—
Total	$1,603	3,876	$67	344
In 2024, SJW Group expects to make required and discretionary cash contributions of up to $4,515 to the pension plans and other postretirement benefits. For the three and six months ended June 30, 2024, SJW Group has made $2,258 of contributions to such plans.

Note 8.Equity Plans
SJW Group’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under SJW Group’s employee stock purchase plan (“ESPP”). As of June 30, 2024, 192,750 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 1,034,642 shares are available for award issuances under the long-term incentive plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Compensation costs charged to income:
ESPP	$—	—	$195	191
Restricted stock and deferred restricted stock	1,275	1,139	2,618	2,147
Total compensation costs charged to income	$1,275	1,139	$2,813	2,338
ESPP proceeds	$—	—	$1,101	1,080

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

Restricted Stock and Deferred Restricted Stock
For the three months ended June 30, 2024 and 2023, SJW Group granted 24,692 and 9,610, respectively, one year and three year service-based restricted stock awards with a weighted average grant date fair value per unit of $50.04 and $75.28, respectively. For the six months ended June 30, 2024 and 2023, SJW Group granted 64,482 and 37,342, respectively, one year and three year service-based restricted stock awards with a weighted average grant date fair value per unit of $58.39 and $77.21, respectively.
For the three months ended June 30, 2024, SJW Group granted 356 target units of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $52.90 and no performance-based or market-based restricted stock awards were granted in the same period in 2023. For the six months ended June 30, 2024 and 2023, SJW Group granted 45,763 and 31,345 target units, respectively, of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $55.60 and $80.05, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of June 30, 2024, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $7,555. This cost is expected to be recognized over a weighted average period of 2.04 years.
Employee Stock Purchase Plan
SJW Group’s recorded expenses for its ESPP were $106 and $203 for the three and six months ended June 30, 2024, respectively, and $106 and $196 for the three and six months ended June 30, 2023, respectively. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2024, for the ESPP is approximately $35. This cost is expected to be recognized during the third quarter of 2024.

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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

	For Three Months Ended June 30, 2024
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$172,046	3,351	777	—	172,046	4,128	176,174
Operating expense	132,249	2,379	460	516	132,249	3,355	135,604
Operating income (loss)	39,797	972	317	(516)	39,797	773	40,570
Net income (loss)	23,956	498	(200)	(3,558)	23,956	(3,260)	20,696
Depreciation and amortization	28,057	85	1	223	28,057	309	28,366
Interest on long-term debt and other interest expense	12,037	224	—	6,033	12,037	6,257	18,294
Provision (benefit) for income taxes	$5,325	301	(68)	(1,834)	5,325	(1,601)	3,724

	For Three Months Ended June 30, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$152,525	2,945	1,416	—	152,525	4,361	156,886
Operating expense	122,678	1,789	661	600	122,678	3,050	125,728
Operating income (loss)	29,847	1,156	755	(600)	29,847	1,311	31,158
Net income (loss)	20,510	596	544	(3,364)	20,510	(2,224)	18,286
Depreciation and amortization	25,811	85	1	224	25,811	310	26,121
Interest on long-term debt and other interest expense	10,846	—	—	5,551	10,846	5,551	16,397
Provision (benefit) for income taxes	$102	320	243	(2,177)	102	(1,614)	(1,512)

	For Six Months Ended June 30, 2024
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$316,961	6,043	2,552	—	316,961	8,595	325,556
Operating expense	250,030	3,989	1,186	1,868	250,030	7,043	257,073
Operating income (loss)	66,931	2,054	1,366	(1,868)	66,931	1,552	68,483
Net income (loss)	38,556	1,230	583	(7,974)	38,556	(6,161)	32,395
Depreciation and amortization	56,118	170	2	446	56,118	618	56,736
Interest on long-term debt and other interest expense	23,579	445	—	11,854	23,579	12,299	35,878
Provision (benefit) for income taxes	$9,021	619	198	(3,883)	9,021	(3,066)	5,955

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

	For Six Months Ended June 30, 2023
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$285,797	5,522	2,863	—	285,797	8,385	294,182
Operating expense	231,545	3,203	1,560	1,538	231,545	6,301	237,846
Operating income (loss)	54,252	2,319	1,303	(1,538)	54,252	2,084	56,336
Net income (loss)	33,732	1,214	969	(6,099)	33,732	(3,916)	29,816
Depreciation and amortization	51,497	169	304	447	51,497	920	52,417
Interest on long-term debt and other interest expense	21,393	—	—	10,776	21,393	10,776	32,169
Provision (benefit) for income taxes	$2,826	643	385	(4,288)	2,826	(3,260)	(434)
____________________
(1)    The “All Other” category for the three and six months ended June 30, 2024 and 2023, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis.

SJW Group’s assets by segment are as follows:

	June 30, 2024	December 31, 2023
Water Utility Services:
Regulated	$4,321,187	4,199,172
Non-tariffed	43,032	43,532
Total water utility services	4,364,219	4,242,704
Real Estate Services	20,742	44,222
All Other	54,466	58,141
Total assets	$4,439,427	4,345,067

Regulated	$4,321,187	4,199,172
Non-tariffed	118,240	145,895
Total assets	$4,439,427	4,345,067

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
KT Water Development
The purchase price of KT Water Development was $7,338, all of which was cash, and was determined in accordance with a fair market value process defined under the Texas Water Code. The transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805—“Business Combinations.” The transaction consideration was allocated to utility plant. The final purchase price allocation was completed during the quarter ended March 31, 2024, with no change from the preliminary purchase price allocation. Transaction costs were not material. The results of KT Water Development are included in SJW Group’s consolidated statements of comprehensive income since the acquisition date

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2024
(in thousands, except share and per share data)

and were not material. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.
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

General:
SJW Group is a holding company whose primary business involves ownership of public utilities that provide water and wastewater services, including the production, purchase, storage, purification, distribution, wholesale and retail sale of water. The water utility business of SJW Group is conducted through four wholly owned subsidiaries: San Jose Water Company (“SJWC”), Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”) and SJWTX, Inc. doing business as Texas Water Company (“TWC”). These subsidiaries provide water service to approximately 403,000 connections and wastewater service to approximately 4,000 connections and serve a combined population of over 1.5 million people in California, Connecticut, Maine and Texas. Water utility services provided by these businesses are subject to regulation by the applicable state public utility commissions. These subsidiaries also engage in non-tariffed operations that are not subject to public utility commission regulation, including contract water and sewer operations, maintenance agreements, and antenna site leases. Collectively, these water utility and utility-related services form our “Water Utility Services” segment.
SJW Group’s second segment, “Real Estate Services,” consists of property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., which own undeveloped land and operate commercial buildings in California and Connecticut. In the second quarter of 2024, SJW Land Company completed the sale of its Tennessee properties.

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

Please also see Note 10 of “Notes to Condensed Consolidated Financial Statements” for SJW Group’s recent acquisition activities.
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. SJW Land Company owns undeveloped land in California. At the end of the second quarter of 2024, all of Tennessee properties have been sold. Chester Realty, Inc. owns and operates land and commercial buildings in Connecticut. SJW Land Company and Chester Realty, Inc. manage their acquired income-producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties.

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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2023. Our significant accounting policies are described in the notes to the 2023 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical or significant accounting policies during the three and six months ended June 30, 2024.

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
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2024 was $20,696, an increase of $2,410, or approximately 13%, from $18,286 for the same period in 2023. SJW Group’s consolidated net income for the six months ended June 30, 2024 was $32,395, an increase of $2,579, or approximately 9%, from $29,816 for the same period in 2023. The increase in net income in both periods was primarily driven by rate increases in California, increases in Texas from customer growth, and an increase from higher customer usage driven primarily by weather conditions and the end of California mandatory water conservation requirements in April 2023. These factors were offset by higher water production expenses, increased depreciation and amortization for new utility plant placed in service, and higher interest and income tax expense.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Water Utility Services	$175,397	155,470	$323,004	291,319
Real Estate Services	777	1,416	2,552	2,863
Total operating revenue	$176,174	156,886	$325,556	294,182

The change in consolidated operating revenues was due to the following factors:

	Increase/(decrease) in Operating Revenues
	Three months ended June 30, 2024 vs. 2023		Six months ended June 30, 2024 vs. 2023
Water Utility Services:
Consumption changes	$3,816	2%	$5,613	2%
Increase in customers	839	1%	1,630	1%
Rate increases	13,030	7%	22,990	8%
Regulatory mechanisms	2,242	2%	1,452	—%
Real Estate Services	(639)	—%	(311)	—%
Total change in operating revenue	$19,288	12%	$31,374	11%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Water Utility Services	$134,628	124,467	$254,019	234,748
Real Estate Services	460	661	1,186	1,560
All Other	516	600	1,868	1,538
Total operating expense	$135,604	125,728	$257,073	237,846
The change in consolidated operating expense was due to the following factors:

	Increase/(decrease) in Operating Expense
	Three months ended June 30, 2024 vs. 2023		Six months ended June 30, 2024 vs. 2023
Water production expenses:
Change in surface water use	$3,013	2%	$4,625	2%
Change in usage and new customers	2,244	2%	4,575	2%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	6,661	5%	8,262	4%
Balancing and memorandum accounts cost recovery	(3,334)	(2)%	(4,103)	(2)%
Total water production expenses	8,584	7%	13,359	6%
Administrative and general	(3,059)	(2)%	(1,615)	(1)%
Maintenance	1,583	1%	2,212	1%
Property taxes and other non-income taxes	523	—%	952	—%
Depreciation and amortization	2,245	2%	4,319	2%
Total change in operating expense	$9,876	8%	$19,227	8%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in availability of water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater charges and purchased power are tracked in SJWC’s Full Cost Balancing Account authorized by the CPUC.

For the six months ended June 30, 2024, water conditions remained positive across the State of California. As a result, the California Department of Water Resources (“DWR”) announced an increase in the State Water Project allocation from 15% to 30% of contract amount during the first quarter of 2024 and the U.S Bureau of Reclamation announced an increase in the Central Valley Project allocation from 65% to 75% during the same period. The DWR further announced an increase in the State Water Project allocation from 30% to 40% of contract amount during the second quarter of 2024 while the U.S Bureau of Reclamation’s Central Valley Project allocation remained at 75% during the same period. On July 1, 2024, Valley Water’s 10 reservoirs were 34% of capacity, or 91% of restricted capacity, with 18.6 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 142% of the five-year average. The groundwater level in the Santa Clara Plain is approximately four feet lower than June 2023. According to Valley Water, the projected total groundwater storage at the end of 2024 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of June 30, 2024, SJWC’s Lake Elsman was 98.1% of capacity with 2.0 billion gallons of water, approximately 173.8% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 49.98 inches for the period from July 1, 2023 through June 30, 2024, which is 106.3% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 2.2 billion gallons of water for the six months ended June 30, 2024, which is 140% of the five-year average. SJWC’s Saratoga Water Treatment Plant remains offline until the next rain season (November to March). SJWC believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2024.
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
Development of the KT Water System continues with eight wells and the associated water rights. These wells have been projected to yield an additional 6,000 acre-feet per year or more. Our staff is currently working on acquiring easements and routing of the waterline and infrastructure needed to move this water into our Triple Peak water system to serve existing customers and planned new developments.
The Texas service area is currently experiencing drought conditions; current day activities include a stoppage of bulk hauling and enacting Stage 4 drought restrictions halting all outdoor watering in July. These water usage restrictions will likely impact revenue in 2024. TWC began a water supply study to update its Drought Management Plan submitted previously to the Texas Commission of Environmental Quality. Based on draft results, future capital investment of transmission main and storage is planned with TWC working to further develop supply sources to meet customer demands.
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040.
The following table presents the change in sources of water supply, in billion gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2024	2023			2024	2023
	(billion gallons)				(billion gallons)
Purchased water	4.4	5.3	(0.9)	(7)%	6.5	8.7	(2.2)	(10)%
Groundwater	4.9	3.2	1.7	14%	8.8	5.2	3.6	17%
Surface water	3.1	3.6	(0.5)	(4)%	6.1	6.9	(0.8)	(4)%
Reclaimed water	0.2	0.2	—	—%	0.2	0.2	—	—%
	12.6	12.3	0.3	3%	21.6	21.0	0.6	3%
The changes in the source of supply mix were consistent with the changes in the water production expenses.

SJWC’s unaccounted-for water on a 12-month-to-date basis for June 30, 2024 and 2023 approximated 7.4% and 10.1%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
Connecticut Water Service, Inc. (“CTWS”)’s unaccounted-for water on a 12-month-to-date basis for June 30, 2024 and 2023 approximated 13.6% and 13.8%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses of $8,584 for the three months ended June 30, 2024, compared to the same period in 2023, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, and other production expenses, and increases in customer usage, offset by decreases resulting from other production costs and regulatory adjustments for SJWC’s Full Cost Balancing Account.
The change in water production expenses of $13,359 for the six months ended June 30, 2024, compared to the same period in 2023, was primarily attributable to increases in average per unit costs for purchased water, groundwater extraction, and other production expenses, customer usage, and increases resulting from other production costs and regulatory adjustments.
Effective July 1, 2023, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%. SJWC was notified by Valley Water that the unit price of purchased water and the groundwater extraction charge was increased 12% and 13%, respectively, effective July 1, 2024.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $1,292 for the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to increases in depreciation related to new utility plant additions, adjustments to certain regulatory assets as a result of the final decision in the CWC rate case, and security expenses, offset by decreases in administrative and general expenses primarily from decreases in the allowance for credit losses of $5,009 and higher allocations to construction activities, offset by inflationary increases.
Operating expenses, excluding water production expenses, increased $5,868 for the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily attributable to increases in depreciation and amortization for new utility plant placed in service, adjustments to certain regulatory assets as a result of the final decision in the CWC rate case, security expenses, and compensation costs offset by decreases in administrative and general expenses primarily from decreases in the allowance for credit losses of $6,261 and higher allocations to construction activities, offset by inflationary increases. The higher allocations and inflationary increases are expected to impact the remainder of 2024.
Other (Expense) Income
For the three months ended June 30, 2024, compared to the same period in 2023, the change in other (expense) income was primarily due to an increase in interest expense due to an increase in higher average balances and interest rates on lines of credit borrowings and a $909 loss on sale of real estate investments.
For the six months ended June 30, 2024, compared to the same period in 2023, the change in other (expense) income was primarily due to an increase in interest expense due to higher average balances and interest rates, decreases in pension non-service cost, decreases in gains from real estate sale transactions of $1,473, and increases from changes in the Rabbi Trust and life insurance policy values.
Provision for Income Taxes
For the three and six months ended June 30, 2024, compared to the same period in 2023, income tax expense increased $5,236 and $6,389, respectively. The increase in income tax expense for the three and six months ended June 30, 2024 was primarily due to the higher pre-tax income in 2024 and partial release of an uncertain tax position reserve in the second quarter of 2023. The effective consolidated income tax rates were 15% and (9)% for the three months ended June 30, 2024 and 2023, respectively, and 16% and (1)% for the six months ended June 30, 2024 and 2023, respectively. The higher effective tax rate for the three and six months ended June 30, 2024, was primarily due to the partial release of an uncertain tax position reserve in the second quarter of 2023 and other discrete tax items.
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
SJWC filed Advice Letter No. 605 on November 21, 2023, to increase the authorized revenue requirement by $21,270, or 4.16%, for the attrition year increase in accordance with the 2022 GRC Decision and the adjusted Rate of Return approved in Advice Letter No. 601. Advice Letter No. 605 was approved with an effective date of January 1, 2024.
On December 15, 2023, SJWC, along with three other California water utilities, filed a joint request for one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2024. Postponing the filing a year alleviates administrative processing costs on the utilities as well as the CPUC staff, and provides relief for both CPUC and utility resources already strained by numerous other proceedings. The request is conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities’ cost of capital during the one-year deferment based on the mechanism. The request was approved on February 2, 2024.
On January 2, 2024, SJWC filed General Rate Case Application No. 24-01-001 with the CPUC to increase rates charged for water service by $55,196 or 11.11% in 2025, by $22,041 or 3.99% in 2026, and by $25,809 or 4.49% in 2027. The application proposed a $540,000 three-year capital budget and includes requests to recover $23,462 from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and new rates, if approved, are expected to be effective January 1, 2025. On June 14, 2024, SJWC notified the CPUC that it had reached an all-party settlement agreement in principle with the Public Advocates Office and Water Rate Advocates for Transparency, Equity and Sustainability, also known as WRATES, in its 2025 through 2027 general rate case application on all but two policy issues that will be litigated. Per the procedural ruling, the formal settlement motion and agreement will be submitted by August 19, 2024. Briefs on the two policy issues will also be submitted by August 19, 2024. A decision on the GRC and/or the settlement agreement is expected by the CPUC in the fourth quarter of 2024.
SJWC filed Advice Letter No. 609 on May 16, 2024, to increase the authorized revenue requirement by $28,275, or 5.3%, to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2024. Advice Letter No. 609 was approved with an effective date of July 1, 2024.
SJWC filed Advice Letter No. 610/610A on May 23, 2024, to increase the authorized revenue requirement by $768, or 0.14%, to recover revenue related the plant additions for the Advanced Metering Infrastructure project. Advice Letter No. 610/610A was approved with an effective date of July 1, 2024.
Connecticut Regulatory Affairs
On October 3, 2023, CWC filed an application with PURA to adjust customer rates. The proposal requested an increase in annual revenues of approximately $21,400, or 18.1%, over current authorized revenues. On June 28, 2024, PURA issued a final decision authorizing an increase in annual revenues of $6,455, or 5.5%, with the ability to earn additional revenue of $1,116 through the annual Water Revenue Adjustment (“WRA”) filing for achievement of certain performance metrics. In addition, the decision authorized a return on equity of 9.3% on a capital structure comprised of 53% equity and 47% long term debt. New rates became effective on July 1, 2024.
On November 14, 2023, CWC submitted an application to PURA for the approval to issue unsecured notes in the amount of $25,000. A decision from PURA approving the application was received on January 10, 2024.
On February 26, 2024, CWC filed its 2023 Water Infrastructure Conservation Adjustment (“WICA”) reconciliation with PURA. The reconciliation, approved by PURA on March 27, 2024 and effective for 12 months beginning April 1, 2024, replaced the expiring 2022 reconciliation credit of 0.16% with a credit of 0.13%. The cumulative WICA surcharge as of April 1, 2024 is 7.41%, collecting $7,835 on an annual basis. Based on the general rate case decision, as of July 1, 2024, the base

WICA surcharge will be reset to zero; however, the credit of 0.13% for 2023 reconciliation will continue to apply into 2025.
On February 28, 2024, CWC filed its 2023 WRA. The mechanism reconciles 2023 revenues as authorized in the CWC’s most recent rate case. The 2023 WRA, as approved by PURA on March 11, 2024 and effective for 12 months beginning on April 1, 2024, imposed a 2.11% sur-credit on customer bills to refund the 2022 revenues over-collection.
On June 21, 2024, CWC submitted an application to PURA for the approval to issue unsecured notes in an amount of up to $150,000. PURA has 60 days to issue an order in the docket.
Texas Regulatory Affairs
TWC has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the PUCT under Docket No. 54430 on December 30, 2022. SIC filings are used to include certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. On March 21, 2024, the PUCT filed the final order approving TWC’s request to implement its SIC. As a result of the final order, the SIC is projected to increase TWC’s water revenue by $1,574 and sewer revenue by $28 within one year of the approval. Additionally, TWC is required to file a general rate case within four years. TWC plans to incrementally increase its SIC annually until its next rate case. Notwithstanding the SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek and Kendall West customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
On April 10, 2023, TWC filed an application with the PUCT to acquire the Elm Ridge water system that serves 21 residential customers. TWC has asked for filed rate doctrine treatment, which allows the acquiring utility’s current rates to be applied at the time of acquisition. On December 12, 2023, the Administrative Law Judge filed Order No. 11, which allowed TWC to proceed and the acquisition closed on January 26, 2024. The final order, which transfers the Certificate of Convenience and Necessity (“CCN”) and allows filed rate doctrine, is expected to be approved during the third quarter of 2024.
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
On January 5, 2024, TWC filed an application with the PUCT to acquire the 3009 Water Company LLC water system that serves approximately 270 residential connections. TWC requested fair market value and to apply TWC’s existing rates to the customers being acquired. TWC received the PUCT’s approval to proceed with the transaction and expects to close during the second half of 2024.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, MWC agreed to file a final phase of the rate case by April 1, 2023. The third filing was submitted on March 31, 2023. Step 3 of the planned multi-year rate filings for the Saco River Drinking Water Resource Center was filed in accordance with the MPUC order on March 31, 2023. The filing requested an increase in revenue requirement of $2,949, or 19.9% and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested. On August 25, 2023, the MPUC issued an order granting a temporary rate increase of $1,495 or 10% while the case and the company’s full request were litigated. The company reached a settlement agreement with staff and the Office of the Public Advocate and filed a stipulated settlement agreement with the MPUC on December 22, 2023. The MPUC approved the stipulation in deliberations on January 5, 2024, with an increase in authorized annual revenue of $2,603, or 17.6%, effective January 1, 2024. The Biddeford Saco division’s increase in rates is based on an authorized return on equity of 9.5% along with a capital structure of 49% debt and 51% equity. This return on equity and capital structure will be used for any future Water Infrastructure Surcharge (“WISC”) calculations for all divisions until the MPUC has authorized or approved a different return on equity structure in a different proceeding.
On June 30, 2023, MWC filed a WISC for the Camden-Rockland division. The requested surcharge is 2.34% or $158. The MPUC issued an order approving the surcharge on March 22, 2024.
On June 24, 2024, MWC filed a WISC in both the Freeport and Oakland divisions. The combined requested surcharge is 3.00% or $52. The MPUC is expected to issue a decision in the third quarter of 2024.
Other Regulatory Matters
In April 2024, the U.S. Environmental Protection Agency issued final new national primary drinking water regulations for six PFAS. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water systems for six

PFAS chemicals under the Safe Drinking Water Act. The final regulation requires water systems to comply with PFAS monitoring and reporting requirements by 2027, and to comply with the maximum contaminant levels by 2029. SJW Group estimates capital expenditures of approximately $230,000 for PFAS treatment based on finalized maximum contaminant levels. See discussion below under “Liquidity” for additional information on capital expenditures.

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2024, SJW Group generated cash flows from operations of approximately $100,500, compared to approximately $97,400 for the same period in 2023. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $3,100. This increase was the result of a combination of the following factors: (1) increased tax accruals of $7,000 compared to the prior period, and (2) an increase of $3,000 attributable to changes in payments of amounts previously invoiced and accrued including accrued production costs, (3) general working capital and net income, adjusted for non-cash items, increased by $2,800, and offset by (4) a decrease of $3,600 attributable to changes in regulatory assets and liabilities, including the effect of lower surcharge collections on balancing and memorandum accounts, and (5) a decrease attributable to accounts receivable and accrued unbilled utility revenue of $6,100, primarily related to the decrease in the allowance for credit losses.
As of June 30, 2024, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, which decreased from 1% as of June 30, 2023. Management believes that the collection rate will continue to improve for its accounts receivables as service disconnections return to normal operations. On December 28, 2023, SJWC submitted the application through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customer accounts greater than 60-days past due as of December 31, 2022. We received $9,130 in the second quarter of 2024 under the State of California Water and Wastewater Arrearages Payment Program.
Cash Flow from Investing Activities
During the six months ended June 30, 2024, SJW Group used cash flows from investing activities of approximately $131,000, compared to approximately $125,400 for the same period in 2023. This increase was primarily driven by additions to utility plant, offset by proceeds of $40,600 for the completed sales of the Tennessee properties. SJW Group used approximately: (1) $158,400 of cash for company-funded utility capital expenditures and (2) $11,800 for developer-funded utility capital expenditures during the six months ended June 30, 2024. For the same period in 2023, SJW Group used approximately: (1) $115,700 of cash for company-funded utility capital expenditures and (2) $9,300 for developer-funded utility capital expenditures, and (3) $500 for utility plant retirements.
Water Utility Services’ estimated utility capital expenditures for 2024, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $332,000. As of June 30, 2024, approximately $158,400, or 48%, of the $332,000 has been invested.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 increased by approximately $2,400 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings and repayments on our lines of credit of $121,400, offset by (2) a decrease in net borrowings and repayments on long-term debt of $84,900, and (3) a decrease in net proceeds from our common stock equity offerings of $31,500.

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
A summary of the line of credit agreements as of June 30, 2024 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
Syndicated credit agreement:	August 2, 2028
SJW Group		$50,000	10,000	40,000
SJWC		140,000	86,000	54,000
CTWS		90,000	70,000	20,000
TWC		20,000	4,000	16,000
Total syndicated credit agreement		300,000	170,000	130,000
CTWS credit agreement	August 2, 2028	10,000	7,495	2,505
CTWS credit agreement	May 15, 2025	40,000	40,000	—
		$350,000	217,495	132,505
For the six months ended June 30, 2024, cost of borrowing on the lines of credit averaged 6.53% compared to 5.96% in the same period in 2023.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of June 30, 2024, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
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
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of June 30, 2024, SJW Group and its subsidiaries were in compliance with all covenants in their long-term debt agreements.
During the balance of 2024, SJW Group subsidiaries plan to raise approximately $160,000 in long-term debt to pay down the line of credit agreements.
Equity Financing Arrangements
In March, 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. For the three and six months ended June 30, 2024, SJW Group issued and sold a total of 458,605 and 584,630 shares of common stock, respectively, with a weighted average price of $56.13 and $56.35 per share, respectively, and received $25,296 and $32,302 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 2,589,287 shares of common stock at a weighted average price of $69.68 for a total net proceeds of $176,299 and has $59,567 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On July 24, 2024, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.40 per share of common stock. The dividend will be paid on September 3, 2024, to stockholders of record as of the close of business on August 5, 2024.
Insider Trading Arrangements:
In the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Information Web Sites
SJW Group posts information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com, and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of SJW Group, dated June 20, 2024. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 21, 2024.

3.2	Restated Certificate of Incorporation of SJW Group, dated June 20, 2024. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 21, 2024.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer, Treasurer and Interim Principal Accounting Officer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2
Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer, Treasurer and Interim Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

SJW GROUP

Date:	July 25, 2024	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer, Treasurer and Interim Principal Accounting Officer
(Principal financial officer)