Form 10-Q
period 2024-09-30
SJW GROUP
filed 2024-10-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
As of October 21, 2024, there were 33,253,536 shares of the registrant’s Common Stock outstanding.

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
Results for a quarter are not indicative of results for a full year due to seasonality and other factors. In addition, actual results, performance or achievements are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described in our filings with the SEC, including our most recent reports on Form 10-K, Form 10-Q and Form 8-K. Forward-looking statements are not guarantees of future performance, and speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating revenue	$225,063	204,843	$550,619	499,025
Operating expense:
Production Expenses:
Purchased water	54,310	46,044	118,631	101,054
Power	3,396	2,785	8,560	7,363
Groundwater extraction charges	25,081	21,398	54,759	46,751
Other production expenses	12,919	12,415	36,020	36,379
Total production expenses	95,706	82,642	217,970	191,547
Administrative and general	25,708	23,888	71,964	71,759
Maintenance	8,512	6,457	23,080	18,813
Property taxes and other non-income taxes	9,361	8,795	26,610	25,092
Depreciation and amortization	27,423	26,455	84,159	78,872
Total operating expense	166,710	148,237	423,783	386,083
Operating income	58,353	56,606	126,836	112,942
Other (expense) income:
Interest on long-term debt and other interest expense	(17,516)	(16,744)	(53,394)	(48,913)
Pension non-service credit (cost)	940	(740)	2,829	(906)
Other, net	(1,197)	1,661	2,659	7,042
Income before income taxes	40,580	40,783	78,930	70,165
Provision for income taxes	1,928	4,561	7,883	4,127
Net income	38,652	36,222	71,047	66,038
Other comprehensive income (loss), net	—	318	(442)	420
Comprehensive income	$38,652	36,540	$70,605	66,458

Earnings per share
Basic	$1.17	1.14	$2.19	2.10
Diluted	$1.17	1.13	$2.18	2.09
Dividends per share	$0.40	0.38	$1.20	1.14
Weighted average shares outstanding
Basic	32,896,967	31,862,518	32,458,666	31,436,077
Diluted	32,982,580	31,934,636	32,530,954	31,526,732

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Utility plant:
Land	$44,646	41,415
Depreciable plant and equipment	4,141,490	3,967,911
Construction work in progress	203,040	106,980
Intangible assets	64,372	35,946
Total utility plant	4,453,548	4,152,252
Less: accumulated depreciation and amortization	1,047,631	981,598
Net utility plant	3,405,917	3,170,654

Nonutility properties and real estate investments	1,352	13,350
Less: accumulated depreciation and amortization	97	194
Net nonutility properties and real estate investments	1,255	13,156

Current assets:
Cash and cash equivalents	3,967	9,723
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $848 and $6,551 on September 30, 2024 and December 31, 2023, respectively	75,849	67,870
Income tax	11,262	5,187
Other	6,286	3,684
Accrued unbilled utility revenue	68,342	49,543
Assets held for sale	—	40,850
Prepaid expenses	15,411	11,110
Current regulatory assets	828	4,276
Other current assets	5,331	6,146
Total current assets	187,276	198,389
Other assets:
Regulatory assets, less current portion	253,162	235,910
Investments	18,213	16,411
Postretirement benefit plans	39,387	33,794
Other intangible asset	—	28,386
Goodwill	640,311	640,311
Other	6,781	8,056
Total other assets	957,854	962,868
Total assets	$4,552,302	4,345,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 33,226,735 on September 30, 2024 and 32,023,004 on December 31, 2023	$33	32
Additional paid-in capital	804,848	736,191
Retained earnings	527,575	495,383
Accumulated other comprehensive income	1,349	1,791
Total stockholders’ equity	1,333,805	1,233,397
Long-term debt, less current portion	1,673,715	1,526,699
Total capitalization	3,007,520	2,760,096

Current liabilities:
Lines of credit	93,235	171,500
Current portion of long-term debt	8,088	48,975
Accrued groundwater extraction charges, purchased water and power	38,433	24,479
Accounts payable	44,480	46,121
Accrued interest	19,549	15,816
Accrued payroll	12,180	12,229
Current regulatory liabilities	1,770	3,059
Other current liabilities	26,314	20,795
Total current liabilities	244,049	342,974

Deferred income taxes	268,370	238,528
Advances for construction	150,546	146,582
Contributions in aid of construction	336,559	326,451
Postretirement benefit plans	48,158	46,836
Regulatory liabilities, less current portion	473,899	461,108
Other noncurrent liabilities	23,201	22,492
Commitments and contingencies
Total capitalization and liabilities	$4,552,302	4,345,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2023	32,023,004	$32	736,191	495,383	1,791	1,233,397
Net income	—	—	—	11,699	—	11,699
Unrealized loss on investment, net of tax of $163	—	—	—	—	(442)	(442)
Stock-based compensation	—	—	1,538	(9)	—	1,529
Issuance of restricted and deferred stock units	30,432	—	(1,215)	—	—	(1,215)
Employee stock purchase plan	21,755	—	1,101	—	—	1,101
Common stock issuance, net of costs	126,025	—	7,006	—	—	7,006
Dividends paid ($0.40 per share)	—	—	—	(12,824)	—	(12,824)
Balances, March 31, 2024	32,201,216	32	744,621	494,249	1,349	1,240,251
Net income	—	—	—	20,696	—	20,696
Stock-based compensation	—	—	1,275	(8)		1,267
Issuance of restricted and deferred stock units	9,083	—	(2)	—	—	(2)
Common stock issuance, net of costs	458,605	1	25,295	—	—	25,296
Dividends paid ($0.40 per share)	—	—	—	(12,900)	—	(12,900)
Balances, June 30, 2024	32,668,904	33	771,189	502,037	1,349	1,274,608
Net income	—	—	—	38,652	—	38,652
Stock-based compensation	—	—	1,566	(8)	—	1,558
Issuance of restricted and deferred stock units	1,388	—	(1)	—	—	(1)
Employee stock purchase plan	21,098	—	1,087	—	—	1,087
Common stock issuance, net of costs	535,345	—	31,007	—	—	31,007
Dividends paid ($0.40 per share)	—	—	—	(13,106)	—	(13,106)
Balances, September 30, 2024	33,226,735	$33	804,848	527,575	1,349	1,333,805

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2022	30,801,912	$31	651,004	458,356	1,477	1,110,868
Net income	—	—	—	11,530	—	11,530
Unrealized gain on investment, net of taxes of $0	—	—	—	—	93	93
Stock-based compensation	—	—	1,199	(22)	—	1,177
Issuance of restricted and deferred stock units	38,776	—	(1,538)	—	—	(1,538)
Employee stock purchase plan	16,410	—	1,080	—	—	1,080
Common stock issuance, net of costs	570,026	—	40,997	—	—	40,997
Dividends paid ($0.38 per share)	—	—	—	(11,722)	—	(11,722)
Balances, March 31, 2023	31,427,124	31	692,742	458,142	1,570	1,152,485
Net income	—	—	—	18,286	—	18,286
Unrealized gain on investment, net of taxes of $(37)	—	—	—	—	8	8
Stock-based compensation	—	—	1,139	(17)		1,122
Issuance of restricted and deferred stock units	13,429	—	(20)	—	—	(20)
Common stock issuance, net of costs	290,477	1	22,781	—	—	22,782
Dividends paid ($0.38 per share)	—	—	—	(11,947)	—	(11,947)
Balances, June 30, 2023	31,731,030	32	716,642	464,464	1,578	1,182,716
Net income	—	—	—	36,222	—	36,222
Unrealized gain on investment, net of taxes of $193	—	—	—	—	318	318
Stock-based compensation	—	—	1,238	(8)	—	1,230
Issuance of restricted and deferred stock units	14,840	—	(706)	—	—	(706)
Employee stock purchase plan	17,712	—	1,061	—	—	1,061
Common stock issuance, net of costs	169,421	—	11,505	—	—	11,505
Dividends paid ($0.38 per share)	—	—	—	(12,093)	—	(12,093)
Balances, September 30, 2023	31,933,003	$32	729,740	488,585	1,896	1,220,253

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net income	$71,047	66,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,811	80,544
Deferred income taxes	27,142	12,996
Stock-based compensation	4,379	3,576
Allowance for equity funds used during construction	(1,750)	(1,649)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(26,509)	(26,782)
Accounts payable and other current liabilities	(2,271)	557
Accrued groundwater extraction charges, purchased water and power	13,954	13,463
Tax receivable and payable, and other accrued taxes	(17,960)	690
Postretirement benefits	(2,363)	(1,851)
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences, and postretirement benefits	836	16,092
Other changes, net	1,750	(4,371)
Net cash provided by operating activities	154,066	159,303
Investing activities:
Additions to utility plant:
Company-funded	(252,275)	(195,937)
Contributions in aid of construction	(18,757)	(13,604)
Additions to nonutility assets and real estate investments	—	(24,244)
Cost to retire utility plant, net of salvage	(2,286)	(908)
Proceeds from sale of real estate investments	40,669	—
Payments for business acquisitions	—	(7,286)
Other changes, net	(29)	238
Net cash used in investing activities	(232,678)	(241,741)
Financing activities:
Borrowings on line of credit	156,000	102,655
Repayments on line of credit	(235,149)	(133,800)
Long-term borrowings	150,329	70,000
Repayments of long-term borrowings	(43,053)	(3,062)
Issuance of common stock, net of issuance costs	63,309	75,284
Dividends paid	(38,830)	(35,762)
Receipts of advances and contributions in aid of construction	22,304	18,889
Refunds of advances for construction	(2,113)	(2,148)
Other changes, net	59	(895)
Net cash provided by financing activities	72,856	91,161
Net change in cash and cash equivalents	(5,756)	8,723
Cash and cash equivalents, beginning of period	9,723	12,344
Cash and cash equivalents, end of period	$3,967	21,067
Cash paid during the period for:
Interest	$52,299	44,132
Interest, net of amounts capitalized	$49,716	42,199
Income taxes	$1,292	818
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$35,970	26,315
Utility property installed by developers	$699	1,295
Proceeds receivable from sale of real estate investments	$2,801	—
Accrued selling expenses on sale of real estate investments	$2,201	—
Seller financing in asset acquisition, net of discount	$—	15,400

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
SJW Group is a holding company with five wholly owned subsidiaries: San Jose Water Company (“SJWC”), SJWTX Holdings, Inc., SJW Land Company, SJWNE LLC, and National Water Utility Service, LLC (“National Water Utility”). SJWTX Holdings, Inc., is a holding company for its wholly owned subsidiaries, SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC, (“TWOS”) and Texas Water Resources, LLC (“TWR”). SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly owned subsidiaries are The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. National Water Utility is the contracting entity for shared services among the SJW Group affiliates formed in October 2024. SJWC, CWC, TWC, TWOS, TWR, MWC, NEWUS and National Water Utility are referred to as “Water Utility Services.” SJW Land Company and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
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
SJW Group’s revenue components are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$216,677	211,716	$539,790	507,276
Alternative revenue programs, net	7,369	957	6,847	(2,638)
Other balancing and memorandum accounts and regulatory mechanisms, net	(1,432)	(9,260)	(1,019)	(9,906)
Rental income	2,449	1,430	5,001	4,293
	$225,063	204,843	$550,619	499,025
Nonutility Properties and Real Estate Investments
The major components of nonutility properties and real estate investments as of September 30, 2024 and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Land	$915	4,137
Wholesale water supply assets	—	8,465
Buildings and improvements	437	748
Subtotal	1,352	13,350
Less: accumulated depreciation and amortization	97	194
Total	$1,255	13,156

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

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
In April 2024, SJW Land Company completed the sale of a warehouse building of the Tennessee properties for $27,000. The pre-tax gain on the sale was $6,918. In June 2024, SJW Land Company completed the sale of an office building, land, and parking lot of the Tennessee properties for $17,000. The pre-tax loss on the sale was $7,887. The net pre-tax loss associated with these transactions for the nine months ended September 30, 2024 was $969 and is included in the “Other, net” line on the condensed consolidated statements of comprehensive income. A portion of the proceeds from these sales totaling $2,801 is being held in escrow pending completion of certain post-closing obligations. As a result of these two transactions, the sale of the Tennessee properties is complete and the company does not have any other assets held for sale.
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
In August 2023, a non-regulated subsidiary, TWR, acquired eight wells and the associated water rights of KT Water Resources, LLC, as discussed in Note 10, “Acquisitions”. In connection with a transaction in the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. Accordingly, SJW Group reclassified $28,386 related to indefinite life water rights from other intangible assets to utility plant intangible assets and $11,684 from nonutility property to utility plant.
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2024, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2024 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and nine months ended September 30, 2024. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was $1,534,801 and $1,394,412 as of September 30, 2024 and December 31, 2023, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at September 30, 2024 and December 31, 2023, $1,518,400 and $1,378,683, respectively, would be categorized as Level 2 in the fair value hierarchy and $16,401 and $15,729, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

investments in the Rabbi Trust was $2,952 and $2,833 as of September 30, 2024 and December 31, 2023, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under SJW Group’s employee stock purchase plans. For the three months ended September 30, 2024 and 2023, 485 and 1,826 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively. For the nine months ended September 30, 2024 and 2023, 5,289 and 12,524 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.
Accounts Receivable
During the second quarter of 2024, SJW Group recorded a reduction to its allowance for credit losses of $7,822, of which $3,960 resulted in a reduction to regulatory assets and $3,862 was recorded through administrative and general expense ($2,782 net of tax or $0.09 per diluted share for the nine months ended September 30, 2024).
New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of September 30, 2024 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-07 “Improvements to Reportable Segment Disclosures”
The ASU requires disclosure of significant segment expenses, extends certain annual disclosures to interim periods, and requires additional qualitative disclosures regarding the chief operating decision maker.
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Regulatory assets:
Income tax temporary differences (a)	$173,671	157,669
Unrecognized pensions and other postretirement benefits (b)	24,593	24,593
Business combinations debt premium (c)	12,948	14,855
Employee benefit costs (d)	5,433	9,815
Monterey Water Revenue Adjustment Mechanism (“MWRAM”) (e)	10,327	9,361
Customer Assistance Program (“CAP”) balancing account (f)	6,683	5,457
Catastrophic event memorandum accounts (“CEMA”) (g)	975	4,819
2022 general rate case interim memorandum account (h)	3,354	4,571
Revenue adjustment mechanisms (n)	2,528	—
Water supply costs (i)	—	583
Other (j)	13,478	8,463
Total regulatory assets	253,990	240,186
Less: current regulatory assets (k)	828	4,276
Total regulatory assets, less current portion	$253,162	235,910
Regulatory liabilities:
Cost of removal (l)	360,176	346,418
Future income tax benefits due to customers (m)	85,966	88,610
Unrecognized pensions and other postretirement benefits (b)	20,515	20,196
Revenue adjustment mechanisms (n)	1,770	5,536
Water supply costs (i)	3,648	—
Other (o)	3,594	3,407
Total regulatory liabilities	475,669	464,167
Less: current regulatory liabilities (p)	1,770	3,059
Total regulatory liabilities, less current portion	$473,899	461,108
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
(g)The California Public Utilities Commission (“CPUC”) has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. At December 31, 2023, the balance primarily relates to increased bad debt expenses associated with SJWC’s response to COVID-19.
(h)Represents the difference between revenues collected in interim rates in effect as of January 1, 2022 and revenues that would result from rates authorized in SJWC’s 2022 general rate case retroactive to January 1, 2022.
(i)Reflects primarily SJWC’s Full Cost Balancing Account which tracks differences in actual water supply costs compared to amounts assumed in base rates, including applicable changes and variations in costs and quantities that affect the overall mix of the water supply.
(j)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations, tank painting, well reconditioning and rate case expenses.
(k)As of September 30, 2024, primarily relates to the current portion of CWC’s deferred well redevelopment and rate case costs. As of December 31, 2023, primarily relates to the current portion of MWRAM.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
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
(n)Consists of Water Rate Adjustment mechanism (“WRA”) and Water Conservation Memorandum Account (“WCMA”),which are described in the following section.
(o)Other includes other balancing and memorandum accounts, other regulatory mechanisms and accrued tank painting costs.
(p)As of September 30, 2024 and December 31, 2023, primarily relates to the current portion of WRA.
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. SJWC has been authorized for the use of the Full Cost Balancing Account to track water supply costs and energy consumption. The MWRAM balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
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
As of September 30, 2024 and December 31, 2023, SJW Group’s regulatory assets not earning a return primarily included unrecognized pensions and other postretirement benefits and business combination debt premiums. The total amount of regulatory assets not earning a return at September 30, 2024 and December 31, 2023, either by interest on the regulatory asset or as a component of rate base at the allowed rate of return, was $41,962 and $43,141, respectively.

Note 3.Capitalization
In March 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. For the three and nine months ended September 30, 2024, SJW Group issued and sold a total of 535,345 and 1,119,975 shares of common stock, respectively, at a weighted average price of $59.17 and $57.70 per share, respectively, and received $31,007 and $63,309 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 3,124,632 shares of common stock at a weighted average price of $67.88 for a total net proceeds of $207,307 and has $27,889 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of September 30, 2024.

Note 4.Lines of Credit and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

Lines of Credit
In August 2024, SJW Group, SJWC, TWC, and CTWS entered into an amendment to its credit agreement with JPMorgan Chase Bank and a syndicate of banks, which provided, among other matters, for an extension of the maturity date from August 2, 2028 to August 2, 2029.
The weighted average interest rate on short-term borrowings outstanding at September 30, 2024, was 6.61%, compared to 6.48% at December 31, 2023.
As of September 30, 2024, the unused portion of the lines of credit was $256,765.
Long-term Financing Agreements
On November 15, 2023, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $25,000 of its 6.46% Senior Notes, Series 2023 (“Series 2023 Notes”). The Series 2023 Notes are unsecured obligations of CWC and are due on January 1, 2054. Interest is payable semi-annually in arrears on January 15th and July 15th of each year. The closing of the notes purchase agreement occurred in January 2024.
On July 31, 2024, SJWC entered into and closed a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $75,000 of its 5.63% Senior Notes, Series Q (“Series Q Notes”). The Series Q Notes are unsecured obligations of SJWC and are due on July 31, 2054. Interest is payable semi-annually in arrears on January 31st and July 31st of each year. The Series Q Notes are also subject to customary events of default.
On July 31, 2024, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold $50,000 of its 5.78% Senior Notes, Series 2024 (“Series 2024 Notes”). The Series 2024 Notes are unsecured obligations of CWC and are due on July 31, 2054. Interest is payable semi-annually in arrears on January 31st and July 31st of each year. The closing of the notes purchase agreement occurred in August 2024.

Note 5.Income Taxes
For the three and nine months ended September 30, 2024, income tax expense was $1,928 and $7,883, respectively. Income tax expense for the three and nine months ended September 30, 2023 was $4,561 and $4,127, respectively. The effective consolidated income tax rates were 5% and 11% for the three months ended September 30, 2024 and 2023, respectively, and 10% and 6% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the three months ended September 30, 2024 was primarily due to a tax accounting method change related to the repairs deduction. The higher effective tax rate for the nine months ended September 30, 2024 was primarily due to lower discrete tax benefits in 2024.
SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of approximately $4,920 and $4,511 as of September 30, 2024 and December 31, 2023, respectively. SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of a lapse of the statute of limitations.

Note 6.Commitments and Contingencies
SJW Group is subject to ordinary routine litigation incidental to its business. In October 2023, CWC, a subsidiary of SJW Group, was named as a defendant in a class action lawsuit alleging that the water provided by CWC contained contaminants. CWC intends to vigorously defend itself in this lawsuit. At this time, SJW Group is unable to provide a reasonable estimate of any loss.
In September 2024, SJWC entered into a 12-year agreement with the City of Cupertino effective on October 1, 2024 pursuant to which SJWC will operate the City of Cupertino municipal water system, replacing the previous agreement with the City of Cupertino. The agreement can be extended for an additional term of eight years. In accordance with the new agreement, SJWC will pay an upfront concession fee of $22,100 in the fourth quarter of 2024. Additionally, SJWC agreed to pay an annual investment rent of $1,800, subject to increases each year based on a specified construction cost index.

Note 7.Benefit Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC employees hired before March 31, 2008 and CWC and MWC employees hired before January 1, 2009 are entitled to benefits under the pension plans

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Pension Benefits		Other Benefits
	Three months ended September 30,
	2024	2023	2024	2023
Service cost	$1,666	1,892	$166	160
Interest cost	3,613	3,557	295	317
Expected return on assets	(4,463)	(3,442)	(267)	(217)
Amortization of actuarial (gain) loss	(18)	554	(161)	(87)
Amortization of prior service cost	4	4	—	—
Total	$802	2,565	$33	173

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$4,997	5,676	$498	480
Interest cost	10,839	10,672	886	951
Expected return on assets	(13,389)	(11,580)	(801)	(651)
Amortization of actuarial (gain) loss	(53)	1,662	(483)	(263)
Amortization of prior service cost	11	11	—	—
Total	$2,405	6,441	$100	517
For the three and nine months ended September 30, 2024, SJW Group has made $2,258 and $4,516, respectively, of contributions to such plans. SJW Group does not expect to make any additional required and discretionary cash contributions to the pension plans and other postretirement benefit plans for the remainder of 2024.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

Note 8.Equity Plans
SJW Group’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under SJW Group’s employee stock purchase plan (“ESPP”). As of September 30, 2024, 187,810 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 1,038,040 shares are available for award issuances under the long-term incentive plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Compensation costs charged to income:
ESPP	$259	187	$454	378
Restricted stock and deferred restricted stock	1,307	1,051	3,925	3,198
Total compensation costs charged to income	$1,566	1,238	$4,379	3,576
ESPP proceeds	$1,087	1,061	$2,188	2,141
Restricted Stock and Deferred Restricted Stock
For the three months ended September 30, 2024, there was no grant activity of service-based restricted stock awards. For the three months ended September 30, 2023, SJW Group granted 968 one-year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $63.96. For the nine months ended September 30, 2024 and 2023, SJW Group granted 64,482 and 38,310, respectively, one-year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $56.70 and $76.88, respectively.
For the three months ended September 30, 2024 and 2023, there was no grant activity of performance-based or market-based restricted stock awards. For the nine months ended September 30, 2024 and 2023, SJW Group granted 45,763 and 31,345 target units, respectively, of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $55.60 and $80.05, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of September 30, 2024, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $6,739. This cost is expected to be recognized over a weighted average period of 1.77 years.
Employee Stock Purchase Plan
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2025, for the ESPP is approximately $135. This cost is expected to be recognized during the fourth quarter of 2024.

Note 9.Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with five subsidiaries: (i) SJWC, (ii) SJWTX Holdings, Inc., a holding company for TWC, its consolidated variable interest entity, Acequia Water Supply Corporation, TWOS and TWR, (iii) SJW Land Company, (iv) SJWNE LLC, a holding company for CTWS and its subsidiaries, CWC, MWC, NEWUS and Chester Realty, Inc., and (v) National Water Utility. The first segment provides water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, CWC, TWC, MWC, NEWUS, and National Water Utility together referred to as “Water Utility Services.” Water Utility Services’ activities are water utility operations with both regulated and non-tariffed businesses. The second segment consists of property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

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

	For Three Months Ended September 30, 2024
	Water Utility Services (1)		Real Estate Services	All Other (2)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$220,938	4,103	22	—	220,938	4,125	225,063
Operating expense	161,929	2,799	205	1,777	161,929	4,781	166,710
Operating income (loss)	59,009	1,304	(183)	(1,777)	59,009	(656)	58,353
Net income (loss)	43,751	915	34	(6,048)	43,751	(5,099)	38,652
Depreciation and amortization	27,113	85	1	224	27,113	310	27,423
Interest on long-term debt and other interest expense	11,516	75	—	5,925	11,516	6,000	17,516
Provision (benefit) for income taxes	1,182	389	15	342	1,182	746	1,928

	For Three Months Ended September 30, 2023
	Water Utility Services (1)		Real Estate Services	All Other (2)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$199,537	3,876	1,430	—	199,537	5,306	204,843
Operating expense	144,102	2,337	691	1,107	144,102	4,135	148,237
Operating income (loss)	55,435	1,539	739	(1,107)	55,435	1,171	56,606
Net income (loss)	37,545	2,198	563	(4,084)	37,545	(1,323)	36,222
Depreciation and amortization	26,147	84	1	223	26,147	308	26,455
Interest on long-term debt and other interest expense	10,839	112	—	5,793	10,839	5,905	16,744
Provision (benefit) for income taxes	5,933	428	196	(1,996)	5,933	(1,372)	4,561

	For Nine Months Ended September 30, 2024
	Water Utility Services (1)		Real Estate Services	All Other (2)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$537,899	10,146	2,574	—	537,899	12,720	550,619
Operating expense	411,959	6,788	1,391	3,645	411,959	11,824	423,783
Operating income (loss)	125,940	3,358	1,183	(3,645)	125,940	896	126,836
Net income (loss)	82,307	2,145	617	(14,022)	82,307	(11,260)	71,047
Depreciation and amortization	83,231	255	3	670	83,231	928	84,159
Interest on long-term debt and other interest expense	35,095	520	—	17,779	35,095	18,299	53,394
Provision (benefit) for income taxes	10,203	1,008	213	(3,541)	10,203	(2,320)	7,883

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2023
	Water Utility Services (1)		Real Estate Services	All Other (2)	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$485,334	9,398	4,293	—	485,334	13,691	499,025
Operating expense	375,647	5,540	2,251	2,645	375,647	10,436	386,083
Operating income (loss)	109,687	3,858	2,042	(2,645)	109,687	3,255	112,942
Net income (loss)	71,277	3,412	1,532	(10,183)	71,277	(5,239)	66,038
Depreciation and amortization	77,644	253	305	670	77,644	1,228	78,872
Interest on long-term debt and other interest expense	32,232	112	—	16,569	32,232	16,681	48,913
Provision (benefit) for income taxes	8,759	1,071	581	(6,284)	8,759	(4,632)	4,127
____________________
(1)    The “Water Utility Services” category for the three and nine months ended September 30, 2024 and 2023, includes the accounts of SJWC, CWC, TWC, MWC, and NEWUS on a stand-alone basis.
(2)    The “All Other” category for the three and nine months ended September 30, 2024 and 2023, includes the accounts of SJW Group, SJWNE LLC, CTWS and SJWTX Holdings, Inc. on a stand-alone basis.

SJW Group’s assets by segment are as follows:

	September 30, 2024	December 31, 2023
Water Utility Services:
Regulated	$4,496,972	4,199,172
Non-tariffed	1,424	43,532
Total water utility services	4,498,396	4,242,704
Real Estate Services	849	44,222
All Other	53,057	58,141
Total assets	$4,552,302	4,345,067

Regulated	$4,496,972	4,199,172
Non-tariffed	55,330	145,895
Total assets	$4,552,302	4,345,067

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
KT Water Development
The purchase price of KT Water Development was $7,338, all of which was cash, and was determined in accordance with a fair market value process defined under the Texas Water Code. The transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805—“Business Combinations.” The transaction

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2024
(in thousands, except share and per share data)

consideration was allocated to utility plant. The final purchase price allocation was completed during the quarter ended March 31, 2024, with no change from the preliminary purchase price allocation. Transaction costs were not material. The results of KT Water Development have been included in SJW Group’s consolidated statements of comprehensive income since the acquisition date and were not material. Pro forma financial information has not been presented because the acquisition was not material to SJW Group’s consolidated financial statements.
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

General:
SJW Group is a holding company whose primary business involves ownership of public utilities that provide water and wastewater services, including the production, purchase, storage, purification, distribution, wholesale and retail sale of water. The water utility business of SJW Group is conducted through five wholly owned subsidiaries: San Jose Water Company (“SJWC”), Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), SJWTX, Inc. doing business as Texas Water Company (“TWC”) and National Water Utility Service, LLC (“National Water Utility”). National Water Utility is the contracting entity for shared services among the SJW Group affiliates formed in October 2024. The remaining subsidiaries provide water service to approximately 403,000 connections and wastewater service to approximately 4,000 connections and serve a combined population of over 1.6 million people in California, Connecticut, Maine and Texas. Water utility services provided by these businesses are subject to regulation by the applicable state public utility commissions. These subsidiaries also engage in non-tariffed operations that are not subject to public utility commission regulation, including contract water and sewer operations, maintenance agreements, and antenna site leases. Collectively, these water utility and utility-related services form our “Water Utility Services” segment.
In September 2024, SJWC entered into a 12-year agreement with the City of Cupertino effective on October 1, 2024 pursuant to which SJWC will operate the City of Cupertino municipal water system, replacing the previous agreement with the City of Cupertino. The agreement can be extended for an additional term of eight years. In accordance with the new agreement, SJWC will pay an upfront concession fee of $22,100 in the fourth quarter of 2024. Additionally, SJWC agreed to pay an annual investment rent of $1,800, subject to increases each year based on a specified construction cost index.
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
(2)Regional non-tariffed water utility-related services provided in accordance with the guidelines established by applicable state public utility commissions; and
(3)Out-of-region water and utility-related services.
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
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2023. Our significant accounting policies are described in the notes to the 2023 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical or significant accounting policies during the three and nine months ended September 30, 2024.

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
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2024 was $38,652, an increase of $2,430, or approximately 7%, from $36,222 for the same period in 2023. SJW Group’s consolidated net income for the nine months ended September 30, 2024 was $71,047, an increase of $5,009, or approximately 8%, from $66,038 for the same period in 2023. The increase in net income for the three months ended September 30, 2024 was primarily driven by rate increases in California and Connecticut and lower income tax expense attributable to a tax accounting method change. These factors were offset by higher water production expenses and increased other operating expenses as discussed below, lower customer usage in our Texas service areas driven primarily by weather conditions, and decreased real estate revenue due to the Tennessee properties that were sold in the second quarter of 2024. The increase in net income for the nine months ended September 30, 2024 was also primarily driven by rate increases in California and Connecticut, as well as growth in customers, primarily in Texas. These factors were offset by decreased real estate revenue due to the Tennessee properties that were sold in the second quarter of 2024, higher water production expenses, higher interest expense and an increase in other operating expenses as discussed below.

Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Water Utility Services	$225,041	203,413	$548,045	494,732
Real Estate Services	22	1,430	2,574	4,293
Total operating revenue	$225,063	204,843	$550,619	499,025
The change in consolidated operating revenue was due to the following factors:

	Increase/(decrease) in Operating Revenue
	Three months ended September 30, 2024 vs. 2023		Nine months ended September 30, 2024 vs. 2023
Water Utility Services:
Consumption changes	$(863)	—%	$4,751	1%
Increase in customers	812	—%	2,442	—%
Rate increases for:
Pass-through water costs[1]	8,463	4%	19,169	4%
All other increases[2]	8,514	4%	20,798	4%
Regulatory mechanisms	(845)	—%	456	—%
Service and other revenue	5,547	3%	5,697	1%
Real Estate Services	(1,408)	(1)%	(1,719)	—%
Total change in operating revenue	$20,220	10%	$51,594	10%
____________________
(1)    Consists of rate increases specifically associated with changes in the water supply costs that are passed through to customers.
(2)    Primarily associated with general rate cases and related annual escalation adjustments, infrastructure surcharges, and cost of capital adjustments.
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Water Utility Services	$164,728	146,439	$418,747	381,187
Real Estate Services	205	691	1,391	2,251
All Other	1,777	1,107	3,645	2,645
Total operating expense	$166,710	148,237	$423,783	386,083

The change in consolidated operating expense was due to the following factors:

	Increase/(decrease) in Operating Expense
	Three months ended September 30, 2024 vs. 2023		Nine months ended September 30, 2024 vs. 2023
Water production expenses:
Change in surface water use	$117	—%	$4,742	1%
Change in usage and new customers	5,244	4%	9,819	3%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	8,610	6%	16,872	4%
Balancing and memorandum accounts cost recovery	(907)	(1)%	(5,010)	(2)%
Total water production expenses	13,064	9%	26,423	6%
Administrative and general	1,820	1%	205	—%
Maintenance	2,055	1%	4,267	1%
Property taxes and other non-income taxes	566	—%	1,518	—%
Depreciation and amortization	968	1%	5,287	1%
Total change in operating expense	$18,473	12%	$37,700	8%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in availability of water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater charges and purchased power are tracked in SJWC’s Full Cost Balancing Account authorized by the California Public Utilities Commission (“CPUC”).
For the nine months ended September 30, 2024, water conditions remained positive across the State of California. As a result, the California Department of Water Resources (“DWR”) announced an increase in the State Water Project allocation from 15% to 30% of contract amount during the first quarter of 2024 and the U.S. Bureau of Reclamation announced an increase in the Central Valley Project allocation from 65% to 75% during the same period. The DWR further announced an increase in the State Water Project allocation from 30% to 40% of contract amount during the second quarter of 2024 while the U.S. Bureau of Reclamation’s Central Valley Project allocation remained at 75% during the same period. Water allocations for the State Water Project and the Central Valley Project remained at 40% and 75%, respectively, during the third quarter of 2024. On October 1, 2024, Valley Water’s 10 reservoirs were 27% of capacity, or 71% of restricted capacity, with 14.5 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that the managed groundwater recharge from January to September in the Santa Clara Plain was 122% of the five-year average. The groundwater level in the Santa Clara Plain is approximately three feet lower than September 2023. According to Valley Water, the projected total groundwater storage at the end of 2024 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of September 30, 2024, SJWC’s Lake Elsman was 74.2% of capacity with 1.5 billion gallons of water, approximately 220.3% of the five-year seasonal average. However, the rainfall at SJWC’s Lake Elsman was measured at zero inches for the period from July 1, 2024 through September 30, 2024. SJWC’s Montevina Water Treatment Plant treated 2.7 billion gallons of water for the nine months ended September 30, 2024, which is 131.7% of the five-year average. SJWC’s Saratoga Water Treatment Plant remains offline until the next rain season (November to March). SJWC believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2024.
CWC’s water sources vary among the individual systems, but overall, approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. In addition, CWC has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority and The Metropolitan District that expire in 2058 and 2053, respectively.
TWC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. TWC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of approximately 7,650 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has raw water supply agreements with the Lower Colorado River Authority and West Travis Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
In August 2023, a non-regulated subsidiary, Texas Water Resources, LLC (“TWR”), acquired eight wells and the associated water rights of KT Water Resources, LLC. In connection with a transaction in the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. Accordingly, SJW Group reclassified $28,386 related to indefinite life water rights from other intangible assets to utility plant intangible assets and $11,684 from nonutility property to utility plant. These wells have been projected to yield at least 6,000 acre-feet per year or more. Development of the KT Water System continues.
The Texas service area is currently experiencing drought conditions that result in water usage restrictions for customers. These water usage restrictions will likely impact revenue for the remainder of 2024. Significant future capital investment of transmission main and storage facilities in addition to developing additional supply sources is planned for 2025 and beyond.
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040.
The following table presents the change in sources of water supply, in billion gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2024	2023			2024	2023
	(billion gallons)				(billion gallons)
Purchased water	6.9	6.7	0.2	1%	13.4	15.4	(2.0)	(6)%
Groundwater	5.4	4.8	0.6	4%	14.1	10.0	4.1	11%
Surface water	3.1	3.1	—	—%	9.2	10.0	(0.8)	(2)%
Reclaimed water	0.4	0.4	—	—%	0.6	0.6	—	—%
	15.8	15.0	0.8	5%	37.3	36.0	1.3	3%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for September 30, 2024 and 2023 approximated 8.9% and 7.9%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
Connecticut Water Service, Inc. (“CTWS”)’s unaccounted-for water on a 12-month-to-date basis for September 30, 2024 and 2023 approximated 14.4% and 13.0%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment and Water Infrastructure Surcharge main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses of $13,064 for the three months ended September 30, 2024, compared to the same period in 2023, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, and increases in production volume, offset by decreases resulting from regulatory adjustments through SJWC’s Full Cost Balancing Account.
The change in water production expenses of $26,423 for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, and production volume, offset by decreases resulting from regulatory adjustments.
Effective July 1, 2024, Valley Water increased the unit price of purchased water by approximately 12% and the groundwater extraction charge by approximately 13% for SJWC. Effective July 1, 2023, Valley Water increased the unit price of purchased water by approximately 14% and the groundwater extraction charge by approximately 15%.

Other Operating Expenses
Operating expenses, excluding water production expenses, increased $5,409 for the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily attributable to increases in expenses related to contracted work for others, increases in general and administrative expenses for contracted work and inflationary increases offset by higher allocations to construction activities, and increases in depreciation and amortization for new utility plant placed in service.
Operating expenses, excluding water production expenses, increased $11,277 for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was primarily attributable to increases in depreciation and amortization for new utility plant placed in service and higher maintenance expenses related to contracted work for others, security expenses, and adjustments to certain regulatory assets as a result of the final decision in the Connecticut general rate case (“GRC”), and a slight increase in administrative and general expenses. The general and administrative expenses change is primarily from inflationary increases offset by decreases in the allowance for credit losses of $6,847 and higher allocations to construction activities. The higher allocations and inflationary increases are expected to impact the remainder of 2024.
Other (Expense) Income
For the three months ended September 30, 2024, compared to the same period in 2023, the change in other (expense) income was primarily due to lower income from certain service and other activities and higher interest expense on long-term debt, offset by an increase in return on pension plan assets.
For the nine months ended September 30, 2024, compared to the same period in 2023, the change in other (expense) income was primarily due to an increase in interest expense due to higher average balances and interest rates, decreases in gains from real estate sale transactions of $2,054 and lower income from certain service and other activities, offset by an increase in return on pension plan assets.
Provision for Income Taxes
For the three and nine months ended September 30, 2024, compared to the same period in 2023, income tax expense decreased $2,633 and increased $3,756, respectively. The decrease in income tax expense for the three months ended September 30, 2024 was primarily due to a tax accounting method change. The increase in income tax expense for the nine months ended September 30, 2024 was primarily due to a higher pre-tax income in 2024.
The effective consolidated income tax rates were 5% and 11% for the three months ended September 30, 2024 and 2023, respectively, and 10% and 6% for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the three months ended September 30, 2024 was primarily due to a tax accounting method change related to the repairs deduction. The higher effective tax rate for the nine months ended September 30, 2024 was primarily due to lower discrete tax benefits in 2024.
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
On December 15, 2023, SJWC, along with three other California water utilities, filed a joint request for one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2024. Postponing the filing a year alleviates administrative processing costs on the utilities as well as the CPUC staff, and provides relief for both CPUC and utility resources already strained by numerous other proceedings. The request is conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities’ cost of capital during the one-year deferment based on the mechanism. The request was approved on February 2, 2024. Based on the change in the average Moody’s Aa utility bond index rate between the 12 months ended September 30, 2023 and September 30, 2024, there will be no adjustment to SJWC’s cost of capital for 2025.
On January 2, 2024, SJWC filed General Rate Case Application No. 24-01-001 with the CPUC to increase rates charged for water service by $55,196 or 11.11% in 2025, by $22,041 or 3.99% in 2026, and by $25,809 or 4.49% in 2027. The application proposed a $540,000 three-year capital budget and includes requests to recover $23,462 from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. The application will undergo a year-long review process and new rates, if approved, are expected to be effective January 1, 2025. On June 14, 2024, SJWC notified the CPUC that it had reached an all-party settlement agreement in principle with the Public Advocates Office and Water Rate Advocates for Transparency, Equity and Sustainability, also known as WRATES, in its 2025 through 2027 general rate case application on all but two policy issues that will be litigated. On August 13, 2024, WRATES notified the CPUC that it would not join in the settlement agreement. Per the procedural ruling, the formal settlement motion and agreement between SJWC and the Public Advocates Office was submitted on August 19, 2024 and updated on September 27, 2024. The settlement agreement provides for rate increases of $21,305 or 3.91% in 2025, $14,427 or 2.55% in 2026, and $17,347 or 2.98% in 2027. The settlement agreement also provides a three-year capital budget of $450,000 and recovery of $15,792 in memorandum and balancing accounts. Briefs on the two policy issues were also submitted on August 19, 2024. A decision on the GRC is expected by the CPUC in the fourth quarter of 2024.
SJWC filed Advice Letter No. 609 on May 16, 2024, to increase the authorized revenue requirement by $28,275, or 5.3%, to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2024. Advice Letter No. 609 was approved with an effective date of July 1, 2024.
SJWC filed Advice Letter No. 610/610A on May 23, 2024, to increase the authorized revenue requirement by $768, or 0.14%, to recover revenue related to the plant additions for the Advanced Metering Infrastructure project. Advice Letter No. 610/610A was approved with an effective date of July 1, 2024.
Connecticut Regulatory Affairs
On October 3, 2023, CWC filed an application with Public Utilities Regulatory Authority (“PURA”) in Connecticut to adjust customer rates. The proposal requested an increase in annual revenues of approximately $21,400, or 18.1%, over current authorized revenues. On June 28, 2024, PURA issued a final decision authorizing an increase in annual revenues of $6,455, or 5.5%, with the ability to earn additional revenue of $1,116 through the annual Water Revenue Adjustment (“WRA”) filing for achievement of certain performance metrics. In addition, the decision authorized a return on equity of 9.3% on a capital structure comprised of 53% equity and 47% long term debt. New rates became effective on July 1, 2024.
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
On June 21, 2024, CWC submitted an application to PURA for the approval to issue unsecured notes in an amount of up to $150,000. PURA approved the application on August 14, 2024.
On July 26, 2024, CWC filed for a WICA increase of $4,300 in annualized revenue for $41,900 in completed infrastructure projects. PURA approved the application, and effective October 1, 2024, the cumulative WICA surcharge is 3.43%.
Texas Regulatory Affairs
TWC has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the Public Utilities Commission of Texas (“PUCT”) under Docket No. 54430 on December 30, 2022. SIC filings are used to include certain utility plant additions made since 2020 to its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. On March 21, 2024, the PUCT filed the final order approving TWC’s request to implement its SIC. As a result of the final order, the SIC is projected to increase TWC’s water revenue by $1,574 and sewer revenue by $28 within one year of the approval. On September 12, 2024, TWC filed its application to amend its SIC with the

PUCT under Docket No. 56974. Its amended SIC will apply to all customers and seeks to increase its annual water revenue by $4,115 and its annual sewer revenue by $202, in addition to the original SIC filed with the PUCT under Docket No. 54430 on December 30, 2022. On October 14, 2024, the PUCT notified TWC that the filing was administratively complete in order to establish a procedural schedule. TWC expects to receive the final approval from the PUCT in the first half of 2025. Additionally, TWC is required to file a general rate case on or before March 21, 2028. Notwithstanding any SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek, Kendall West, Clear Water Estates, and Saddleridge customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
On April 10, 2023, TWC filed an application with the PUCT to acquire the Elm Ridge water system that serves 21 residential customers. TWC has asked to acquire the Elm Ridge customers using TWC’s existing rates. On December 12, 2023, the Administrative Law Judge filed Order No. 11, which allowed TWC to proceed and the acquisition closed on January 26, 2024. On July 23, 2024, the PUCT filed the final approval which allowed TWC to charge its existing rates to customers of Elm Ridge.
On July 24, 2023, the PUCT approved TWC's application to acquire KT Water Development Ltd. (“KT Water Development”). KT Water Development provides service to approximately 570 residential water connections. On August 14, 2023, TWC closed on the acquisition. On March 7, 2024, the PUCT filed the final order which transferred the Certificate of Convenience and Necessity to TWC, approved the fair market value, and allowed TWC to charge its existing rates to the customers of KT Water Development.
On January 5, 2024, TWC filed an application with the PUCT to acquire the 3009 Water Company LLC water system that serves approximately 270 residential connections. TWC requested fair market value and to apply TWC’s existing rates to the customers being acquired. TWC received the PUCT’s approval to proceed with the transaction. The closing date has not been scheduled.
Maine Regulatory Affairs
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6,313, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, MWC agreed to file a final phase of the rate case by April 1, 2023. The third filing was submitted on March 31, 2023. Step 3 of the planned multi-year rate filings for the Saco River Drinking Water Resource Center was filed in accordance with the Maine Public Utilities Commission (“MPUC”) order on March 31, 2023. The filing requested an increase in revenue requirement of $2,949, or 19.9%, and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested. On August 25, 2023, the MPUC issued an order granting a temporary rate increase of $1,495 or 10% while the case and the company’s full request were litigated. The company reached a settlement agreement with staff and the Office of the Public Advocate and filed a stipulated settlement agreement with the MPUC on December 22, 2023. The MPUC approved the stipulation in deliberations on January 5, 2024, with an increase in authorized annual revenue of $2,603, or 17.6%, effective January 1, 2024. The Biddeford Saco division’s increase in rates is based on an authorized return on equity of 9.5% along with a capital structure of 49% debt and 51% equity. This return on equity and capital structure will be used for any future Water Infrastructure Surcharge (“WISC”) calculations for all divisions until the MPUC has authorized or approved a different return on equity structure in a different proceeding.
On June 30, 2023, MWC filed a WISC for the Camden-Rockland division. The requested surcharge is 2.34% or $158. The MPUC issued an order approving the surcharge on March 22, 2024.
On June 24, 2024, MWC filed a WISC in both the Freeport and Oakland divisions. The combined requested surcharge is 3.00% or $52. The MPUC issued an order approving the surcharges on August 1, 2024.
On September 30, 2024, MWC filed a WISC for the Millinocket division. The requested surcharge is 3.00% or $46. The MPUC is expected to issue a decision in the fourth quarter of 2024.
On October 25, 2024, MWC filed an application with MPUC to adjust customer rates in the Camden Rockland division. The proposal requested an increase in annual revenues of approximately $1,057, or 15.9%, over current authorized revenues. A decision is expected in the second quarter of 2025.
Other Regulatory Matters
In April 2024, the U.S. Environmental Protection Agency issued final new national primary drinking water regulations for six polyfluroralkyl substances (“PFAS”). The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water systems for six PFAS chemicals under the Safe Drinking Water Act. The final regulation requires water systems to comply with PFAS monitoring and reporting requirements by 2027, and to comply with the maximum contaminant levels by 2029. SJW Group estimates capital expenditures of approximately $230,000 for PFAS treatment based on finalized maximum contaminant levels. See discussion below under “Liquidity” for additional information on capital expenditures.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2024, SJW Group generated cash flows from operations of approximately $154,100, compared to approximately $159,300 for the same period in 2023. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $5,200. This decrease was the result of a combination of the following factors: (1) a decrease of $15,300 attributable to changes in regulatory assets and liabilities, including the effect of lower surcharge collections on balancing and memorandum accounts, (2) a decrease of $2,300 attributable to changes in payments for accounts payable and other current liabilities, offset by (3) general working capital and net income, adjusted for non-cash items and tax accruals, increased by $12,100, and (4) an increase attributable to accounts receivable and accrued unbilled utility revenue of $300.
As of September 30, 2024, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, which decreased from 1% as of September 30, 2023. Management believes that the collection rate will continue to improve for its accounts receivables as service disconnections return to normal operations. On December 28, 2023, SJWC submitted the application through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customer accounts greater than 60-days past due as of December 31, 2022. We received $9,130 in the second quarter of 2024 under the State of California Water and Wastewater Arrearages Payment Program.
Cash Flow from Investing Activities
During the nine months ended September 30, 2024, SJW Group used cash flows from investing activities of approximately $232,700, compared to approximately $241,700 for the same period in 2023. This decrease was primarily driven by additions to utility plant, offset by proceeds of $40,700 for the completed sales of the Tennessee properties. SJW Group used approximately: (1) $252,300 of cash for company-funded utility capital expenditures and (2) $18,800 for developer-funded utility capital expenditures during the nine months ended September 30, 2024. For the same period in 2023, SJW Group used approximately: (1) $195,900 of cash for company-funded utility capital expenditures and (2) $24,200 for nonutility properties, real estate investments and other intangible asset, and (3) $13,600 for developer-funded utility capital expenditures.
Water Utility Services’ estimated utility capital expenditures for 2024, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $332,000. As of September 30, 2024, approximately $252,300, or 76%, of the $332,000 has been invested.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 decreased by approximately $18,300 from the same period in the prior year, primarily as a result of (1) a decrease in net borrowings on our lines of credit of $48,000, (2) a decrease in net proceeds from our common stock equity offerings of $12,000, offset by (3) an increase in net borrowings and repayments on long-term debt of $40,300.

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
A summary of the line of credit agreements as of September 30, 2024 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
Syndicated credit agreement:	August 2, 2029
SJW Group		$50,000	—	50,000
SJWC		140,000	—	140,000
CTWS		90,000	45,000	45,000
TWC		20,000	2,000	18,000
Total syndicated credit agreement		300,000	47,000	253,000
CTWS credit agreement	August 2, 2028	10,000	6,235	3,765
CTWS credit agreement	May 15, 2025	40,000	40,000	—
		$350,000	93,235	256,765
In August 2024, SJW Group, SJWC, TWC, and CTWS entered into an amendment to its credit agreement with JPMorgan Chase Bank and a syndicate of banks, which provided, among other matters, for an extension of the maturity date from August 2, 2028 to August 2, 2029.
For the nine months ended September 30, 2024, cost of borrowing on the lines of credit averaged 6.53% compared to 6.16% in the same period in 2023.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of September 30, 2024, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
On November 15, 2023, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $25,000 of its 6.46% Senior Notes, Series 2023 (“Series 2023 Notes”). The Series 2023 Notes are unsecured obligations of CWC and are due on January 1, 2054. Interest is payable semi-annually in arrears on January 15th and July 15th of each year. The closing of the notes purchase agreement occurred on January 22, 2024.
On July 31, 2024, SJWC entered into and closed a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $75,000 of its 5.63% Senior Notes, Series Q (“Series Q Notes”). The Series Q Notes are unsecured obligations of SJWC and are due on July 31, 2054. Interest is payable semi-annually in arrears on January 31st and July 31st of each year. The Series Q Notes are also subject to customary events of default.
On July 31, 2024, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold $50,000 of its 5.78% Senior Notes, Series 2024 (“Series 2024 Notes”). The Series 2024 Notes are unsecured obligations of CWC and are due on July 31, 2054. Interest is payable semi-annually in arrears on January 31st and July 31st of each year. The closing of the notes purchase agreement occurred in August 2024.
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of September 30, 2024, SJW Group and its subsidiaries were in compliance with all covenants in their long-term debt agreements.
During the balance of 2024, SJW Group subsidiaries plan to raise approximately $35,000 in long-term debt to pay down the line of credit agreements, subject to market conditions.
Equity Financing Arrangements
In March, 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. For the three and nine months ended September 30, 2024, SJW Group issued and sold a total of 535,345 and 1,119,975 shares of common stock, respectively, with a weighted average price of $59.17 and $57.70 per share, respectively, and received $31,007 and $63,309 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 3,124,632 shares of common stock at a weighted average price of $67.88 for a total net proceeds of $207,307 and has $27,889 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of September 30, 2024. The Equity Distribution Agreement is set to expire on November 17, 2024. Prior to this date, SJW Group intends to enter into a new equity distribution agreement to establish a new “at-the-market” offering program.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
SJW Group is subject to ordinary routine litigation incidental to its business. In October 2023, CWC, a subsidiary of SJW Group, was named as a defendant in a class action lawsuit alleging that the water provided by CWC contained contaminants. CWC intends to vigorously defend itself in this lawsuit. At this time, SJW Group is unable to provide a reasonable estimate of any loss.

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2023 and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On October 25, 2024, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.40 per share of common stock. The dividend will be paid on December 2, 2024, to stockholders of record as of the close of business on November 4, 2024.
Insider Trading Arrangements:
In the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
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

10.1
Second Amendment to Credit Agreement, dated August 2, 2024, between SJW Group, San Jose Water Company, SJWTX, Inc., Connecticut Water Service, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 2, 2024.

10.2	Amended and Restated Director Compensation and Expense Reimbursement Policies. (1)

10.3	Amended and Restated Formulaic Equity Award Program For Non-Employee Board Members. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer, Treasurer and Interim Principal Accounting Officer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

SJW GROUP

Date:	October 28, 2024	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer, Treasurer and Interim Principal Accounting Officer
(Principal financial officer)