Form 10-K
period 2024-12-31
SJW GROUP
filed 2025-02-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SJW	Nasdaq Global Select Market
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.7 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 20, 2025, 33,671,362 shares of the registrant’s common stock, par value, $0.001 per share, were outstanding.
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
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the effect of water, utility, environmental and other governmental policies and regulations, including regulatory actions concerning rates, authorized return on equity, authorized capital structures, capital expenditures, per- and polyfluoroalkyl substances (“PFAS”) and other decisions;
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

Item 1.Business
General Development of Business
SJW Group, a Delaware corporation, was initially incorporated as SJW Corp. in the state of California in 1985. SJW Group is a holding company that conducts its business through the following wholly owned subsidiaries:
•San Jose Water Company (“SJWC”), with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization in 1985, SJWC became a wholly owned subsidiary of SJW Group. SJWC is a public utility in the business of providing water service in the metropolitan San Jose, California area.
•SJWNE LLC, a Delaware limited liability company, was formed in 2019, and is a wholly owned subsidiary of SJW Group. SJWNE LLC is a special purpose entity established to hold SJW Group’s investment in Connecticut Water Service, Inc. Connecticut Water Service, Inc. with its headquarters located in Clinton, Connecticut, was incorporated in 1974 in the State of Connecticut. As part of the merger transaction between SJW Group and Connecticut Water Service, Inc. in 2019, Connecticut Water Service, Inc. and its subsidiaries (“CTWS”) became a wholly owned subsidiary of SJWNE LLC. Connecticut Water Service, Inc. is a holding company with four wholly owned subsidiaries. The Connecticut Water Company (“CWC”) and The Maine Water Company (“MWC”) are public utilities in the business of providing water service throughout Connecticut and Maine. The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water-related services.
•SJWTX Holdings, Inc., a Texas corporation, formed in 2021, is the holding company for SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). TWC is a public utility in the business of providing water service in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. TWC additionally provides wastewater service in Comal and Kendall counties. TWC also holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification (“ASC”) Topic 810—“Consolidation,” with TWC as the primary beneficiary. As a result, Acequia has been consolidated with TWC. TWOS was created for non-tariffed service operations and TWR was formed to hold wholesale water supply assets.
•SJW Land Company was incorporated in 1985. SJW Land Company owns undeveloped land in California.
•National Water Utility Services, LLC (“NWU”) is the contracting entity for shared services among the SJW Group affiliates formed in 2024.
Together, SJWC, excluding the City of Cupertino (“Cupertino”) service concession arrangement operations, CWC, MWC and TWC are referred to as “Water Utility Services,” which is our single reportable segment.
Other business activities that are not separately reportable segments are SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, NEWUS, SJW Land Company and Chester Realty, Inc. and are collectively referred to as “Other Services.”
Regulation and Rates
Water Utility Services, excluding non-tariffed activities, are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations, which affects the timing of the recognition of certain revenues and expenses. SJW Group’s consolidated financial statements reflect the actions of regulators in the rate-making process. The rate-making process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. SJW Group’s regulated operations financing activities are designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. The following summarizes each state’s authorized rates and capital structure as of December 31, 2024:

	California	Connecticut	Texas (a)	Maine (b)
Authorized capital structure (debt/equity)	45% / 55%	47% / 53%	42% / 58%	49% / 51%
Authorized return on equity (c)	9.81%	9.30%	10.88%	9.50%
Authorized rate base (in millions)	$1,203.0	$744.1	$57.6	$139.7
Estimated rate base at year-end (in millions) (d)	$1,288.5	$791.6	$169.8	$187.1
___________________________________
(a)Estimated by management.
(b)The authorized capital structure and return on equity shown are those of the largest division of MWC, the Biddeford and Saco division. This return on equity and capital structure will be used for any future Water Infrastructure Surcharge (“WISC”) calculations for all divisions until the Maine Public Utilities Commission (“MPUC”) has authorized or approved a different return on equity structure in a different proceeding.
(c)For California, the approved Water Cost of Capital Mechanism (“WCCM”)-adjusted return on equity is 10.01% less a 20-basis point reduction due to the reimplementation of the Water Conservation Memorandum Account (“WCMA”).
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
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power, pensions, and group health insurance. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC. The purpose of balancing and memorandum accounts is to track the under-collection or over-collection associated with such expense changes and activities for future recovery or refund considerations. Carrying balances of the balancing and memo accounts earn a rate of return based on treasury rates.
On June 29, 2023, the CPUC approved Decision No. 23-06-025 authorized a rate of return of 7.28% based on a return on equity of 8.80%, cost of debt of 5.46%, and a capital structure of approximately 45% debt and 55% equity. The CPUC also authorized continuation of the WCCM in the same decision. The WCCM provided for an adjustment to SJWC’s return on equity and cost of debt if the average Moody’s Aa utility bond index rate between October 1, 2021 and September 30, 2022 varies by more than 100 basis points when compared to the same period from the prior year. The index rate difference between those periods increased 103 basis points, thereby triggering the WCCM. Accordingly, SJWC filed Advice Letter No. 601 on October 13, 2023, to inform the CPUC that the WCCM authorized in Decision No. 23-06-025 required an update to SJWC’s authorized rate of return effective January 1, 2024. The filing requested an adjusted equity of 10.01%, a cost of debt of 5.28%, and a resulting authorized rate of return of 7.86%. Advice Letter No. 601 was approved with an effective date of January 1, 2024. Separate from the filing, the return on equity was further adjusted by a 20-basis point reduction for reimplementation of the WCMA resulting in an overall rate of return of 7.75%.
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
On December 15, 2023, SJWC, along with three other California water utilities, filed a joint request for a one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2024. Postponing the filing a year alleviates administrative processing costs on the utilities as well as the CPUC staff and provides relief for both CPUC and utility resources already strained by numerous other proceedings. The request was conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities cost of capital during the one-year deferment based on the mechanism. The request was approved on February 2, 2024. Based on the change in the average Moody’s Aa utility bond index rate between the 12 months ended September 30, 2023 and September 30, 2024, there is no adjustment to SJWC’s cost of capital for 2025.
On January 2, 2024, SJWC filed General Rate Case Application No. 24-01-001 with the CPUC to increase rates charged for water service by $55.2 million or 11.11% in 2025, by $22 million or 3.99% in 2026, and by $25.8 million or 4.49% in 2027. The application proposed a $540 million three-year capital budget and also included requests to recover $23.5 million from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. On June 14, 2024, SJWC notified the CPUC that it had reached an all-party settlement agreement in principle with the Public Advocates Office and Water Rate Advocates for Transparency, Equity and Sustainability, also known as WRATES, in its 2025 through 2027 general rate case application on all but two policy issues. WRATES later notified the CPUC that it would not join in the settlement agreement on August 13, 2024. Per the procedural ruling, the formal settlement motion and agreement between SJWC and the Public Advocates Office was submitted on August 19, 2024, and updated on September 27, 2024. The settlement agreement provides for rate increases of $21.3 million or 3.91% in 2025, $14.4 million or 2.55% in 2026, and $17.4 million or 2.98% in 2027. The settlement agreement also provides a three-year capital budget of $450 million and recovery of $15.8 million in memorandum and balancing accounts. Briefs on the two policy issues were also submitted on August 19, 2024. On December 19, 2024, the CPUC approved the settlement agreement, but denied SJWC’s request with respect to the two policy issues not resolved in the settlement agreement through Decision No. 24-12-077.
SJWC filed Advice Letter No. 609 on May 16, 2024, to increase the authorized revenue requirement by $28.3 million, or 5.3%, to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2024. Advice Letter No. 609 was approved with an effective date of July 1, 2024.

SJWC filed Advice Letter No. 610/610A on May 23, 2024, to increase the authorized revenue requirement by $0.8 million, or 0.14%, to recover revenue related to the plant additions for the Advanced Metering Infrastructure project. Advice Letter No. 610/610A was approved with an effective date of July 1, 2024.
On December 18, 2024, SJWC, along with three other California water utilities, filed a joint request for a one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2025. Postponing the filing a year alleviates administrative processing costs on the utilities as well as the CPUC staff and provides relief for both CPUC and utility resources already strained by numerous other proceedings. The request was conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities cost of capital during the one-year deferment based on the mechanism. The request was approved on January 14, 2025.
SJWC filed Advice Letter No. 613 on December 20, 2024, to increase authorized revenue requirement by $21.3 million, or 3.91%, and implement new water rates and recover $15.8 million in memorandum and balancing accounts in accordance with Decision No. 24-12-077. This filing was approved with an effective date of January 1, 2025.
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
On July 27, 2023, CWC filed for a WICA increase of $1.3 million in annualized revenues for $11.5 million in completed projects. PURA approved the application effective October 1, 2023.
On October 3, 2023, CWC filed an application with PURA in Connecticut to adjust customer rates. The proposal requested an increase in annual revenues of approximately $21.4 million, or 18.1%, over current authorized revenues. On June 28, 2024, PURA issued a final decision authorizing an increase in annual revenues of $6.5 million, or 5.5%, with the ability to earn additional revenue of $1.1 million through the annual WRA filing for achievement of certain performance metrics. In addition, the decision authorized a return on equity of 9.3% on a capital structure comprised of 53% equity and 47% long term debt. New rates became effective on July 1, 2024.
On November 14, 2023, CWC submitted an application to PURA for approval to issue unsecured notes in the amount of $25.0 million. A decision from PURA approving the application was received on January 10, 2024.
On February 26, 2024, CWC filed its 2023 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 27, 2024 and effective for 12 months beginning April 1, 2024, replaced the expiring 2022 reconciliation credit of 0.16% with a credit of 0.13%. The cumulative WICA surcharge as of April 1, 2024 was 7.41%, collecting $7.8 million on an annual basis. In connection with the general rate case decision noted above, as of July 1, 2024, the base WICA surcharge was reset to zero; however, the credit of 0.13% for 2023 reconciliation will continue to apply into 2025.
On February 28, 2024, CWC filed its 2023 WRA. The mechanism reconciles 2023 revenues as authorized in the CWC’s most recent rate case. The 2023 WRA, as approved by PURA on March 11, 2024 and effective for 12 months beginning on April 1, 2024, imposed a 2.11% sur-credit on customer bills to refund the 2023 revenues over-collection.
On June 21, 2024, CWC submitted an application to PURA for the approval to issue unsecured notes in an amount of up to $150.0 million. PURA approved the application on August 14, 2024.
On July 26, 2024, CWC filed for a WICA increase of $4.3 million in annualized revenue for $41.9 million in completed infrastructure projects. PURA approved the application, and effective October 1, 2024, the cumulative WICA surcharge is 3.43%.
On January 28, 2025, CWC filed its 2024 WICA reconciliation with PURA. The reconciliation, if approved, would be effective for 12 months beginning April 1, 2025, replacing the expiring 2023 reconciliation credit of $0.1 million with a credit of $2.4 million on an annual basis. On January 28, 2025, CWC filed for a WICA increase of $1.6 million in annualized revenues for $15.7 million in completed projects. If approved, the cumulative WICA surcharge as of April 1, 2025, will be 4.90%, collecting $6.0 million on an annual basis.
On February 24, 2025, CWC filed its 2024 WRA. The mechanism reconciles 2024 revenues as authorized in the CWC’s most recent rate case as well as provides for recovery of certain amounts of executive compensation as the result of the achievement of performance metrics as prescribed by PURA. The 2024 WRA, if approved by PURA, will be effective for 12 months beginning on April 1, 2025, and will impose a 3.62% surcharge on customer bills to collect the 2024 revenue shortfall.
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
TWC has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with PUCT under Docket No. 54430 on December 30, 2022. SIC filings are used to include certain utility plant additions made from 2020 to present in its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. On March 21, 2024, the PUCT filed the final order approving TWC’s request to implement its SIC which applies to certain customers. As a result of this final order, the SIC is projected to increase TWC’s water revenue by $1.6 million and sewer revenue by $28 thousand within one year of the approval. On September 12, 2024, TWC filed its application to amend its SIC with the PUCT under Docket No. 56974. Its amended SIC will apply to all customers and seeks to increase its annual water revenue by $3.9 million and its annual sewer revenue by $0.2 million, in addition to the original SIC filed with the PUCT under Docket No. 54430 on December 30, 2022. On October 14, 2024, the PUCT notified TWC that the filing was administratively complete in order to establish a procedural schedule. TWC expects to receive the final approval from the PUCT in the first half of 2025. Additionally, TWC is required to file a general rate case on or before March 21, 2028. Notwithstanding any SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek, Kendall West, Clear Water Estates, and Saddleridge customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
On April 10, 2023, TWC filed an application with the PUCT to acquire the Elm Ridge water system that serves 21 residential customers. TWC has asked to acquire the Elm Ridge customers using TWC’s existing rate. On December 12, 2023, the Administrative Law Judge filed Order No. 11, which allowed TWC to proceed and the acquisition closed on January 26, 2024. On July 23, 2024, the PUCT filed the final approval which allowed TWC to charge its existing rates to customers of Elm Ridge.
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
On January 5, 2024, TWC filed an application with the PUCT to acquire the 3009 Water Company LLC water system that serves approximately 270 residential connections. TWC received the PUCT’s approval to proceed with the transaction. However, on February 24, 2025, TWC terminated the agreement since the seller was not able to meet the requirements of the related purchase and sale agreement.
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
The rates approved in the Biddeford Saco division by the April 5, 2022 stipulated agreement, which authorized a rate increase of $6.3 million, or 72.5% went into effect on July 1, 2022. The Saco River Drinking Water Resource Center began supplying the water distribution system on June 16, 2022. As part of the stipulated agreement, MWC agreed to file a final phase of the rate case by April 1, 2023. Step 3 of the planned multi-year rate filings for the Saco River Drinking Water Resource Center was filed in accordance with the MPUC order on March 31, 2023. The filing requested an increase in revenue requirement of $2.9 million or 19.9% and requested that the increase be implemented over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024 with a slight decrease in year three to reach the overall 19.9% requested. On August 25, 2023, the MPUC issued an order granting a temporary rate increase of $1.5 million or 10% while the case and the company’s full request are litigated. The company reached a settlement agreement with MPUC and the Office of the Public Advocate and filed a stipulated settlement agreement with the MPUC on December 22, 2023. The commission approved the stipulation in deliberations on January 5, 2024 with a rate effective date of January 1, 2024. The approved stipulation authorizes an increase in rates of $2.6 million or 17.6%. The Biddeford and Saco division’s increase in rates is based on an authorized return on equity of 9.5% along with a capital structure of 49% debt and 51% equity. This return on equity and capital structure will be used for any future WISC calculations for all divisions until the MPUC has authorized or approved a different return on equity structure in a different proceeding.

During the year ended December 31, 2024, MPUC issued orders approving surcharges for the Camden-Rockland, Freeport, Oakland and Millinocket divisions that in aggregate represent annual revenue increases of $0.3 million.
On October 25, 2024, MWC filed an application with MPUC to adjust customer rates in the Camden Rockland division. The proposal requested an increase in annual revenues of approximately $1.1 million, or 15.9%, over current authorized revenues. A decision is expected in the second quarter of 2025.
On December 31, 2024, MWC filed for a unified tariff across its 10 separate rate divisions. A decision in this case is expected in the fourth quarter of 2025.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of SJW Group consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water and wastewater services. SJWC provides water services to approximately 232,000 connections that serve approximately one million people over 140 square miles residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and in the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. The CTWS companies provide water service to approximately 142,000 service connections that serve a population of approximately 463,000 people in 81 municipalities with a service area of approximately 275 square miles throughout Connecticut and Maine and approximately 3,000 wastewater connections in Southbury, Connecticut. TWC provides water service to approximately 29,000 service connections that serve approximately 88,000 people in a service area comprising more than 271 square miles in the region between San Antonio and Austin, Texas and approximately 1,000 wastewater connections. Together, the Water Utility Services distribute water to customers in their respective service areas in accordance with accepted water utility methods. Water Utility Services also provide non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases.
SJWC operates the Cupertino municipal water system under a service concession arrangement. The system is adjacent to the SJWC service area and has approximately 4,700 service connections. The original agreement commenced in October 1997 and expired on September 30, 2024. Effective October 2024, SJWC entered into a new 12-year agreement with Cupertino subject to an additional term of eight years if agreed to by the parties. SJWC paid an upfront concession fee of $22.1 million in 2024 and agreed to pay, beginning in 2024, an annual investment rent of $1.8 million, subject to adjustment each year based on a specified construction cost index. Under the terms of the agreement, SJWC assumes responsibility for all maintenance and operating costs of the system, while receiving all payments for water service.
CTWS provides contracted services to water utilities, as well as offers Linebacker® protection plans for public drinking water customers in the states of Connecticut and Maine. Linebacker plans cover a limited amount of the cost of repairs to water and wastewater service lines and in-home plumbing. Services provided are dependent on the selected plan.
SJW Land Company owns undeveloped real estate property in California. SJW Land Company previously owned commercial and warehouse properties in Tennessee, which were sold in 2024. Chester Realty, Inc. owns commercial properties and parcels of land in Connecticut.
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
Water Supply
California Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater extraction, and purchased power expenses are tracked in SJWC’s Full Cost Balancing Account (“FCBA”) authorized by the CPUC for cost recovery.
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
In 2024, the level of water in the Santa Clara Valley groundwater basin, which is managed by Valley Water, experienced a decrease in most areas due to a decrease in managed recharge operations and a decline in natural recharge associated with less rainfall compared to 2023. As reported by Valley Water at the end of 2024, the groundwater level in the Santa Clara Plain was eight feet lower compared to the same time in 2023. The total groundwater storage at the end of 2024 was within Stage 1 (Normal) of the Valley Water’s Water Shortage Contingency Plan. On January 1, 2025, Valley Water’s 10 reservoirs were 51% of restricted capacity with 10.4 billion gallons of water in storage. As of December 31, 2024, SJWC’s Lake Elsman was 54.2% of capacity with 1.1 billion gallons of water, approximately 145.6% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 15.11 inches for the period from July 1, 2024 through December 31, 2024, which is 79.2% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 3.3 billion gallons of water in 2024, which is 132.2% of the five-year average. SJWC’s Saratoga Water Treatment Plant remained offline in 2024 for regulatory improvements. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2025.
California faces long-term water supply challenges. SJWC actively works with Valley Water to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning. Valley Water's 15% voluntary call for conservation and certain watering and water waste rules established in 2023, are still in place for 2025. The call for continued conservation is due to a major storage reservoir currently offline for seismic retrofits.
Connecticut Water Supply
CWC’s water sources vary among the individual systems, but overall, approximately 60% of the total dependable yield comes from surface water supplies and 40% from wells. In addition, CWC has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority (“RWA”) and The Metropolitan District (“MDC”) that expire 2058 and 2053, respectively. CWC believes that it will be able to meet customer demand for 2025 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities.
Texas Water Supply
TWC’s water supply consists of groundwater from wells and purchased treated and raw water from the Guadalupe-Blanco River Authority (“GBRA”). TWC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050, respectively. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of 7,602 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis County Public Utility Agency (“WTCPUA”) expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. TWC expects to meet customer demand for 2025 with TWC’s water supply which consists of groundwater from wells, surface water and purchased treated and raw water from the GBRA, based on current conditions.
In August 2023, SJWTX Holdings Inc.’s unregulated subsidiary, TWR, acquired eight wells and the associated water rights of KT Water Resources LLC (“KTR”). During the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. Accordingly, SJW Group reclassified $28.4 million related to indefinite-lived water rights from other intangible assets to utility plant intangible assets and $11.7 million from nonutility property to utility plant. These wells have been projected to yield an additional 6,000 acre-feet per year or more. Development of the KT Water System continues.
The Texas service area is currently experiencing drought conditions that result in water usage restrictions for customers. Significant future capital investment of transmission main and storage facilities in addition to developing additional supply sources is planned for 2025 and beyond.

Maine Water Supply
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040. MWC believes that it will be able to meet customer demand for 2025 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities.
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
The laws of the states in which Water Utility Services provide regulated services generally provide that municipalities, water districts, and/or other public agencies of state governments (each, a “Public Agency”) are authorized to engage in the ownership and operation of water systems. Such Public Agencies are empowered, under certain circumstances, to condemn properties, and/or exercise the right of eminent domain on property operated by privately owned public utilities, upon payment of just compensation. Furthermore, under California law, Public Agencies are authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems.
Under Connecticut law, any condemnation of water utility property by a Public Agency requires the approval of the PURA and under current Texas case law, a Public Agency may not exercise that right of eminent domain to take the entire operation of an investor-owned utility.
To the company’s knowledge, no Public Agency has any pending proceeding to condemn any part of its existing water systems, nor to exercise any eminent domain proceeding to take any of its property or operations.
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
In April 2024, the EPA issued new national primary drinking water regulations for six PFAS. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water systems for six PFAS chemicals under the Safe Drinking Water Act. The final regulation requires water systems to comply with PFAS monitoring and reporting requirements by 2027, and to comply with the maximum contaminant levels by 2029. SJW Group estimates capital expenditures of approximately $300 million for PFAS treatment based on finalized maximum contaminant levels.
Water Utility Services is currently in compliance with all state and local public health and environmental regulations applicable to their operations.
Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Capital Resources
In order to continue to achieve SJW Group’s mission of delivering life sustaining, high-quality water and exceptional service to families, businesses and communities, we are committed to attract, retain and develop the highest quality talent. We believe our employees are our most important asset. Throughout our organization, our employees embrace the company’s values of teamwork and respect, straight talk and transparency, integrity and trust, and service and compassion in everything we do. Employees participate in semi-annual employee engagement and satisfaction surveys providing feedback that enables the company to continually assess and implement initiatives to enhance employee satisfaction and retention. Through our board and its committees, we are empowered to address factors that impact our employee strategy and drive positive change in our company and our communities. Our human capital measures and objectives focus on providing a safe and productive work environment that has clear positive and ethical values; a culture that encourages high performance, respect for each other, and celebrates diversity; jobs that offer fair wages as benchmarked to the markets that we live and work in; competitive wages and benefits; and training and development opportunities that support our employees to establish and succeed in meaningful careers at SJW Group.
Basic Workforce Data
As of December 31, 2024, SJW Group had 822 full-time employees, of whom 395 were SJWC employees, 244 were CWC employees, 99 were TWC employees, and 84 were MWC employees. At SJWC, 241 employees are members of unions. Employees working for CWC, MWC and TWC are not represented by unions.
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
Community Involvement
In support of our mission as trusted, passionate and socially responsible professionals, we are dedicated to the people and the environment of the communities where we live, work, and serve. SJW Group provides various opportunities for our employees to participate in outreach programs from free virtual education programs for adults, employee-led courses for elementary school aged children, winter coat donation drives, environmental cleanups, community events, and grant programs supporting schools and fire departments. The Force for Good Foundation, established in 2024, is a non-consolidated not-for-profit corporation funded by SJW Group that plans to make contributions to selected charitable organizations with a focus on the communities served. SJWC and CWC also have matching donations for certain programs to further promote our employees’ involvement in their communities. In California, the SJWC Employees Community Fund is a 501(c)(3) charitable organization that uses funds from employee contributions and company matches to provide grants to non-profit organizations supported by our employees.
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

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our executive officers, as of February 27, 2025:

Name	Age	Offices and Experience
Willie Brown	57
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

Douwe Busschops	44
SJW Group—Chief Information Officer. Mr. Busschops serves as Chief Information Officer of SJW Group, SJWC, and CWC since December 2024. Previously, Mr. Busschops served as Vice President and Chief Information Officer for the Municipal Water division of Veolia North America from 2022 to 2024. Prior to this, Mr. Busschops held senior roles at SUEZ Water North America since 2013, including Vice President of Customer Experience. Mr. Busschops served as the Chairman of the Customer Experience Committee for the National Association of Water Companies from 2020 to 2021.

Bruce A. Hauk	54
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

Kristen A. Johnson	58
SJW Group—Senior Vice President and Chief Administrative Officer. Ms. Johnson serves as Senior Vice President since November 2022 and Chief Administrative Officer of SJW Group, since April 2020. Ms. Johnson also serves as Senior Vice President of Administration for CTWS and certain of its subsidiaries since November 2019. Ms. Johnson also serves as Senior Vice President and Chief Administrative Officer of SJWC and TWC, and as Senior Vice President of Administration for CWC and MWC, since April 2023. Previously, Ms. Johnson served as Director of Human Resources, Vice President of Human Resources and Vice President and Corporate Secretary of CTWS and its subsidiaries from 2007, 2008, and 2010, respectively. She served as the Corporate Secretary of The Maine Water Company until July 2020.

Tanya Moniz-Witten	53
SJWC—President. Ms. Moniz-Witten serves as President of SJWC since March 2024. Prior to joining SJWC, Ms. Moniz-Witten served as the Vice President, Electric Distribution Field Operations (New England) of National Grid from January 2021 to March 2024. Prior to joining National Grid, Ms. Moniz-Witten served in various roles at Pacific Gas and Electric Company, including up to Senior Director of Electric Distribution Field Operations (Bay / Central Region) from October 2019 to January 2021.

Craig J. Patla	57
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

Eric W. Thornburg	64
SJW Group—President, Chief Executive Officer and Chair of the Board. Mr. Thornburg serves as President and Chief Executive Officer of SJW Group and SJW Land Company, and Chief Executive Officer of SJWC and TWC since November 2017. Mr. Thornburg serves as Chair of the Board of Directors of SJW Group, SJWC, SJW Land Company, and TWC since April 2018, and Chair of the Board of Directors of SJWNE LLC, and CTWS and its subsidiaries since October 2019. Prior to joining SJW Group, Mr. Thornburg served as President and Chief Executive Officer of CTWS from 2006 until 2017, and Chair of the Board of CTWS from 2008 to 2017. Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004. From July 2004 to January 2006, Mr. Thornburg served as Central Region Vice President-External Affairs for American Water Works Corporation.

Andrew F. Walters	54
SJW Group—Chief Financial Officer and Treasurer. Mr. Walters serves as Chief Financial Officer and Treasurer of SJW Group, SJWC, SJW Land Company, and TWC since January 2022. Mr. Walters also serves as Chief Financial Officer of CTWS and its subsidiaries since April 2023. Mr. Walters served as Chief Corporate Development Officer and Integration Executive of SJW Group from November 2019 until January 2022, and previously served as Chief Administrative Officer of SJWC from January 2014 until January 2019. Mr. Walters also served as the Vice President of Business Planning of CWC and CTWS from November 2019 until January 2022. Prior to joining SJWC in 2014, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013. Prior to this, Mr. Walters served in the Investment Banking Division of Citigroup as managing director and head of infrastructure for the Americas and in other roles focused on mergers and acquisitions and capital raising for clients, since 1993.

Principal Accounting Officer of the Registrant
The following table summarizes the name, age, offices held and business experience for our principal accounting officer, as of February 27, 2025:

Name	Age	Offices and Experience
Ann P. Kelly	54
SJW Group—Chief Accounting Officer, Principal Accounting Officer. Ms. Kelly serves as Chief Accounting Officer and Principal Accounting Officer of SJW Group, and Chief Accounting Officer of SJWC, CTWS, TWC, CWC, and MWC since November 2024. Prior to joining SJW Group, Ms. Kelly was Executive Vice President Finance and Chief Financial Officer of American Electric Power (“AEP”) from November 2022 to September 2023, one of the nation’s largest pure play electric companies. From December 2014 to November 2022, Ms. Kelly served in various roles of increasing responsibility at UGI Corporation and its subsidiaries, a natural gas, propane, and electric power distribution company. Ms. Kelly also previously served as Vice President Finance and Chief Financial Officer, AmeriGas Propane, a UGI subsidiary.

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
Our Water Utility Services primarily represent the tariffed operations of our regulated utilities. Our operating revenue is generated primarily from the sale of water at rates authorized by applicable state public utility commissions (the “Regulators”). The Regulators set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of our regulated operations. Consequently, our revenue and operating results depend substantially upon the rates the Regulators authorize.
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
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities to reflect the actions of regulators as permitted by Financial Accounting Standards Board (“FASB”) ASC Topic 980—“Regulated Operations.” These actions may result in the recognition of revenues and expenses in time periods that are different from non-rate-regulated enterprises. In accordance with ASC Topic 980, Water Utility Services record deferred costs on the balance sheet as regulatory assets when it is probable that these costs will be recovered in the ratemaking process. Also, Water Utility Services record regulatory liabilities for amounts expected to be refunded to customers in the ratemaking process and for amounts collected in advance of the related expenditures. Please refer to Note 3 of the “Notes to Consolidated Financial Statements” for a summary of regulatory assets and liabilities. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets would need to be adjusted, which could have an adverse effect on our results of operations and financial condition.
Water Utility Services is subject to litigation risks concerning water quality and contamination.
In October 2023, CWC, a subsidiary of SJW Group in our Water Utility Services segment, was named as a defendant in a class action lawsuit alleging that the water provided by CWC contained contaminants. CWC is vigorously defending itself in this lawsuit. There can be no guarantee that additional lawsuits will not occur in the future. Any environmental or product-related lawsuit, including the class action against CWC, may require us to incur significant legal costs and we may not be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage. Pollution liability coverage is in place for the majority of the SJW Group locations and operations but is subject to exclusions and limitations. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
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
In December 2011, regulations concerning the flow of water in Connecticut’s rivers and streams were adopted. As promulgated, the regulations require that certain downstream releases be made from seven of CWC’s eighteen active reservoirs no later than ten years following the adoption of stream classifications by the Department of Energy and Environmental Protection

(“DEEP”). Currently, downstream releases are made at four locations. The next streamflow releases will be initiated by February 2028 and will affect two additional reservoirs. No groundwater supply wells are affected by the regulations.
DEEP has finalized stream classifications in all areas of Connecticut where CWC maintains and operates sources of supply. The Company remains engaged in the process in order to minimize the impact to our available water supply. Although modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings. Although costs associated with the regulations may be recovered in the form of higher rates and Connecticut law allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations, there can be no assurance PURA would approve rate increases to enable us to recover all such costs and surcharges.
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
Under the federal Safe Drinking Water Act, Water Utility Services is subject to regulation by the EPA relating to the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates, from time to time, nationally applicable standards, including maximum contaminant levels for drinking water. For example, in April 2024, the EPA issued new national primary drinking water regulations for PFAS. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water system for six PFAS chemicals under the Safe Drinking Water Act. The final regulation requires water systems to comply with PFAS monitoring requirements by 2027, and to comply with the maximum contaminant levels by 2029. Additional or more stringent requirements may be adopted by each state. There can be no assurance that Water Utility Services will be able to continue to comply with all water quality requirements.
Water Utility Services has implemented monitoring activities and installed specific water treatment improvements in order to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. New or more stringent environmental standards could be imposed that will raise Water Utility Services’ operating costs and capital expenditures, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants, additional procedures to further reduce levels of disinfection by-products, and more comprehensive measures to monitor, reduce or eliminate known or newly identified contaminants, such as PFAS. There are currently limited regulatory mechanisms and procedures available to us for the recovery of such costs and there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.
The impact of climate change and climate change laws and regulations have been passed and are being proposed that require compliance with greenhouse gas emissions standards, as well as other climate change initiatives, which could increase Water Utility Services’ operating costs and affect our business.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators, and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide. Climate change laws and regulations enacted and proposed limit greenhouse gases emissions from covered entities and require additional monitoring/reporting. We produce a corporate sustainability report, which provides an overview of our energy usage and greenhouse emissions. At this time, the existing greenhouse gases laws and regulations are not expected to materially impact Water Utility Services’ operations or capital expenditures. While regulation on climate change could change, the uncertainty of future climate change regulatory requirements still remains. We cannot predict the potential impact of future laws and regulations on our business, financial condition, or results of operations. Although these future expenditures and costs for regulatory compliance may be recovered in the form of higher rates, there can be no assurance that the various state utility commissions that govern our business would approve rate increases to enable us to recover such expenditures and costs.
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
We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate supply varies depending upon a variety of factors, many of which are partially or completely beyond our control, including:
•the amount of rainfall;
•the amount of water stored in reservoirs;
•underground water supply from which well water is pumped;
•availability from water wholesalers;
•changes in the amount of water used by our customers;
•water quality and availability of appropriate treatment technology;
•legal limitations on water use such as rationing restrictions during a drought;
•changes in prevailing weather patterns and climate; and
•population growth.
We purchase our water supply from various governmental agencies and others. Water supply availability may be affected by weather conditions, funding and other political and environmental considerations. In addition, our ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing our water production costs and adversely affecting our operating results if not recovered in rates on a timely basis. From time to time, we enter into water supply agreements with third parties and our business is dependent upon such agreements in order to meet regional demand. The parties from whom we purchase water maintain significant infrastructure and systems to deliver water to us. The maintenance of these facilities is beyond our control. If these facilities are not adequately maintained or if these parties otherwise default on their obligations to supply water to us, we may not have adequate water supplies to meet our customers’ needs.
If we are unable to access adequate water supplies, we may be unable to satisfy all customer demand, which could result in rationing. Rationing may have an adverse effect on cash flow from operations. We can make no guarantee that we will always have access to an adequate supply of water that will meet all required quality standards. Water shortages may affect us in a variety of ways. For example, shortages could:
•adversely affect our supply mix by causing us to rely on more expensive purchased water;
•adversely affect operating costs;
•increase the risk of contamination to our systems due to our inability to maintain sufficient pressure; and
•increase capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water.
We may or may not be able to recover increased operating and construction costs on a timely basis, or at all, for our regulated systems through the ratemaking process. We can give no assurance, as to whether we may be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for any groundwater contamination.
The concentration of our business in California and Connecticut makes us susceptible to adverse developments affecting these two states.
While SJW Group operates in multiple states, a significant majority of our revenues and earnings are generated by our California and Connecticut operations. As a result, our financial results are largely subject to political, regulatory, economic, water supply, weather, labor, and energy cost risks affecting California and Connecticut.
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
Information technology is key to the operation of Water Utility Services, including but not limited to payroll, general ledger activities, outsourced bill preparation and remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions, computer viruses and security breaches could prevent us from operating or monitoring our facilities, billing, and collecting cash accurately and timely analysis and reporting of financial results. In addition, we collect, process, and store sensitive data from our customers and employees, including personally identifiable information, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or may be breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed without our authorization, publicly disclosed, lost, or stolen which could result in legal claims or proceedings, violation of privacy laws or damage to our reputation and customer relationships. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached. We also rely on third-party technology vendors for critical services, including data hosting and infrastructure support. A failure or breach by these vendors could also expose our systems and sensitive information to unauthorized access or disruption. Further, ransomware and other forms of disruptive or disabling cyber-attacks targeting utility systems and other infrastructure are continuously increasing in sophistication, magnitude and frequency, and may not be recognized until launched against a target. The use of artificial intelligence by cybercriminals may increase the frequency and severity of cybersecurity attacks, including against us or our third-party vendors. Accordingly, we may be unable to anticipate these techniques or to entirely eliminate this risk. In addition, we may not be able to develop or acquire information technology that is competitive and responsive to the needs of our business, and we may lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency. These risks may escalate during periods of heightened geopolitical tension.
In addition, we must comply with privacy laws such as The California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA requires, among other things, covered companies to provide enhanced disclosures to California consumers and to afford such consumers certain privacy rights and consumer protections. The CCPA also establishes statutory damages for victims of data security breaches, and provides additional rights for consumers to obtain their data from any business that has their personally identifying information. We are anticipating updated and finalized implementing regulations under the CCPA that may impact our compliance obligations. We are also subject to other comprehensive state privacy laws with similar obligations, including the Connecticut Data Privacy Act and the Texas Data Privacy and Security Act. While some of these laws include limited exceptions for data collected by utilities, the exceptions generally do not remove all obligations imposed by the laws.
Moreover, additional federal and state privacy and cybersecurity laws and regulations have been passed or may be passed in the future, and they may have potential compliance obligations that impact our operations depending on whether we fall under their scope. The effects of these laws have been significant, requiring us to modify our data processing practices and policies and to incur costs and expenses for compliance. Any actual or perceived noncompliance with applicable data privacy or cybersecurity laws may lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach, and cause us to incur other significant costs, penalties, and other liabilities, as well as harm to our reputation.
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
As of December 31, 2024, 241 of our 822 total employees were union members. Most of our unionized employees are represented by the UWUA, except certain employees in the engineering department who are represented by the OE. Only employees at SJWC are union members. The current three-year bargaining agreements will expire on December 31, 2025.
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
Our business is capital-intensive. Expenditure levels for renewal and modernization of the system will grow at an increasing rate as components reach the end of their useful lives. In addition, EPA regulations impose maximum contaminant levels and monitoring requirements for the nation’s water systems for six PFAS chemicals under the Safe Drinking Water Act and will require an increase in capital expenditures. SJW Group’s subsidiaries fund capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, borrowings through lines of credit and debt financings, as well as equity financings by SJW Group. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.
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
We have incurred substantial indebtedness resulting in a higher debt-to-equity ratio, which may have the effect, among other things, of:
•reducing our flexibility to respond to changing business, industry and economic conditions;
•increasing borrowing costs;
•limiting growth through capital expenditures and acquisitions;
•placing us at a competitive disadvantage relative to other companies in our industry with less debt;
•potentially having an adverse effect on our issuer and issue ratings;
•requiring additional cash flow to be used to service debt instead of for other purposes; and
•potentially impairing our ability to obtain other financing.
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
Our borrowings include certain financial covenants regarding a maximum debt to equity ratio and an interest coverage requirement for us and certain subsidiaries. In the event the relevant borrower exceeds the maximum debt to equity ratio or interest coverage requirement, we may be restricted from issuing future debt. Additionally, certain covenants include restrictions on cash dividends paid based on restricted net assets. Further, we have issued certain revenue bonds that contain affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds, and limitations and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreement. Failure to comply with any of the covenants in our existing or future debt agreements could result in a default under those agreements and under other existing agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements, which would have an adverse effect on our business operations and financial condition.
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
In order to satisfy the ring-fencing commitments, SJW Group formed SJWNE LLC a wholly owned special purpose entity (“SPE”), to own the capital stock of CTWS. The SPE, CTWS and its subsidiaries (collectively, the “CTWS Entities”) adopted certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”). As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intercompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates will result from the merger. This ring-fencing structure also subjects SJW Group and the CTWS Entities to certain governance, operational and financial restrictions since the closing of the merger. Accordingly, SJW Group may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Furthermore, the CTWS Entities’ directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, our financial condition, results of operations and prospects may be materially adversely affected.
Our business strategy, which includes acquiring water systems and expanding non-tariffed services, will expose us to new risks which could have a material adverse effect on our business.
Our business strategy focuses on the following:
•Regional regulated water utility operations (includes water and wastewater);
•Regional non-tariffed water utility related services provided in accordance with the guidelines established by the applicable state public utility commissions; and
•Out-of-region water and utility related services.
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
An impairment in the carrying value of our goodwill could negatively impact our consolidated results of operations and financial condition.
We have significant amounts of goodwill resulting from the acquisition of businesses. As of December 31, 2024, consolidated goodwill totaled $640.3 million, or 14% of our total assets. Goodwill represents the excess of amounts paid for acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances could include changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. If certain factors arise, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which an impairment of our goodwill is determined. Any such charge could have a material adverse impact on our results of operations and financial condition.
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
We anticipate continuing to pay a regular quarterly dividend, though any such determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our credit agreements and other debt instruments that limit our ability to pay dividends to stockholders, and other factors the board of directors deems relevant. The board of directors of SJW Group may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely.

SJW Group is a holding company that depends on cash flow from its subsidiaries to meet its financial obligations and pay dividends on its common stock.
As a holding company, we conduct substantially all of our operations through subsidiaries and our only significant assets are investments in those subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet SJW Group’s debt service obligations and to pay dividends on our common stock. Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on SJW Group’s debt or to provide SJW Group with funds for dividends. Our subsidiaries only pay dividends if and when declared by their respective boards of directors. Additionally, our subsidiaries may be subject to restrictions on their ability to pay dividends to us, including under state law, pursuant to regulatory commitments, and under their credit agreements and other debt instruments. In this regard, the CTWS Entities are limited from paying dividends to us in certain circumstances under PURA and MPUC regulatory commitments. Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary. Any inability of our subsidiaries to pay us dividends may have a material and adverse effect on our ability to pay dividends to our stockholders, meet our financial obligations, or make additional investments.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also make it more difficult for stockholders to influence our policies or may reduce the rights of stockholders.
SJW Group’s Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of SJW Group. These provisions could also make it more difficult for our stockholders to remove or replace directors or take other corporate actions. These provisions include, but are not limited to, the following:
•Authorizing the Board of Directors to issue “blank check” preferred stock;
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
Furthermore, SJW Group’s Certificate of Incorporation provides, unless the company consents in writing to the selection of an alternate forum, (a) a state or federal court located within the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of SJW Group, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of SJW Group to the company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine; and (b) the U.S. federal district courts is the sole and exclusive forum for any claim arising under the Securities Act of 1933 (unless such provision is deemed illegal, invalid or unenforceable, in which case the sole exclusive state court forum for any claim arising under the Securities Act of 1933 will be the Court of Chancery in the State of Delaware). Such “exclusive forum” provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with SJW Group or its directors, officers or other employees, which may discourage such lawsuits.
We may not be able to maintain adequate insurance coverage at reasonable costs, or at all, to cover all losses incurred in our operations.
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize potential liabilities arising from our operations. Our insurance programs have varying coverage limits, deductibles, exclusions and maximums, and our insurance coverages include: worker’s compensation, employer’s liability, damage to our property, general liability, pollution liability, cybersecurity, and automobile liability. Each policy includes either deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured. The insurance companies may also seek to challenge, reduce or deny any claims we submit, which may prevent us from recovering fully the losses we incurred. In addition, insurance companies may increase premiums or deductibles or reduce coverage limits based on factors that are beyond our control, including industry trends, financial conditions of insurance companies and catastrophic events such as wildfire, earthquake and pandemic. There can be no assurance that we can secure all necessary or appropriate insurance in the future, or that such insurance can be obtained at reasonable cost, or at all.

General Risk Factors
We operate in areas subject to natural disasters, and we may be the target of terrorist activities and other physical threats.
We operate in areas that are prone to earthquakes, fires, floods, extreme weather and other natural disasters. A significant seismic event in northern California, where the majority of our operations are concentrated, or other natural disaster in northern California, Connecticut, Texas or Maine could adversely impact our ability to deliver water to our customers and our costs of operations. A major disaster could damage or destroy our capital assets, harm our reputations and adversely affect our results of operations. The Regulators have historically allowed utilities to establish catastrophic event memorandum accounts as a possible mechanism to recover costs, such as the CEMA memorandum account in California. However, we can give no assurance that our regulators, or any other commission, would allow any such cost recovery mechanism in the future.
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
It is possible that wildfires and other fire hazards may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that might be occurring as a result of changed weather patterns. The effects of these natural disasters in California’s drought-prone areas, such as the Santa Cruz Mountains, the watershed of which SJWC owns approximately 6,400 acres and where SJWC typically obtains approximately up to 10% of its water supply, may temporarily compromise its surface water supply resulting in disruption in our services and litigation which could adversely affect our business, operating results, and financial condition.
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
While we maintain a business insurance policy, such policy includes limitation and retention that may reduce, or in some cases eliminate, our ability to recover all or a substantial portion of the losses and damages due to wildfire. Our inability to rely fully on insurance coverage may negatively impact our results of operations. Losses by insurance companies resulting from wildfires may also cause insurance coverage for wildfire risks to become more expensive or unavailable under reasonable terms, and our insurance may be inadequate to recover all our losses incurred in a wildfire. Furthermore, we might not be allowed to recover in our rates any increased costs of wildfire insurance or the costs of any uninsured wildfire losses.
The price of our common stock may be volatile and may be affected by market conditions beyond our control.
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include volatility of the general stock market or the utility index, regulatory developments, public announcement or market assumptions of material developments in strategic transactions, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic event(s) or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public stocks in part because they seek reliable dividend payments. If there is an oversupply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.
We must continue to attract and retain qualified technical and managerial personnel in order to succeed.
Our future success depends substantially upon our ability to attract and retain highly skilled technical, operational and financial managers. There is significant competition for such personnel in our industry. Our ability to recruit and retain qualified personnel depends on many factors, including but are not limited to, our ability to provide competitive compensation and benefit packages, availability of talents in our industry, general workforce trends and macroeconomic conditions. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could have an adverse effect on our business, as our management team has knowledge of our industry and customers and would be difficult to replace. We believe we offer competitive compensation and benefits as well as conduct succession planning and provide opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to grow and operate profitably.

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

Item 2.Properties
The properties of SJWC consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 6,400 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.3 billion gallons, 2,487 miles of transmission and distribution mains, distribution storage of approximately 0.20 billion gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
SJWC maintains all of its properties in good operating condition in accordance with customary practice for a water utility. SJWC’s groundwater pumping stations have a production capacity of approximately 0.26 billion gallons per day and the present capacity for taking purchased water is approximately 0.08 billion gallons per day. The surface water collection system has a physical delivery capacity of approximately 0.04 billion gallons per day. During 2024, a maximum and average of 0.13 billion gallons and 0.09 billion gallons of water per day, respectively, were delivered to the system.
The properties of CTWS consist of land, easements, rights (including water rights), buildings, reservoirs with a capacity of approximately 9.4 billion gallons, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, 2,331 miles of transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, CWC and MWC are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.
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
The properties of TWC consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, wells, supply lines, water treatment plants, pumping plants, 826 miles of transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout its service area. TWC maintains a service area that covers approximately 271 square miles located in the southern region of the Texas hill country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties. The majority of the service area surrounds an 8,200-surface acre reservoir, Canyon Lake. TWC production wells have the ability to pump a combined 5.8 billion gallons annually. TWC has contracts for 2 billion gallons of untreated surface water and 0.48 billion gallons of treated surface water from the GBRA annually, and 0.11 billion gallons of treated surface water from LCRA. TWC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. TWC maintains 89 storage tanks with a total storage capacity of 0.02 billion gallons. TWC owns and operates four wastewater treatment plants with a combined capacity of 337,000 gallons per day. In August 2023, TWR acquired eight wells and the water rights of KTR. During the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. These wells have been projected to yield an additional 6,000 acre-feet per year or more.
Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use. A substantial portion of treatment, storage and distribution properties owned by MWC are subject to indentures that secure bonds, notes and other evidence of long-term indebtedness.
As of December 31, 2024, SJW Land Company and Chester Realty, Inc. own approximately 101 acres of property in the State of California and 23 acres of property in State of Connecticut.

Item 3.Legal Proceedings
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business. In October 2023, CWC, a subsidiary of SJW Group, was named as a defendant in a putative class action lawsuit alleging that the water provided by CWC contained contaminants. The case is currently pending in the State of Connecticut Superior Court. CWC is vigorously defending itself in this lawsuit.
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of Multi-District Litigation (“MDL”), that commenced on December 7, 2018, in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP, Chemgaurd, Inc., and BASF Corporation. SJW Group is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted.

Item 4.Mine Safety Disclosures
None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since November 8, 2024, SJW Group’s common stock has been trading on the Nasdaq Global Select Market under the symbol “SJW.” Prior to November 8, 2024, SJW Group’s common stock was traded on the New York Stock Exchange. As of February 20, 2025, there were 255 record holders of SJW Group’s common stock, excluding those shares held in street or nominee name.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2024. The comparison assumes $100 was invested on December 31, 2019 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2019	2020	2021	2022	2023	2024
SJW Group	100	100	107	122	100	77
Water Utility Index	100	115	144	123	111	106
S&P 500 Index	100	118	152	125	158	197
The Water Utility Index is the eight water company Water Utility Index prepared by Wells Fargo Securities, LLC. The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
The following discussion and analysis of our financial condition and results of operations should be read together with “Forward-Looking Statements,” Part 1, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and notes included under Item 8 of this Annual Report on Form 10-K. The following sections include a discussion of results for the year ended December 31, 2024 compared to the year ended December 31, 2023. Unless otherwise provided herein, the comparative results for the year ended December 31, 2023 with for the year ended December 31, 2022 may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Business Strategy
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
Regional Non-tariffed Activities
Non-tariffed services provided by SJW Group’s subsidiaries include water system operations, maintenance agreements, antenna site leases under agreements with municipalities and other utilities, wholesale water service to adjacent utilities, wastewater services, and Linebacker©, an optional service line protection program covering a limited amount of the cost of repairs for leaking or broken water and wastewater service lines and in-home plumbing to eligible residential customers in Connecticut and water service lines to eligible residential customers in Maine.
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
Reportable Segment
Together, SJWC, excluding the Cupertino service concession arrangement operations, CWC, MWC and TWC are referred to as “Water Utility Services,” which is our single reportable segment. Other business activities that are not separately reportable segments are SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, NEWUS, SJW Land Company and Chester Realty, Inc. and are collectively referred to as “Other Services.”
Critical Accounting Estimates
SJW Group has identified accounting estimates delineated below as estimates critical to its business operations and the understanding of the results of operations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. SJW Group bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 2 of “Notes to Consolidated Financial Statements.” SJW Group’s critical accounting estimates are as follows:
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records regulatory assets for incurred costs that are deemed probable of recovery from customers. Also, Water Utility Services recognizes regulatory liabilities for amounts expected to be refunded to customers in the rate-making process and for amounts collected in advance of the related expenditures. Regulatory assets or liabilities are also recognized for special revenue programs such as WCMA and WRA in accordance with guidance on alternative revenue programs under ASC Topic 980, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period. The WCMA allows SJWC to track revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reduction. SJWC records the lost revenue captured in the WCMA balancing accounts, including amounts related to a 20-basis point reduction in the authorized return on equity per the terms of the WCMA. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. WRA, a decoupling mechanism authorized by PURA for CWC, mitigates risks associated with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or sur-credit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings. Application of ASC Topic 980, including determining whether recovery is probable, requires significant judgement by management and includes assessing evidence that may exist prior to regulatory authorization, including regulatory rules and decisions, historical ratemaking practices, and other facts and circumstances that would indicate the recovery or refund is probable. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to asset removal costs, the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, pensions and other postretirement benefits, and employee benefit costs. The disallowance of any asset in future ratemaking, including regulatory assets, would require Water Utility Services to immediately recognize the impact of the costs for financial reporting purposes. There were no material disallowances recognized during the years ended December 31, 2024, 2023 and 2022.

Recognition of Balancing and Memorandum Accounts
Balancing and memorandum accounts are primarily utilized by our California operations. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for expense items for which revenue offsets have been authorized. Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Balancing accounts are currently being maintained for the following items in California: purchased water, purchased power, groundwater extraction charges, pensions, group health insurance, and general rate case and cost of capital true-ups. The amount in the water production balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. The pension and group health insurance balancing accounts are intended to capture the difference between actual expense and the amount approved in rates by the CPUC. The general rate case true-up accounts are a result of revenue shortfalls authorized for collection or refund by the CPUC due to delayed rate case and cost of capital decisions. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
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
Goodwill
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. SJW Group performed an impairment analysis as of October 1, 2024. The qualitative assessment found no indicators of impairment and therefore SJW Group did not perform the quantitative impairment test. No impairments occurred during the years ended December 31, 2024, 2023 or 2022.
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
SJWC employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. SJWC also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges, pension costs, and group health insurance expenses for later rate recovery. Regulatory risk in California is mitigated by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service, and in some cases interim rate relief is allowed in the event of regulatory lag. The CPUC permits its regulated utilities to acquire other utilities if the proposed sale and asset purchase transaction is determined to be in the public interest. Under Public Utilities Code § 2720, the purchase price, subject to a reasonable test involving appraisals from the acquirer as well as the Public Advocates Office, represents the Fair Market Value. Upon CPUC approval, acquiring utilities can include the Fair Market Value in rate base.
Pursuant to Connecticut regulations, CWC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Connecticut. Additionally, to mitigate regulatory lag for pipeline replacement and conservation related projects, the Connecticut State Legislature has approved WICA that allows for a surcharge to be added to customer bills semi-annually for certain eligible pre-approved projects. The intended purpose of WICA is to enable the acceleration of the rate of replacement and/or rehabilitation of existing water system infrastructure to mitigate the effect of decay of aging water systems and promote conservation measures. In order to incentivize water utilities to conserve water, the Connecticut State Legislature created WRA in Connecticut in 2013. With the passage, CWC is no longer incentivized to sell more water and can encourage conservation of precious resources, removing financial disincentives to pursue water conservation.
Pursuant to Texas regulation, TWC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Texas, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months. Additionally, to mitigate regulatory lag for capital improvements, Texas has implemented its first SIC. The SIC allows TWC to earn a return on some of its capital improvements made after 2020 through a surcharge to its customers. The SIC is a cost recovery mechanism that was adopted by the PUCT in 2021 and avoids the immediate need for a general rate case. The PUCT permits the acquisition of utilities using a process termed the Fair Market Value. This process brings in three appraisers to determine the market value of a system which the acquiring utility can apply as the value of utility plant included in rate base. In addition, after recent legislation the PUCT adopted rules allowing the application of the Filed Rate Doctrine. This allows water utilities the option of applying their previously approved rates to the customers of newly acquired systems, which encourages consolidation by minimizing rate case expenses.
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
Infrastructure Investment
The water utility business is capital-intensive. In 2024 and 2023, company-funded capital improvements were $353,029 and $271,772, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $451,000 in 2025 and $1,900,000 over the next five years for capital improvements. SJW Group funds these expenditures through a variety of sources, including earnings received from operations, debt and equity financing, and other borrowings. SJW Group relies upon lines of credit to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our successful 2024 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. See discussion below under “Liquidity and Capital Resources” for additional information on capital expenditures.
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
In April 2024, the EPA issued new national primary drinking water regulations for six PFAS substances. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water system for six PFAS chemicals under the Safe Drinking Water Act. The final regulation requires water systems to comply with PFAS monitoring and reporting requirements by 2027, and to comply with the maximum contaminant levels by 2029. SJW Group estimates capital expenditures of approximately $300,000 for PFAS treatment based on finalized maximum contaminant levels. See discussion below under “Liquidity and Capital Resources” for additional information on capital expenditures.
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
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2024, production expenses accounted for 51% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted. However, for SJWC, the FCBA mitigates the cost of the water supply from changes and variations in quantities from each of these sources which affect the overall mix of the water supply.
Customer Growth
Customer growth in Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. We did not have any cash outflows for business acquisitions in 2024. During 2023 and 2022, we had cash outflows of 7,537 and $433, respectively, for business acquisitions which we believe will allow SJW Group to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety, and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect our results of operations.
The following is the change in customer usage in 2024 compared to 2023:
•SJWC residential usage increased 6.7% and business usage increased 5.8%.
•TWC residential and business usage decreased 13.0%.
•CWC residential usage increased 1.1% and business usage increased 2.9%.

•MWC residential usage increased 3.4% and business usage increased 14.6%.

For the year ended December 31, 2024, SJWC’s residential usage was lower by 9.3% and business usage was higher by 2.6%, respectively, than the amount authorized in our 2022-2024 general rate case. SJWC’s service area is currently under a voluntary 15% reduction of water consumption from its water wholesaler. To address the difference between conservation usage and authorized usage in the rate case, the CPUC has approved the activation of the WCMA. The WCMA is a temporary revenue protection mechanism, due to the voluntary 15% water reduction request, which tracks the divergence between authorized versus actual consumption in a balancing account for future recovery.
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
SJWC believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and purchased imported water, will be sufficient to meet customer demand for 2025. In addition, SJWC actively works with Valley Water to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CWC and MWC believe that they will be able to meet customer demand for 2025 with their existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities. TWC expects to meet customer demand for 2025 with TWC’s water supply which consists of groundwater from wells, surface water and purchased treated and raw water from the GBRA.

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
Overview
SJW Group’s consolidated net income for the year ended December 31, 2024 was $93,967, compared to $84,987 for the same period in 2023. This represents an increase of $8,980 or 11%, from 2023. The increase in net income was primarily driven by rate increases in California and Connecticut, higher customer usage, decreases in the allowance for credit losses, lower income tax expense attributable to a tax accounting method change, partially offset by higher water production expenses, higher administrative and general expenses, and higher depreciation and amortization expense primarily related to new utility plant additions.

Operating Revenue
SJW Group has a single reportable segment, Water Utility Services. All other business activities not separately reportable are included in “Other Services.” Effective in the fourth quarter of 2024, management updated its segment presentation and no longer presents a separate reportable segment for Real Estate Services. Prior period information has been recast to conform to the current period presentation. Operating revenue for the Water Utility Services reportable segment and Other Services was as follows:
Operating Revenue

	2024	2023	2022
Water Utility Services	$732,580	652,045	603,000
Other Services	15,859	18,318	17,698
Total operating revenue	$748,439	670,363	620,698
The change in consolidated operating revenue was due to the following factors:

	2024 vs. 2023 Increase/(decrease)		2023 vs. 2022 Increase/(decrease)
Water Utility Services:
Consumption changes	$14,861	2%	$(5,933)	(1)%
Increase in customers	2,532	—%	3,929	—%
Rate increases for:
Pass-through water costs[1]	26,057	4%	22,320	4%
All other increases[2]	36,076	5%	23,045	4%
Regulatory mechanisms[3]	(6,633)	(1)%	5,684	1%
Service and other revenue	7,642	2%	—	—%
Other Services	(2,459)	—%	620	—%
Total change in operating revenue	$78,076	12%	$49,665	8%
____________________
(1)    Consists of rate increases specifically associated with changes in the water supply costs that are passed through to customers.
(2)    Primarily associated with general rate cases and related annual escalation adjustments, infrastructure surcharges, and cost of capital adjustments.
(3)    Excludes portion attributable to rate increases, which are shown in the rate increase lines above.
2024 vs. 2023
The revenue increase consists of $80,535 from Water Utility Services offset by a decrease of $2,459 from Other Services.
The revenue increase for Water Utility Services is primarily due to an increase in authorized rates in California and Connecticut, which resulted in an additional $36,076 in revenue, an increase in rates of $26,057 attributable to water supply costs that are passed through to customers, an increase of $14,861 due to higher usage, an increase of $2,532 from new customers, and increases in services and other revenue of $7,642, partially offset by decreases of $6,633 in other regulatory mechanisms and a decrease of $2,459 in Other Services. The decrease in Other Services is primarily attributable to lower real estate activity.
2023 vs. 2022
The revenue increase consists of $49,045 from Water Utility Services and $620 from Other Services.
The revenue increase for Water Utility Services is primarily due to an increase in authorized rates in California and Maine which resulted in $23,045 of additional revenue, an increase in rates of $22,320 attributable to water supply costs that are passed through to customers, an increase of $3,929 from new customers, and regulatory mechanisms of $5,684, partially offset by decreases of $5,933 due to lower usage.

Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and the number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2024	2023	2022
Residential and business	$625,080	557,659	501,111
Industrial	5,099	4,693	5,229
Public authorities	27,446	23,755	22,027
Others	55,494	54,166	47,896
Balancing and memorandum accounts and other regulatory mechanisms	11,819	11,772	26,736
Service and other revenue	7,642	—	—
	$732,580	652,045	602,999
Number of Customers

	2024	2023	2022
Residential and business	384,619	383,126	379,781
Industrial	592	591	586
Public authorities	2,370	2,387	2,351
Others	11,060	10,983	10,910
	398,641	397,087	393,628
Operating Expense
Operating expense is summarized below:
Operating Expense

	2024	2023	2022
Water Utility Services	$560,364	506,923	473,142
Other Services	10,513	10,408	13,255
Unallocated Corporate	7,059	3,597	3,323
	$577,936	520,928	489,720

The change in consolidated operating expenses was due to the following factors:

	2024 vs. 2023 Increase/(decrease)
Water production expenses:
Change in surface water use	$5,181	1%
Change in usage	10,254	2%
Change in new customers	(156)	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	25,035	5%
Balancing and memorandum account cost recovery	(4,492)	(1)%
Total water production expenses	35,822	7%
Administrative and general	7,174	2%
Maintenance	5,572	1%
Property taxes and other non-income taxes	1,453	—%
Depreciation and amortization	6,987	1%
	$57,008	11%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. Surface water is sourced from SJWC’s 6,400 acres of watershed in the Santa Cruz mountains. SJWC’s FCBA mitigates the cost of the water supply from changes and variations in quantities from each of these sources which affect the overall mix of the water supply. The water rates for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase revenues to offset the rate increase.
CWC’s water sources vary among the individual systems, but overall, approximately 60% of the total dependable yield comes from surface water supplies and 40% from wells. In addition, CWC has water supply agreements to supplement its water supply with RWA and MDC that expire in 2058 and 2053, respectively.
TWC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. TWC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of 7,602 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has raw water supply agreements with the LCRA and WTCPUA expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
In August 2023, SJWTX Holdings Inc.’s unregulated subsidiary, TWR, acquired eight wells and the water rights of KTR, for a total cost of $40,061. During the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. Accordingly, SJW Group reclassified $28,386 related to indefinite lived water rights from other intangible assets to utility plant intangible assets and $11,684 from nonutility property to utility plant. These wells have been projected to yield an additional 6,000 acre-feet per year or more. TWC staff is currently working on acquiring easements and routing of the waterline and infrastructure needed to get this water into our Triple Peak water system to serve existing customers and planned new developments.
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

The following table presents the sources of water supply:

	Source of Water Supply
	2024	2023
	(billion gallons)
Purchased water	17.8	19.5
Groundwater	18.6	14.6
Surface water	11.8	12.4
Reclaimed water	0.8	0.8
	49.0	47.3
Average water production expense per billion gallons	$5.956 million	$5.420 million
The percentages of water supply by source excluding reclaimed water by state is presented below:

	Purchased Water		Groundwater		Surface Water
	2024	2023	2024	2023	2024	2023

California	48%	54%	41%	32%	9%	12%
Connecticut	6%	6%	39%	36%	55%	58%
Maine	2%	2%	6%	7%	91%	91%
Texas	13%	17%	37%	34%	50%	49%
Water production in 2024 increased by 1.7 billion gallons from 2023. The changes are primarily attributable to changes in consumption by customers driven primarily by weather conditions in our service areas.
The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2025, 2024 and 2023 was $7.194 million, $6.411 million, and $5.644 million per billion gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $6.840 million, $6.058 million, and $5.290 million per billion gallons for Valley Water’s fiscal years 2025, 2024 and 2023, respectively.
CWC has an agreement with RWA to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of 50 years upon becoming effective. In addition, CWC is able, but under no obligation, to purchase up to one million gallons of water per day at the then-current wholesale rates per the agreement, $3.1 million per billion gallons as of December 31, 2024. CWC has an agreement with MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of 50 years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC has agreed to purchase 0.28 billion gallons of water annually from MDC at the published retail rate, three dollars and eighty cents per hundred cubic feet as of December 31, 2024.
MWC has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. MWC guarantees a minimum consumption of 0.05 billion gallons of water annually. Water sales to MWC are billed at a wholesale discount of twenty cents per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was one dollar and fifty-one cents per hundred cubic feet as of December 31, 2024.
The various components of operating expenses are discussed below.
Water production expenses
Water production expenses increased $25,035 due to higher per unit costs paid for purchased water, groundwater extraction, energy price charges and other production expenses, $10,254 due to higher customer usage, and an increase of $5,181 as a result of decreased availability of California surface water in 2024 compared to 2023, offset by a decrease of $4,492 in water production balancing and memorandum accounts for the FCBA.

Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.
Administrative and general expense increased $7,174 in 2024, or 2% of total operating expenses from 2023, primarily due to expenses associated with certain acquisition evaluation and due diligence activities of $3,393, and an increase for pension expense, contracted work, and inflationary increases, offset by decreases in the allowance for credit losses of $6,082 and higher allocations to construction activities.
Maintenance Expense
Maintenance expenses increased $5,572 in 2024 or 1% of total operating expenses from 2023, primarily due to higher maintenance expenses related to contracted work for others, security expenses, and adjustments to certain regulatory assets as a result of the final decision in the Connecticut general rate case.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2024 increased $1,453 from 2023. The increase was primarily the result of an increase in property taxes due to utility plant additions and payroll taxes due to increases in wages and headcount.
Depreciation and Amortization
Depreciation and amortization expense increased $6,987 in 2024 from 2023. The increases were primarily due to increases in depreciation related to new utility plant additions.
Other Income and Expense
The change in other (expense) income in 2024 compared to 2023 was primarily due to lower income from certain service and other activities, an increase in interest expense due to higher average balances and interest rates, and higher charitable contributions, offset by higher benefits from the non-service component of pension cost.
SJW Group’s consolidated weighted-average cost of long-term debt, including the amortization of debt issuance costs, was 4.12% and 3.97% for the years ended December 31, 2024 and 2023. Cost of borrowing on the lines of credit averaged 6.44% and 6.29% for the years ended December 31, 2024 and 2023, respectively.
Provision for Income Taxes
Income tax expense for 2024 was $8,970, compared to $5,956 in 2023. The effective consolidated income tax rate was 9% for 2024 and 7% for 2023. The increase in the effective income tax rate was primarily due to the year-over-year effect of the higher uncertain tax position reserve release in 2023 and tax deficiencies related to share-based payments in 2024, partially offset by the benefit of a tax accounting method change in 2024.
Please refer to Note 7, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of income tax computed at the federal statutory rate to actual income tax expense.
Other Comprehensive Income
The change in other comprehensive income in 2024 compared to 2023 was primarily due to the change in the benefit obligation for CWC’s supplemental executive retirement plan primarily as a result of changes in the discount rate and the unrealized gain on its investments.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Management believes that the collection rate for its accounts receivables will continue to improve as service disconnections return to normal. On December 28, 2023, SJWC submitted the application through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customer accounts greater than 60-days past due as of December 31, 2022. We received $9,130 in the second quarter of 2024 under the State of California Water and Wastewater Arrearages Payment Program.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. In 2024, SJW Group and its subsidiaries obtained $185,329 in funds from new long-term debt and $85,008 in funds from equity issuances. From these amounts, SJW Group funded its 2024 capital expenditure programs, refinanced certain short and long-term borrowings, and funded working capital. See Note 4 and Note 6 of “Notes to Consolidated Financial Statements” for discussion on the equity and debt financing activities of SJW Group. In addition, SJW Group paid cash dividends of $52,132 during the year ended December 31, 2024.
In 2024, the common dividends declared and paid on SJW Group’s common stock represented 55% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 325 consecutive quarters and the annual dividend amount has increased in each of the last 57 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2024, SJW Group generated cash flow from operations of $195,526 compared to $190,831 in 2023. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items. Cash flow from operations increased in 2024 by $4,695. The increase was primarily due to a combination of the following factors: (1) an increase of $36,057 due to higher net income adjusted for non-cash items, (2) an increase of $4,060 attributable to tax accruals, and (3) an increase of $2,568 for other assets and liabilities, offset by (4) an up-front service concession fee payments related to Cupertino for $23,900, and (5) a decrease in collections against our regulatory assets and liabilities, which generated a decrease of $14,090.
Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2024, increased by $17,823 from the same period in the prior year, primarily as a result of an increase in company-funded capital expenditures of $81,257, an increase for developer-funded capital expenditures of $7,324, and an increase of $1,333 in utility plant retirement costs, offset by higher proceeds from sales of assets of $40,339 (primarily from the sale of SJW Land Company’s Tennessee real estate assets), lower additions to nonutility assets of $24,215, and a decrease of $7,537 in business acquisitions year over year.
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024, increased by $17,140 from the same period in the prior year, primarily as a result of increase in cash proceeds from long-term debt, an increase in cash receipts of advances and contributions in aid of construction and issuances of common stock, partially offset by an increase in the amount of net repayments on our lines of credit, and an increase in payments of dividends. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, during years when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.
SJW Group and its subsidiaries have unsecured bank lines of credit totaling $350,000 as of December 31, 2024. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percentage of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital” below.
Budgeted Capital Expenditures
Water Utility Services has budgeted 2025 capital expenditures of approximately $451,000, excluding capital expenditures financed by customer contributions and advances. The 2025 budget is comprised of as follows:

Budgeted Capital Expenditures 2025
SJWC	$199,000
CWC	99,000
TWC	133,000
MWC	20,000
Total capital expenditures	$451,000
The 2025 capital expenditures budget is concentrated in main replacements. Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,900,000 in capital expenditures, which includes replacement of pipes and mains, maintaining water systems, and installing approximately $300,000 in PFAS treatment. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval.

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
In addition to these capital expenditures, Water Utility Services expects to incur approximately $105,000 over the next five years, including $22,000 in 2025, in capitalizable costs associated with cloud-based computing arrangements.
Sources of Capital
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
Short-term Financing Arrangements
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of December 31, 2024, and 2023 are as follows:

		2024			2023
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	August 2, 2029
SJW Group		$50,000	3,000	47,000	10,000
SJWC		140,000	44,000	96,000	56,000
CTWS		90,000	30,000	60,000	53,000
TWC		20,000	—	20,000	2,500
Total syndicated credit agreement		300,000	77,000	223,000	121,500
CTWS credit agreement	August 2, 2028	10,000	2,124	7,876	10,000
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
		$350,000	119,124	230,876	171,500
In August 2024, SJW Group, SJWC, TWC, and CTWS entered into an amendment to its $300,000 credit agreement with JPMorgan Chase Bank and a syndicate of banks, which provided, among other matters, for an extension of the maturity date from August 2, 2028 to August 2, 2029.
CTWS does not intend to renew its $40,000 credit agreement following repayment at maturity in 2025.
Cost of borrowing on the lines of credit averaged 6.44% and 6.29% for the years ended of December 31, 2024 and 2023, respectively.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2024, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
For additional information on SJW Group’s lines of credit, see Note 5 of “Notes to Consolidated Financial Statements.”

Long-term Financing Arrangements
SJW Group’s and its subsidiaries’ long-term debt activities are for purposes of refinancing short-term borrowings, funding capital expenditures and working capital, and repayments of maturing long-term debt. The following table summarizes the long-term debt issuances and repayments for the year ended December 31, 2024:

	Issuance (Repayment)	Activity Date	Maturity Date
SJWC:
Senior note, Series B, 7.37%	$(30,000)	January 2024	January 2024
Senior note, Series J, 6.54%	(10,000)	February 2024	February 2024
Senior note, Series Q, 5.63%	75,000	July 2024	July 2054
CTWS:
Bank term loan, 4.09%	(1,434)	2024	December 2027
Bank term loan, 4.15%	(635)	2024	August 2037
CWC:
Senior note, Series 2023, 6.46%	25,000	January 2024	January 2054
Senior note, Series 2024, 5.78%	50,000	August 2024	July 2054
State revolving fund loan, 2.00%	327	October 2024	July 2044
MWC:
First Mortgage Bond, Series G, 8.95%	(900)	2024	December 2024
State revolving fund loans, various series, 0.00%-2.58%	(1,504)	2024	2025-2048
Bank term loan, 4.24%	(4,500)	December 2024	December 2024
Bank term loan, 6.473%	15,000	December 2024	November 2054
TWC:
Bank term loan, 6.473%	20,000	December 2024	November 2054
	$136,354
On November 15, 2023, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $25,000 of its 6.46% Senior Notes, Series 2023 (“Series 2023 Notes”). The Series 2023 Notes are unsecured obligations of CWC and are due on January 15, 2054. Interest is payable semi-annually in arrears on January 15th and July 15th of each year. The closing of the notes purchase agreement occurred on January 22, 2024.
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
On July 31, 2024, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $50,000 of its 5.78% Senior Notes, Series 2024 (“Series 2024 Notes”). The Series 2024 Notes are unsecured obligations of CWC and are due on July 31, 2054. Interest is payable semi-annually in arrears on January 31st and July 31st of each year. The closing of the notes purchase agreement occurred in August 2024.
On December 6, 2024, MWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $15,000 at a fixed interest rate of 6.47%. The note is an unsecured obligation of MWC due on November 20, 2054. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
On December 6, 2024, TWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $20,000 at a fixed interest rate of 6.47%. The note is an unsecured obligation of TWC due on November 20, 2054. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. In January 2025, TWC amended the existing master loan agreement to modify one of the financial covenants. All of the other terms and conditions remain the same.
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of December 31, 2024, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
For additional information, see Note 6 of “Notes to Consolidated Financial Statements.”
Equity Financing Arrangements
In March 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company offered and sold shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. The Equity Distribution Agreement was replaced by a new equity distribution agreement in October 2024, as discussed below. Through the Equity Distribution Agreement, SJW Group issued and sold 3,151,433 shares of common stock at a weighted average price of $67.80 for a total net proceeds of $208,838 over the life of the agreement.
On October 29, 2024, SJW Group entered into an equity distribution agreement (the “New Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. Since the inception of the New Equity Distribution Agreement, SJW Group has issued and sold 375,513 shares of common stock at a weighted average price of $55.46 for a total net proceeds of $20,167 and has $179,175 of aggregate gross sales price of shares remaining to issue under the New Equity Distribution Agreement as of December 31, 2024.
For the year ended December 31, 2024, SJW Group issued and sold a total of 1,522,289 shares of common stock with a weighted average price of $57.15 per share and received $85,008 in net proceeds under the aforementioned equity distribution agreements.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2024 and 2023 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. SJW Group, CTWS and CWC were put on negative watch on September 19, 2023. Standard & Poor’s noted the change in outlook is due to recent regulatory and legislative developments in Connecticut that are not consistent with Standard & Poor’s view of the regulatory framework for investor-owned utilities.
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

SJW Group’s contractual obligations and commitments as of December 31, 2024 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$790,000	—	15,000	15,000	760,000
Bank term loans, Water Utility Services	221,295	—	5,000	17,020	199,275
Advances for construction, SJWC (1)	58,495	2,997	5,706	5,386	44,406
California Pollution Control Financing Authority Revenue Bond, SJWC	70,000	—	—	—	70,000
Connecticut Innovations Revenue Bonds, CWC	22,050	—	—	22,050	—
State revolving fund loans, CWC	327	16	33	33	245
State revolving fund loans, MWC	12,763	1,490	2,234	2,142	6,897
Senior notes, SJW Group	560,000	—	—	310,000	250,000
Bank term loans, CTWS	14,389	2,158	3,368	1,536	7,327
Seller financing debt, TWC (2)	29,000	—	1,133	2,145	25,722
Total contractual cash obligation	$1,778,319	6,661	32,474	375,312	1,363,872
Total interest on contractual obligations	$1,207,854	70,226	137,185	132,157	868,286
___________________________________
(1)     As of December 31, 2024, advances for construction were $155,397 of which $64,920 was related to non-refundable advances for construction and $31,983 was related to advances which are refundable based on service connections made.
(2)    The timing of payments on the seller financing shown in the table above reflects management’s current estimate. The actual timing of payments will be based upon the actual quantities of groundwater produced from the acquired wells.
With regard to uncertain tax positions, no such amounts are reflected in the table above since we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For further discussion on uncertain tax positions, please see Note 7 of “Notes to Consolidated Financial Statements.”
Water Supply Agreements
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2024, 2023 and 2022, SJWC purchased from Valley Water 17.0 billion gallons ($117,698), 18.3 billion gallons ($111,173) and 18.2 billion gallons ($96,793), respectively, of contract water. On June 12, 2024, Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2025. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18.9 billion gallons ($135,975) of water at the current contract water rate of $7.19 million per billion gallons in the year ending December 31, 2025. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available. The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2025, 2024 and 2023 was $7.194 million, $6.411 million, and $5.644 million per billion gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $6.840 million, $6.058 million, and $5.290 million per billion gallons for Valley Water’s fiscal years 2025, 2024 and 2023, respectively.
SJWC also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater. Valley Water determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the Valley Water groundwater extraction charge, SJWC also incurs power costs to pump the groundwater from the basin.
CWC has an agreement with RWA to purchase water. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of 50 years upon becoming effective. CWC will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, CWC has the option, but is under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement ($3.1 million per billion gallons as of December 31, 2024). CWC has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of 50 years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC has agreed to purchase 0.28 billion gallons of water annually from MDC. The rate charged by the MDC at December 31, 2024 were three dollars and eighty cents per hundred cubic feet.
MWC has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. MWC guarantees a minimum consumption of 50 million gallons of water annually. Water sales to MWC are billed at a wholesale discount of twenty cents per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was one dollar and fifty-one cents per hundred cubic feet as of December 31, 2024.
TWC has long-term contracts with the GBRA. The agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with 7,602 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided GBRA gives TWC a 60-day written notice on the proposed adjustment. TWC also has raw water supply agreements with the LCRA and WTCPUA expiring in 2059 and 2046, respectively, for 350 acre-feet of water per each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Employee Benefit Arrangements
SJWC and CTWS sponsor noncontributory defined benefit pension plans and provide health care and life insurance benefits for retired employees. In 2024, SJWC and CTWS contributed $8,007 and $7 to the pension plans and other postretirement benefit plans, respectively. In 2025, SJWC and CTWS expect to make required and discretionary cash contributions of up to $6,680 to the pension plans and other postretirement benefit plans. The amount of required contributions for years thereafter is not actuarially determinable.
SJWC’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, SJWC is committed to pay approximately $2,176 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CWC’s other benefit obligations include employees’ postretirement benefits, supplemental executive retirement agreements and deferred compensation agreements and plan. Future payments may fluctuate depending on the contribution rates of employees into the deferred compensation plan and the life span of the retirees and as current officers and executives retire. Under these benefit plans, CWC is committed to pay approximately $1,332, annually to former officers and directors.
Recently Adopted Accounting Pronouncements and New Accounting Pronouncements
See Note 2 of “Notes to Consolidated Financial Statements” for a discussion of recently adopted accounting pronouncements and new accounting pronouncements issued and pending adoption.

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SJW Group
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for the financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company is subject to rate regulation by state utility regulatory agencies (the “Commissions”), which have jurisdiction with respect to the rates of the Company’s water and wastewater services. Management has determined it meets the requirements under generally accepted accounting principles to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as depreciable utility plant; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense.
The Commissions establish rates for the purpose of permitting the recovery of the cost of service and a return on investment. The Company’s rates are subject to regulatory ratemaking processes. The Company records deferred costs and credits on the consolidated balance sheets as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Company through the ratemaking process.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s financial statement line items and disclosure impacted by rate regulation and the high degree of subjectivity involved in assessing the impact of regulatory decisions on the financial statements. Management judgments include assessing the probability of (1) recovery in future rates of incurred costs and (2) the requirement to refund amounts to customers. Given that management’s accounting judgements are based on consideration of evidence, such as regulatory rules and decisions, past practice, and the uncertain outcomes of future regulatory decisions, auditing these judgements required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and pervasive impact on the financial statements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation include the following, among others:
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
February 27, 2025
We have served as the Company’s auditor since 2020.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Utility plant:
Land	$44,657	41,415
Depreciable plant and equipment	4,249,314	3,967,911
Construction work in progress	179,486	106,980
Intangible assets	51,604	35,946
Total utility plant	4,525,061	4,152,252
Less accumulated depreciation and amortization	1,036,450	981,598
Net utility plant	3,488,611	3,170,654

Nonutility properties and real estate investments	1,314	13,350
Less accumulated depreciation and amortization	98	194
Net nonutility properties and real estate investments	1,216	13,156

Current assets:
Cash and cash equivalents	11,114	9,723
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $1,172 and $6,551 in 2024 and 2023, respectively	68,679	67,870
Income tax	5,953	5,187
Other	7,059	3,684
Accrued unbilled revenue	60,847	49,543
Assets held for sale	—	40,850
Prepaid expenses	10,297	11,110
Current regulatory assets	18,172	4,276
Other current assets	8,593	6,146
Total current assets	190,714	198,389
Other assets:
Regulatory assets, less current portion	224,055	235,910
Investments	18,087	16,411
Postretirement benefit plans	66,422	33,794
Other intangible asset	—	28,386
Goodwill	640,311	640,311
Other	28,893	8,056
Total other assets	977,768	962,868
Total assets	$4,658,309	4,345,067

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2024	2023
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2024 and 2023; issued and outstanding 33,629,169 shares in 2024 and 32,023,004 shares in 2023	$34	32
Additional paid-in capital	827,796	736,191
Retained earnings	537,184	495,383
Accumulated other comprehensive income	1,960	1,791
Total stockholders’ equity	1,366,974	1,233,397
Long-term debt, less current portion	1,706,904	1,526,699
Total capitalization	3,073,878	2,760,096
Current liabilities:
Lines of credit	119,124	171,500
Current portion of long-term debt	3,648	48,975
Accrued groundwater extraction charges, purchased water and power	25,118	24,479
Accounts payable	56,256	46,121
Accrued interest	17,476	15,816
Accrued payroll	15,193	12,229
Current regulatory liabilities	1,122	3,059
Other current liabilities	23,236	20,795
Total current liabilities	261,173	342,974
Deferred income taxes	276,043	238,528
Advances for construction	155,397	146,582
Contributions in aid of construction	340,738	326,451
Postretirement benefit plans	45,063	46,836
Regulatory liabilities, less current portion	483,719	461,108
Other noncurrent liabilities	22,298	22,492
Commitments and contingencies
Total capitalization and liabilities	$4,658,309	4,345,067

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2024	2023	2022
Operating revenue	$748,439	670,363	620,698
Operating expense:
Production Expenses:
Purchased water	158,568	135,982	122,334
Power	11,457	9,602	8,889
Groundwater extraction charges	73,146	62,980	56,158
Other production expenses	48,851	47,636	45,409
Total production expenses	292,022	256,200	232,790
Administrative and general	105,830	98,656	95,404
Maintenance	31,301	25,729	30,734
Property taxes and other non-income taxes	35,928	34,475	32,572
Depreciation and amortization	112,855	105,868	104,417
Gain on sale of nonutility properties	—	—	(6,197)
Total operating expense	577,936	520,928	489,720
Operating income	170,503	149,435	130,978
Other (expense) income:
Interest on long-term debt and other interest expense	(71,390)	(66,144)	(58,062)
Pension non-service credit (cost)	3,769	(1,230)	5,023
Other, net	55	8,882	4,385
Income before income taxes	102,937	90,943	82,324
Provision for income taxes	8,970	5,956	8,496
Net income	93,967	84,987	73,828
Other comprehensive income:
Unrealized (loss) gain on investment, net of taxes of $(163) in 2024, $166 in 2023 and $(188) in 2022	(442)	530	(511)
Adjustment to pension benefit plans, net of taxes of $0 in 2024, $80 in 2023 and $793 in 2022	611	(216)	2,151
Comprehensive income	$94,136	85,301	75,468
Earnings per share
—Basic	$2.87	2.69	2.44
—Diluted	$2.87	2.68	2.43
Weighted average shares outstanding
—Basic	32,701,292	31,575,197	30,304,557
—Diluted	32,779,573	31,663,274	30,423,735

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2021	30,181,348	$30	606,392	428,260	(163)	1,034,519
Net income	—	—	—	73,828	—	73,828
Unrealized loss on investment, net of tax effect of $(188)	—	—	—	—	(511)	(511)
Adjustment to pension benefit plans, net of taxes of $793	—	—	—	—	2,151	2,151
Share-based compensation	—	—	4,791	(150)	—	4,641
Issuance of restricted and deferred stock units	54,243	—	(1,354)	—	—	(1,354)
Employee stock purchase plan	36,585	—	2,091	—	—	2,091
Common stock issuance, net of costs	529,736	1	39,084			39,085
Dividends paid ($1.44 per share)	—	—	—	(43,582)	—	(43,582)
Balances, December 31, 2022	30,801,912	31	651,004	458,356	1,477	1,110,868
Net income	—	—	—	84,987	—	84,987
Unrealized gain on investment, net of tax effect of $166	—	—	—	—	530	530
Adjustment to pension benefit plans, net of taxes of $80	—	—	—	—	(216)	(216)
Share-based compensation	—	—	4,647	(55)	—	4,592
Issuance of restricted and deferred stock units	67,164	—	(2,259)	—	—	(2,259)
Employee stock purchase plan	34,122	—	2,141	—	—	2,141
Common stock issuance, net of costs	1,119,806	1	80,658	—	—	80,659
Dividends paid ($1.52 per share)	—	—	—	(47,905)	—	(47,905)
Balances, December 31, 2023	32,023,004	32	736,191	495,383	1,791	1,233,397
Net income	—	—	—	93,967	—	93,967
Unrealized loss on investment, net of tax effect of $(163)	—	—	—	—	(442)	(442)
Adjustment to pension benefit plans, net of taxes of $0	—	—	—	—	611	611
Share-based compensation	—	—	5,623	(34)	—	5,589
Issuance of restricted and deferred stock units	41,023	—	(1,212)	—	—	(1,212)
Employee stock purchase plan	42,853	—	2,188	—	—	2,188
Common stock issuance, net of costs	1,522,289	2	85,006	—	—	85,008
Dividends paid ($1.60 per share)	—	—	—	(52,132)	—	(52,132)
Balances, December 31, 2024	33,629,169	$34	827,796	537,184	1,960	1,366,974

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2024	2023	2022
Operating activities:
Net income	$93,967	84,987	73,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,050	108,138	106,439
Deferred income taxes	10,355	(8,510)	(3,244)
Stock-based compensation	5,623	4,647	4,791
Allowance for equity funds used during construction	(2,362)	(2,114)	(1,551)
Loss (gain) on sale of nonutility properties and other assets	572	—	(6,197)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and accrued unbilled revenue	(12,663)	(10,869)	(8,222)
Accounts payable and other current liabilities	4,241	492	(1,388)
Accrued groundwater extraction charges, purchased water and power	639	4,772	2,507
Tax receivable and payable, and other accrued taxes	(18,355)	(22,415)	(11,954)
Postretirement benefits	(4,400)	(1,549)	(7,108)
Regulatory assets and liabilities excluding income tax temporary differences and postretirement benefits	(1,812)	12,278	1,714
Up-front service concession payments	(23,900)	—	—
Other noncurrent assets and liabilities	21,042	20,756	17,923
Other changes, net	7,529	218	(1,339)
Net cash provided by operating activities	195,526	190,831	166,199
Investing activities:
Additions to utility plant:
Company-funded	(353,029)	(271,772)	(218,784)
Contributions in aid of construction	(24,179)	(16,855)	(22,935)
Additions to nonutility assets and real estate investments	(29)	(24,244)	(631)
Payments for business acquisitions	—	(7,537)	(433)
Cost to retire utility plant, net of salvage	(3,430)	(2,097)	(2,520)
Proceeds from sale of assets	40,572	233	975
Net cash used in investing activities	(340,095)	(322,272)	(244,328)
Financing activities:
Borrowings from lines of credit	242,000	146,415	158,779
Repayments of lines of credit	(295,260)	(134,493)	(62,197)
Long-term borrowings	185,329	70,000	55,000
Repayments of long-term borrowings	(48,975)	(4,347)	(89,177)
Dividends paid	(52,132)	(47,905)	(43,582)
Receipts of advances and contributions in aid of construction	33,070	22,425	23,820
Refunds of advances for construction	(2,963)	(2,763)	(2,859)
Issuance of common stock, net of issuance costs	85,008	80,659	39,085
Other changes, net	(117)	(1,171)	(515)
Net cash provided by financing activities	145,960	128,820	78,354
Net change in cash and cash equivalents	1,391	(2,621)	225
Cash and cash equivalents, beginning of year	9,723	12,344	12,119
Cash and cash equivalents, end of year	$11,114	9,723	12,344

Cash paid (refunded) during the year for:
Interest	$73,268	67,508	63,677
Interest, net of amounts capitalized	$69,744	64,608	58,974
Income taxes	$(598)	23,020	6,853
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$41,692	35,904	22,561
Utility property installed by developers	$2,465	3,341	2,433
Proceeds receivable from sale of real estate investments	$2,801	—	—
Accrued selling expenses on sale of real estate investments	$2,177	—	—
Seller financing in asset acquisition, net of discount	$—	15,400	—

See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2024, 2023 and 2022
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
SJW Group is a holding company that conducts its business through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), SJWTX Holdings, Inc., SJW Land Company, SJWNE LLC, and National Water Utility Service, LLC (“NWU”). SJWTX Holdings, Inc. is a holding company for its wholly owned subsidiaries, SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly owned subsidiaries are The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. NWU is the contracting entity for shared services among the SJW Group affiliates formed in October 2024. SJW Group, through its wholly owned subsidiaries, primarily provides water utility and other related services in California, Connecticut, Maine and Texas. SJW Group has business in property management and real estate investment activity conducted by SJW Land Company and Chester Realty, Inc.
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
Depreciable Utility Plant and Equipment
The major components of depreciable plant and equipment as of December 31, 2024 and 2023 are as follows:

	2024	2023
Source of supply	$228,621	207,537
Pumping plant	301,280	284,308
Water treatment plant	367,836	354,617
Transmission and distribution plant	3,015,978	2,820,358
General plant	335,599	301,091
Total depreciable plant and equipment	$4,249,314	3,967,911

Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Source of supply	20 to 100 years
Pumping plant	5 to 70 years
Water treatment plant	5 to 62 years
Transmission and distribution plant	10 to 100 years
General plant	5 to 68 years
For the years 2024, 2023 and 2022, depreciation expense as a percentage of the beginning of the year balance of depreciable plant was 2.9%, 2.9% and 3.3%, respectively. Depreciation expense for utility plant for the years ended December 31, 2024, 2023 and 2022 was $111,575, $104,325 and $99,413, respectively. The cost of utility plant retired (less salvage) is charged to accumulated depreciation and no gain or loss is recognized. To the extent SJW Group recovers retirement costs through rates during the life of the associated asset and before the costs are incurred, these amounts result in a regulatory liability being reported based on the amounts previously recovered through customer rates until the costs to retire those assets are incurred.
Allowance For Funds Used During Construction (“AFUDC”)
AFUDC represents the capitalized costs of borrowed funds or a return on equity funds used to finance utility plant under construction and is capitalized as part of construction work in progress. AFUDC is recorded to the extent approved by the respective states’ utility regulators and is recovered through water rates as the utility plant depreciates. The amount of AFUDC debt capitalized in 2024, 2023 and 2022 was $3,524, $2,900 and $4,703, respectively. Interest on long-term debt is presented net of AFUDC debt capitalized on the Consolidated Statements of Comprehensive Income. The amount of AFUDC equity capitalized in 2024, 2023 and 2022 was $2,362, $2,114 and $1,551, respectively, reflected in “Other, net” on the Consolidated Statements of Comprehensive Income.
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
The major components of nonutility properties and real estate investments are as follows as of December 31:

	2024	2023
Land	$915	4,137
Wholesale water supply assets	—	8,465
Buildings and improvements	399	748
Subtotal	1,314	13,350
Less: accumulated depreciation and amortization	98	194
Total	$1,216	13,156
Depreciation on buildings and improvements for real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.

In March 2023, SJW Land Company entered into a broker agreement to sell its warehouse buildings and land property located in Knoxville, Tennessee. The company reclassified the Tennessee properties from held-and-used to held-for-sale at March 31, 2023. The company recorded the Tennessee properties at the lower of their carrying value or estimated fair value less cost to sell, and also stopped recording depreciation on assets held for sale. SJW Group’s broker provided the estimated fair value of the Tennessee properties. No impairment was recorded as the estimated fair value less cost to sell exceeded carrying value.
In 2024, in two separate transactions, SJW Land Company completed the sale of the Tennessee properties for an aggregate of $44,000. The net pre-tax loss associated with these transactions for the year ended December 31, 2024 was $969 and is included in the “Other, net” line on the consolidated statements of comprehensive income. A portion of the proceeds from these sales totaling $2,801 is being held in escrow pending completion of certain post-closing obligations. Following these two transactions, SJW Group does not have any other assets classified as held for sale.
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
In August 2023, a non-regulated subsidiary, TWR, acquired eight wells and the associated water rights of KT Water Resources, LLC, as discussed in Note 14, “Acquisitions.” In connection with a transaction in the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. Accordingly, SJW Group reclassified $28,386 related to indefinite-lived water rights from other intangible assets to utility plant intangible assets and $11,684 from nonutility property to utility plant.
Business Combinations and Asset Acquisitions
SJW Group applies the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 805—“Business Combinations” for the accounting related to business and asset acquisitions. First, SJW Group applies the guidance in Topic 805 to determine whether a transaction represents a business combination or an acquisition of assets. If the transaction is a business combination, Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the transaction is an acquisition of assets, the cost of the transaction, including transaction costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. While SJW Group uses best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. For business combinations, Topic 805 provides for a measurement period from the acquisition date of up to one year, during which we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Consolidated Statements of Comprehensive Income. Accounting for business combinations and asset acquisitions requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired company’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. See Note 14, “Acquisitions” for further information on business combinations and asset acquisitions.
Impairment of Long-Lived Assets and Goodwill
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment when changes in circumstances or events indicate that the carrying amount of the assets may not be recoverable. In assessing qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant company-specific events. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. No impairments occurred during 2024 and 2023.
Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. Indefinite-lived intangible assets, other than goodwill, are not amortized but are tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of indefinite-lived intangible assets below their carrying amount. In performing impairment tests of goodwill and indefinite-lived intangible assets, SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. As of October 1, 2024, SJW Group performed qualitative assessments of both goodwill and indefinite-lived intangible assets and found no indicators of impairment and therefore did not perform quantitative impairment tests. No impairments of goodwill or indefinite-lived intangible assets occurred during 2024, 2023 or 2022.
Cash and Cash Equivalents
Cash and cash equivalents primarily consisted of cash on deposit with banks and short-term, highly liquid investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable are recorded at the invoiced amounts. The allowance for uncollectible accounts is SJW Group’s best estimate of credit losses in its existing accounts receivable and is determined based on current expected losses. The estimate is based on historical loss information adjusted for current conditions. Accounts balances are written off against the allowance when it is probable the receivable will not be recovered or is over a certain number of days outstanding. During the second quarter of 2024, SJW Group recorded a reduction to its allowance for credit losses of $7,822, of which $3,960 resulted in a reduction to regulatory assets and $3,862 was recorded through administrative and general expense ($2,782 net of tax or $0.08 per diluted share).
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
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. The value of these contracts is based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Investments” on SJW Group’s Consolidated Balance Sheets. As of December 31, 2024 and 2023, the value of the company owned life insurance was $8,944 and $8,220, respectively, of which $4,294 and $3,937, respectively, was related to assets to fund CTWS’ supplemental retirement plan agreements. See discussion on pension plans in Note 11, “Benefit Plans.”

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
Advances for Construction and Contributions in Aid of Construction
In California, advances for construction received after 1981 are primarily refunded ratably over 40 years. In Connecticut and Maine, advances for construction are refunded as services are connected to the main over periods not exceeding 15 years and in Texas advances for construction are non-refundable. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2025	$2,997
2026	2,898
2027	2,808
2028	2,741
2029	2,645
Thereafter	44,406
As of December 31, 2024, advances for construction totaled $155,397 including $64,920 in non-refundable advances and $31,983 in advances that will be refunded based on service connections made, though the timing of these refunds cannot be estimated. As of December 31, 2024 and 2023, the fair value of the advances for construction refunded ratably over 40 years is $43,718 and $40,915, respectively.
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
As of December 31, 2024 and 2023, the asset retirement obligation is as follows:

	2024	2023
Estimated future retirement costs	$4,303	4,198
Discount rate	6%	6%
Retirement obligation, present value	$887	862
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

SJW Group also recognizes revenue under ASC Topic 980-605-25—“Alternative Revenue Programs.” Under programs established by the CPUC and Public Utilities Regulatory Authority of Connecticut (“PURA”), allowing for automatic adjustment of future rates, the company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months of the year-end in which the revenue is recognized. A reserve, based on an estimate of actual usage over the recovery period, is recorded for any amounts SJW Group estimates will not be collected within the 24-month period. SJW Group’s alternative revenue programs include SJWC’s Water Conservation Memorandum Account (“WCMA”) and CWC’s Water Rate Adjustment mechanism (“WRA”). See further discussion on WCMA and WRA in Note 3, “Regulatory Matters.”
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
Detail of SJW Group’s revenue components are as follows for the years ended December 31:

	2024	2023	2022
Revenue from contracts with customers	$736,326	678,168	586,918
Alternative revenue programs, net	6,181	3,634	(1,312)
Other balancing and memorandum accounts and regulatory mechanisms, net	(153)	(17,123)	29,487
Rental income	6,085	5,684	5,605
	$748,439	670,363	620,698
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenue and administrative and general expenses. For the years ended December 31, 2024, 2023 and 2022, the surcharge was $3,668, $4,085 and $6,121, respectively.
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
The compensation cost for service-based restricted stock awards is charged to income on a straight-line basis over the requisite service period, which is the vesting period. For performance-based stock awards, compensation expense is charged to income on a straight-line basis over the requisite service period based on expected attainment of performance targets. Changes in the estimates of the expected attainment of performance targets will result in a change in the number of shares that are expected to vest which may cause a cumulative catch up for the amount of share-based compensation expense during each reporting period in which such estimates are altered. Forfeitures are accounted for as they occur.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under SJW Group’s employee stock purchase plans. Restricted common stock units of 8,075, 14,193 and 25,127 as of December 31, 2024, 2023 and 2022, respectively, were excluded from the diluted earnings per share calculation as their effect would have been antidilutive.
Related-Party Transaction
The Force for Good Foundation, established in 2024, is a non-consolidated not-for-profit corporation funded by SJW Group that plans to make contributions to selected charitable organizations. For the year ended December 31, 2024, SJW Group made contributions of $3,000, which are included as an expense in the “Other, net” line of the Consolidated Statements of Comprehensive Income.
New Accounting Standards

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
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
During the year ended December 31, 2024, SJW Group adopted ASU 2023-07, “Improvements to Reportable Segment Disclosures,” retrospectively. Refer to Note 13. Segment Reporting for the required disclosures.

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
ASU 2024-03 “Disaggregation of Income Statement Expenses”
The ASU requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The ASU requires disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization in interim and annual reporting periods. Further, other amounts already required to be disclosed in accordance with current U.S. GAAP would be included in the same disclosure as the other disaggregation requirements. Additionally, the ASU requires qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclosure of selling expenses in annual periods and an entity’s definition of selling expenses.

The ASU is effective for SJW Group for its annual financial statements for the year ending December 31, 2027 and for interim reporting periods for the year ending December 31, 2028. Early adoption is permitted.
			Prospective, with retrospective application also permitted.	SJW Group is currently evaluating the requirements of ASU 2024-03.

Note 3.Regulatory Matters
Regulation
Water Utility Services, excluding non-tariffed activities, are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations under ASC Topic 980, which affects the timing of the recognition of certain revenues and expenses. SJW Group’s consolidated financial statements reflect the actions of regulators in the rate-

making process. The rate-making process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity.
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
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. SJWC’s Full Cost Balancing Account (“FCBA”) tracks water supply costs and energy consumption. The Monterey Water Revenue Adjustment (“MWRAM”) balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
SJWC also maintains memorandum accounts to track impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reduction, both mandatory and voluntary. SJWC records the lost revenue captured in the WCMA balancing accounts, including amounts related to a 20-basis point reduction in the authorized return on equity per the terms of the WCMA. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. Mandatory water conservation requirements from Santa Clara Valley Water District (“Valley Water”) ended on April 11, 2023, which also ended SJWC’s Mandatory Conservation Plan, that included drought allocations and surcharges. On October 2, 2023, the CPUC approved the continuation of WCMA and Water Conservation Expense Memorandum Account under the voluntary call for conservation effective April 20, 2023. All balancing accounts and memorandum accounts not included for recovery or refund in current customer rates will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first. On December 19, 2024, the CPUC issued General Rate Case Decision No. 24-12-077, which approved a recovery of $15,792 in balancing and memorandum accounts from customers through a 12-month surcharge effective January 1, 2025.
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

Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of December 31:

	2024	2023
Regulatory assets:
Income tax temporary differences (a) (q)	$180,103	157,669
Unrecognized pensions and other postretirement benefits (b) (q)	3,177	24,593
Business combinations debt premium (c) (q)	12,313	14,855
Employee benefit costs (d) (q)	6,370	9,815
MWRAM (e)	9,985	9,361
Customer Assistance Program (“CAP”) balancing account (f)	6,599	5,457
Catastrophic event memorandum accounts (“CEMA”) (g)	986	4,819
2022 general rate case interim memorandum account (h)	3,392	4,571
Revenue adjustment mechanisms (n) (q)	5,024	—
Water supply costs (i)	—	583
Other (j)	14,278	8,463
Total regulatory assets	242,227	240,186
Less: current regulatory asset (k)	18,172	4,276
Total regulatory assets, less current portion	$224,055	235,910
Regulatory liabilities:
Cost of removal (l)	$364,398	346,418
Future income tax benefits due to customers (m)	84,128	88,610
Unrecognized pensions and other postretirement benefits (b)	27,872	20,196
Employee benefit costs (d)	1,137	—
Revenue adjustment mechanisms (n)	1,122	5,536
Water supply costs (i)	3,386	—
Other (o)	2,798	3,407
Total regulatory liabilities	484,841	464,167
Less: current regulatory liabilities (p)	1,122	3,059
Total regulatory liabilities, less current portion	$483,719	461,108
___________________________________
(a)Consists primarily of temporary income tax differences that are flowed through to customers, which will be recovered in future rates as these temporary differences reverse. The company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the lives of the plant assets, which are between 5 to 100 years.
(b)Represents actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain pension and other postretirement benefit plans.
(c)Consists of debt fair value adjustments recognized through purchase accounting for the completed merger with CTWS in 2019.
(d)Includes deferrals of pension and other postretirement benefit expense, cost of accrued benefits for vacation, and group health insurance.
(e)MWRAM is described in the previous section.
(f)Represents costs associated with SJWC’s CAP.
(g)The CPUC has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The balances primarily relate to expenses associated with SJWC’s response to COVID-19, including bad debt.
(h)Represents the difference between revenues collected in interim rates in effect as of January 1, 2022 and revenues that would result from rates authorized in SJWC’s 2022 general rate case retroactive to January 1, 2022.
(i)Reflects primarily SJWC’s FCBA which tracks differences in actual water supply costs compared to amounts assumed in base rates, including applicable changes and variations in costs and quantities that affect the overall mix of the water supply.
(j)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations, tank painting, well reconditioning and rate case expenses.
(k)As of December 31, 2024, primarily relates to SJWC’s balancing and memorandum account surcharge in accordance with Decision No. 24-12-077 and the current portion of CWC’s deferred well redevelopment and rate case costs. As of December 31, 2023, primarily relates to the current portion of MWRAM.
(l)Represents amounts collected in rates from customers for estimated costs to retire assets at the end of their expected useful lives before the costs are incurred.

(m)On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act”) was signed into law. The Tax Act included a reduction in the federal income tax rate from 35% to 21%. The rate reduction was effective on January 1, 2018 and resulted in a regulatory liability for the excess deferred income taxes. The benefit of amortization of excess deferred income taxes flows back to the customers under current normalization rules and agreed upon methods with the commissions.
(n)Consists of WRA and WCMA, which are described in the previous section.
(o)Other includes other balancing and memorandum accounts, other regulatory mechanisms and accrued tank painting costs.
(p)Primarily relates to the current portion of WRA.
(q)Generally not earning a return either by interest on the regulatory asset or as a component of rate base at the allowed rate of return.

Note 4.Capitalization
SJW Group is authorized to issue 70,000,000 shares of common stock of $0.001 par value per share. At December 31, 2024 and 2023, 33,629,169 and 32,023,004, respectively, shares of common stock were issued and outstanding.
As of December 31, 2024 and 2023, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.
In March 2023, SJW Group entered into Amendment No. 1 to the equity distribution agreement (the “Equity Distribution Agreement”), dated November 17, 2021, between SJW Group and J.P. Morgan Securities LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company offered and sold shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $240,000. The Equity Distribution Agreement was replaced by a new equity distribution agreement in October 2024, as discussed below. Through the Equity Distribution Agreement, SJW Group issued and sold 3,151,433 shares of common stock at a weighted average price of $67.80 for a total net proceeds of $208,838 over the life of the agreement.
On October 29, 2024, SJW Group entered into an equity distribution agreement (the, “New Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. Since the inception of the New Equity Distribution Agreement, SJW Group has issued and sold 375,513 shares of common stock at a weighted average price of $55.46 for a total net proceeds of $20,167 and has $179,175 of aggregate gross sales price of shares remaining to issue under the New Equity Distribution Agreement as of December 31, 2024.
For the year ended December 31, 2024, SJW Group issued and sold a total of 1,522,289 shares of common stock with a weighted average price of $57.15 per share and received $85,008 in net proceeds under the aforementioned equity distribution agreements.

Note 5.Lines of Credit
SJW Group and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of December 31, 2024 and 2023 are as follows:

		2024			2023
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	August 2, 2029
SJW Group		$50,000	3,000	47,000	10,000
SJWC		140,000	44,000	96,000	56,000
CTWS		90,000	30,000	60,000	53,000
TWC		20,000	—	20,000	2,500
Total syndicated credit agreement		300,000	77,000	223,000	121,500
CTWS credit agreement	August 2, 2028	10,000	2,124	7,876	10,000
CTWS credit agreement	May 15, 2025	40,000	40,000	—	40,000
		$350,000	119,124	230,876	171,500
SJW Group, SJWC, TWC, and CTWS have entered into a $300,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), Wells Fargo Bank, National Association, as Documentation Agent, and a syndicate of banks dated August 2, 2022. Proceeds of borrowings under the Credit Agreement will be used for refinancing existing debt, working capital, and general corporate purposes. The Credit Agreement had a maturity date of August

2, 2027. On August 2, 2023, SJW Group, SJWC, TWC, and CTWS entered into the First Amendment to the Credit Agreement with JPMorgan Chase Bank which provided for, among other matters, an extension of the maturity date from August 2, 2027 to August 2, 2028. On August 2, 2024, SJW Group, SJWC, TWC, and CTWS entered into the Second Amendment to the Credit Agreement with JPMorgan Chase Bank which provided for, among other matters, an extension of the maturity date from August 2, 2028 to August 2, 2029.
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
The weighted-average interest rate on short-term borrowings outstanding at December 31, 2024 was 6.08% compared to 6.48% at December 31, 2023.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2024, SJW Group and its subsidiaries were in compliance with all covenants on the lines of credit.

Note 6.Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Rate	Maturity	2024	2023
SJW Group Senior notes (a)	2.47% - 3.53%	2029 - 2039	$560,000	560,000
SJWC:
Senior notes (a)	3.00% - 7.20%	2026 - 2054	505,000	470,000
California Pollution Control Financing Authority Revenue Bond	4.75%	2046	70,000	70,000
Total SJWC			575,000	540,000
CTWS bank term loans	4.09%, 4.15%	2027, 2037	14,389	16,457
CWC:
Connecticut Innovations Revenue Bonds, variable rate		2028 - 2029	22,050	22,050
Senior notes (a)	3.07% - 6.46%	2037 - 2054	270,000	195,000
State revolving fund loans	2.00%	2044	327	—
Bank term loans	4.04% - 4.75%	2028 - 2036	96,295	96,295
Total CWC			388,672	313,345
TWC:
Senior note (a)	6.27%	2036	15,000	15,000
Bank term loans	4.01% - 6.47%	2041 - 2054	65,000	45,000
Seller financing debt	(b)	2053	29,000	—
Total TWC			109,000	60,000
TWR seller financing debt	(b)	2053	—	29,000
MWC:
State revolving fund loans	0.00% - 2.23%	2025 - 2048	12,763	14,239
Other First Mortgage Bond	8.95%	2024	—	900
Bank term loans	3.89% - 6.47%	2026 - 2054	60,000	49,500
Total MWC			72,763	64,639
Total debt			1,719,824	1,583,441
Unamortized debt premium and discount, net			(56)	1,583
Unamortized debt issuance costs			(9,216)	(9,350)
Current portion			(3,648)	(48,975)
Total long-term debt, less current portion			$1,706,904	1,526,699
___________________________________
(a)Senior notes held by institutional investors are unsecured obligations of SJW Group, SJWC, CWC, TWC and MWC and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
(b)Debt does not contain a stated interest rate but is discounted using an effective rate of 5.61%.
The following is a table of the consolidated company’s schedule of principal payments:

Year
2025	$3,664
2026	23,757
2027	3,011
2028	44,502
2029	325,425
Thereafter	1,319,465
The estimated fair value of long-term debt as of December 31, 2024 and 2023 was $1,490,024 and $1,394,412, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. As of December 31, 2024, $1,473,393 of the total fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy, and $16,631 would be categorized as Level 3. As of December 31, 2023, $1,378,683 of the total fair value of long-term debt was categorized as Level 2 in the fair value hierarchy, and $15,729 was categorized as Level 3.
SJWC
On July 14, 2022, SJWC entered into a note purchase agreement with certain affiliates of New York Life Insurance, Metropolitan Life Insurance, Northwestern Mutual Life Insurance, and John Hancock Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $70,000 of its 4.85% Senior Notes, Series P (“Series P Notes”) to the Purchasers. The Series P Notes are unsecured obligations of SJWC and are due on February 1, 2053. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The closing of the note purchase agreement occurred on January 25, 2023.
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
CWC
On November 15, 2023, CWC entered into a note purchase agreement with certain affiliates of American United Life Insurance, The State Life Insurance, Mutual of Omaha Insurance, and United of Omaha Life Insurance, pursuant to which the company sold an aggregate principal amount of $25,000 of its 6.46% Senior Notes, Series 2023 (“Series 2023 Notes”). The Series 2023 Notes are unsecured obligations of CWC and are due on January 15, 2054. Interest is payable semi-annually in arrears on January 15th and July 15th of each year. The closing of the notes purchase agreement occurred on January 22, 2024.
On July 31, 2024, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $50,000 of its 5.78% Senior Notes, Series 2024 (“Series 2024 Notes”). The Series 2024 Notes are unsecured obligations of CWC and are due on July 31, 2054. Interest is payable semi-annually in arrears on January 31st and July 31st of each year. The closing of the notes purchase agreement occurred in August 2024.
TWC and TWR
In August 2023, TWR closed on an asset acquisition that included an obligation for a post-closing production payment of $29,000 to the seller over a period of up to 29 years. The repayment schedule is based on the quantity of groundwater produced from the acquired wells, subject to certain provisions in the purchase agreement. The difference between the gross obligation of $29,000 and the fair value at the date of acquisition is reflected as a debt discount and is being amortized as interest expense using the effective interest method over the life of the obligation. During the third quarter of 2024, TWC assumed the obligation in connection with an asset purchase agreement pursuant to which TWC acquired all of the net assets of TWR.
On December 6, 2024, TWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $20,000 at a fixed interest rate of 6.47%. This note is an unsecured obligation of TWC due on November 20, 2054. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. In January 2025, TWC amended the existing master loan agreement to modify one of the financial covenants. All of the other terms and conditions remain the same.
MWC
On December 6, 2024, MWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $15,000 at a fixed interest rate of 6.47%. This note is an unsecured obligation of MWC due on November 20, 2054. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
CTWS
On February 6, 2023, CTWS entered into a third amendment to the amended and restated promissory note and supplement with CoBank to update the one of the stated terms regarding one of interest rate options from LIBOR plus the applicable rate to SOFR plus the applicable rate. CTWS previously locked the interest rate under this agreement to 4.09%, such that this amendment has no impact.
Financial Covenants
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and subject to customary events of default, which may result in outstanding notes becoming immediately due and payable. As of December 31, 2024, SJW Group and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.

Note 7.Income Taxes
The components of income tax expense were:

	2024	2023	2022
Current:
Federal	$(1,828)	10,185	8,570
State	443	4,281	3,170
Deferred:
Federal	11,063	(8,871)	(3,223)
State	(708)	361	(21)
	$8,970	5,956	8,496

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $102,937, $90,943 and $82,324 in 2024, 2023 and 2022, respectively:

	2024	2023	2022
Income tax at federal statutory rate	$21,617	19,098	17,288
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	6,488	6,001	5,328
Uncertain tax positions	(1,053)	(4,330)	1,483
Property flow-through	(14,793)	(9,045)	(13,091)
Reversal of excess deferred taxes recognized in regulatory liability	(3,227)	(3,625)	(3,885)
Pension flow-through	(530)	(597)	27
Stock-based compensation	192	(491)	(297)
Other items, net	276	(1,055)	1,643
	$8,970	5,956	8,496

The components of the net deferred tax liability as of December 31 was as follows:

	2024	2023
Deferred tax assets:
Advances and contributions	$26,744	25,714
Unamortized investment tax credit	1,061	517
Pensions, postretirement benefits and stock-based compensation	12,529	17,844
Debt premium, net	3,446	4,157
California franchise tax	503	713
Deferred revenue	—	841
Tax related regulatory liability	23,112	24,358
Other	6,337	7,077
Total deferred tax assets	73,732	81,221
Deferred tax liabilities:
Utility plant	277,085	243,786
Pension and postretirement	9,068	13,247
Deferred gain and other-property	608	6,456
Regulatory asset - business combinations debt premium, net	3,446	4,157
Intangibles	2,443	2,693
Deferred revenue	1,418	—
Tax related regulatory asset	50,728	44,155
Other	4,979	5,255
Total deferred tax liabilities	349,775	319,749
Net deferred tax liabilities	$276,043	238,528
Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Group will realize the benefits of its deferred tax assets. Net operating loss carryforwards expire beginning in 2032 and ending in 2043. As of December 31, 2024, the estimated amount of net operating loss carryforwards available to offset future taxable income for Connecticut purposes is $21,692. The estimated state tax credit carryforwards are $970, which will expire beginning in 2025 and ending in 2048.
The change in the net deferred tax liabilities of $37,515 in 2024 resulted from other non-cash items primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $3,707 and $4,511 as of December 31, 2024 and 2023, respectively. The amount of tax benefits, net of any federal benefits for state taxes that would impact the effective rate, if recognized, is approximately $3,150 and $4,048 as of December 31, 2024 and 2023, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at beginning of year	$4,511	9,004	7,961
Increase related to tax positions taken during the current year	658	231	1,549
Increase related to tax positions taken during a prior year	380	364	—
Reductions related to statute expiration	(1,701)	(1,191)	(284)
Reductions related to tax positions taken in a prior year	(141)	(3,897)	(222)
Balance at end of year	$3,707	4,511	9,004
The decrease in gross unrecognized tax benefits in 2024 was primarily due to expiry of statute of limitations.

The decrease in gross unrecognized tax benefits in 2023 was primarily due to the release of uncertain tax position reserve relating to repairs tax deductions. In April 2023, the IRS issued additional tax guidance that has allowed SJW Group to revisit certain historical income tax reserves. Pursuant to the issuance of this guidance, which provided additional clarification regarding some of the uncertain tax areas, the company re-evaluated the risk relating to repair deductions. The result of the analysis led to a release of uncertain tax position reserve. The release relates to repairs expenditures which are more likely than not to be sustained on audit. The net release due to re-evaluation of the reserve was $3,125.
SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $316 as of December 31, 2024. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2024 was a decrease to expense of $139.
SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months.
SJW Group files U.S. federal income tax returns and income tax returns in various states and is subject to ordinary statute of limitation of three years for federal and three or four years for different state returns. However, due to tax attribute carryforwards, SJW Group is subject to examination for tax years 2012 forward for state returns of CTWS and its subsidiaries. The statute of limitations for SJW Group returns is closed for these extended years and remains open for 2021 and forward for federal and 2020 or 2021 and forward for different states.

Note 8.Intangible Assets
Utility plant intangible assets consist of $28,386 of indefinite-lived water rights, $13,400 related to the purchase premium for customer relationships, and other intangibles of $9,818 as of December 31, 2024. Other intangibles primarily consist of $4,292 for service area expansions and other by TWC, $1,400 for customer relationships and $1,040 incurred in conjunction with Valley Water water contracts related to the operation of SJWC. In connection with a transaction in the third quarter of 2024, TWC purchased all assets from TWR for use in utility operations. Accordingly, SJW Group reclassified $28,386 related to indefinite life water rights from other intangible assets to utility plant intangible assets.
Amortization expense for the intangible assets was $1,429, $1,310 and $3,869 for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense for 2025 through 2029 and thereafter is anticipated to be approximately $1,395 per year.
The components of intangible assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Utility Plant Intangible Assets:
Indefinite-lived water rights	$28,386	—
Purchase premium customer relationships	13,400	13,400
Concession fees	—	6,800
Other intangibles	9,818	15,746
Utility plant intangible assets	51,604	35,946
Less: Accumulated amortization
Purchase premium customer relationships	4,667	3,774
Concession fees	—	6,754
Other intangibles	4,858	10,361
Utility plant net intangible assets	$42,079	15,057
Other Intangible Asset:
Indefinite-lived water rights	$—	$28,386

Note 9.Commitments
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2024, 2023 and 2022, SJWC purchased from Valley Water 17.0 billion gallons ($117,698), 18.3 billion gallons ($111,173) and 18.2 billion gallons ($96,793), respectively, of contract water. On June 12, 2024, the Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2025. Based on current prices and estimated deliveries, SJWC is committed to purchase from

Valley Water a minimum of 90% of the reduced delivery schedule, or 18.9 billion gallons ($135,975) of water at the current contract water rate of $7.194 million per billion gallons for the year ending December 31, 2025. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available.
SJWC operates the Cupertino municipal water system under a service concession arrangement. The system is adjacent to the SJWC service area and has approximately 4,700 service connections. The original agreement commenced in October 1997 and expired on September 30, 2024. Effective October 2024, SJWC entered into a new 12-year agreement with the City of Cupertino subject to an additional term of eight years if agreed to by the parties. SJWC paid an upfront concession fee of $22.1 million in 2024 and agreed to pay, beginning in 2024, an annual investment rent of $1.8 million, subject to annual adjustment based on a specified construction cost index. The concession fees are amortized as reductions to operating revenue over the applicable contract term and the annual investment rent payments are amortized as reductions to operating revenue over the annual period to which they relate. Under the terms of the agreement, SJWC assumes responsibility for all maintenance and operating costs of the system, while receiving all payments for water service.
CWC is able, but under no obligation, to purchase up to one million gallons of water per day from the South Central Connecticut Regional Water Authority (“RWA”), at the then-current wholesale rates per the agreement, $3.1 million per billion gallons as of December 31, 2024. CWC has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC agrees to purchase 0.28 billion gallons of water annually from MDC. The rate charged by the MDC at December 31, 2024 was three dollars and eighty cents per hundred cubic feet.
TWC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050, respectively. The agreements, which are take-or-pay contracts, provide TWC with 7,602 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give TWC a 60-day written notice on the proposed adjustment. TWC also has raw water supply agreements with the Lower Colorado River Authority and West Travis County Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
MWC has an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. MWC guarantees a minimum consumption of 0.05 billion gallons of water annually. Water sales to MWC are billed at a wholesale discount of twenty cents per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was one dollar and fifty-one cents per hundred cubic feet as of December 31, 2024.
As of December 31, 2024, SJWC had 395 employees, of whom 241 were members of unions. In the first quarter of 2023, SJWC executed three-year bargaining agreements with the International Union of Operating Engineers (“OE”), representing certain employees in the engineering department, and the Utility Workers of America (“UWUA”), representing the majority of all nonadministrative employees at SJWC covering the period from January 1, 2023 through December 31, 2025. The agreements include a 6% wage increase provided in 2023, 3.5% in 2024 and 5.5% in 2025 for union employees.

Note 10.Contingencies
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business. In October 2023, CWC, a subsidiary of SJW Group, was named as a defendant in a putative class action lawsuit alleging that the water provided by CWC contained contaminants. The case is currently pending in the State of Connecticut Superior Court. CWC is vigorously defending itself in this lawsuit. At this time, SJW Group is unable to provide a reasonable estimate of any loss.
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of Multi-District Litigation (“MDL”), that commenced on December 7, 2018, in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP, Chemgaurd, Inc., and BASF Corporation. SJW Group is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted.

Note 11.Benefit Plans
Pension Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC employees hired before March 31, 2008 and CWC and MWC employees hired before January 1, 2009 are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Effective January 1, 2023, TWC employees became eligible to participate under SJWC’s cash balance plan. Interest is credited based on the annual yield on 30-year Treasury bonds as of October for the preceding plan year with a minimum annual rate of 3.25% and a maximum annual rate of 6.00%. For the year ended December 31, 2024, the interest credits assumption was 4.00%. Certain employees hired before March 1, 2012, and covered by a plan merged into the CWC plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009 are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
The pension plans are administered by their respective committees where the investment strategy of the investments of the various pension and postretirement benefit plans are reviewed and approved to achieve the goals of income generation and long-term capital preservation. SJW Group engages third-party investment consultants and managers to assist with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the pension plan committees to the investment managers who are also monitored by an investment consultant. Investment managers are not permitted to invest outside of the asset class or strategy under the pension plans’ investment guidelines. The committees ensure that the plans establish a target mix that is expected to achieve its investment objectives by assuring a broad diversification of investment assets among investment types, while minimizing volatility of the target asset mix, unless market conditions make such a change appropriate to reduce risk. The pension plans require a minimum portion of plan assets to be allocated to fixed income securities and provide guidelines and restrictions on equity investments for the assets.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants for actuarial expense calculation purposes.
Generally, it is expected of the investment managers that the performance of the assets held in the pension plans, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle. The expected long-term rate of return on the pension plan assets is between 6.25% and 6.75% for the year ended December 31, 2024.
SJW Group calculates the market-related value of defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits,” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Certain senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CWC are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts (collectively, “SERP”). SJWC’s senior management hired on or after March 31, 2008 are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan (“Cash Balance Executive Supplemental Retirement Plan”). Both of the plans are non-qualified plans in which only senior management and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The SERP and Cash Balance Executive Supplemental Retirement Plan had a projected benefit obligation of $40,328 and $43,001 as of December 31, 2024 and 2023, respectively, and net periodic pension cost of $3,879, $3,257 and $4,400 for 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, the amounts not recognized as a component of net periodic benefit cost was $169, $314, and $1,640, respectively, recorded as other comprehensive income on the consolidated financial statements. SJWC’s non-qualified plans are unfunded while CWC’s SERP is funded through investments consisting primarily of life insurance contracts and assets in a Rabbi Trust. As of December 31, 2024 and 2023, total investments made to fund CWC’s SERP were $7,336 and $6,843, respectively, which is included in “Investments” in SJW Group’s Consolidated Balance Sheets. The life insurance contracts are valued at cash surrender value of the policies as reported by the insurer. As of December 31, 2024 and 2023, the value of the life insurance contracts was $4,294 and $3,937, respectively.

The following tables summarize the fair values of the Rabbi Trust investment assets to fund CWC’s SERP by major categories as of December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$28	28	—	—
Mutual funds	2,062	2,062	—	—
Fixed income	722	722	—	—
Total	$2,812	2,812	—	—

		Fair Value Measurements at December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$71	71	—	—
Mutual funds	2,053	2,053	—	—
Fixed income	709	709	—	—
Total	$2,833	2,833	—	—
Other Postretirement Benefits
In addition to providing pension and savings benefits, the company also provides health care and life insurance benefits for eligible retired employees under the respective employer-sponsored postretirement benefits other than pension plans. The benefits are paid by the company and not from plan assets due to limitations imposed by Internal Revenue Service.
Flexible Spending Plan
SJW Group sponsors flexible spending account plans for its employees for the purpose of providing eligible employees with the opportunity to choose from among the fringe benefits available under the plans. The flexible spending plan is intended to qualify as a cafeteria plan under the provisions of the Internal Revenue Code Section 125. The flexible spending plan allows employees to save pre-tax income in a Health Care Spending Account (“HCSA”) and/or a Dependent Care Spending Account (“DCSA”) to help defray the cost of out-of-pocket medical and dependent care expenses. The annual maximum limit under the HCSA and DCSA plans is $3.2 and $5, respectively.
Savings Plans for Employees
SJW Group also sponsors salary deferral plans which are defined contribution plans that allow employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. SJW Group contributions were $4,221, $3,902 and $3,003 in 2024, 2023 and 2022, respectively. All of the company’s contributions are invested at the direction of the employees in funds offered under the plans.
Special Deferral Election Plans and Deferral Election Program
SJW Group maintains a special deferral election plan and a deferred compensation plan and agreements for senior management and a deferral election program for non-employee directors allowing for the deferral of a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Senior management and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. CWC’s deferred compensation plan allows the company to make discretionary contributions. Senior management and non-employee directors had deferred $8,216 and $8,148 under the plans as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, $6,276 and $6,223, respectively, of the total amount deferred is related to CWC agreements.

Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following assumptions:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
	%	%	%	%	%	%
Discount rate	4.99 - 5.03	4.95 - 5.24	2.65 - 2.82	4.95 - 5.01	4.96 - 5.21	2.61 - 2.76
Expected return on plan assets	6.25, 6.75	6.00, 6.75	6.50, 6.75	4.20, 6.25	4.20, 6.00	4.20, 6.00
Rate of compensation increase	4.50, 5.00	4.50, 5.00	4.00, 4.50	N/A	N/A	N/A
The expected rate of return on plan assets was determined based on a review of historical returns, for the pension plans and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class. These expected future returns were then blended based on the pension plans’ target asset allocations.
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following assumptions as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	%	%	%	%
Discount rate	5.55 - 5.63	4.99 - 5.03	5.48 - 5.58	4.95 - 5.01
Rate of compensation increase	4.50 - 5.00	4.50 - 5.00	N/A	N/A
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
For other postretirement benefits, the assumed healthcare cost trend rate for 2025 is 8.00%, grading down gradually to 4.50% by 2032.
Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Service cost	$6,662	7,569	9,359	$665	638	1,032
Interest cost	14,451	14,234	10,708	1,181	1,268	883
Expected return on assets	(17,852)	(15,440)	(18,841)	(1,068)	(860)	(1,047)
Amortization of prior service cost	15	15	17	—	—	—
Amortization of actuarial (gain) loss	(71)	2,210	4,620	(643)	(350)	(115)
Recognition of significant event	—	—	(1,595)	—	—	—
Net periodic benefit cost	$3,205	8,588	4,268	$135	696	753

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of the defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$297,834	289,123	$24,264	25,830
Service cost	6,662	7,569	665	638
Interest cost	14,451	14,234	1,181	1,268
Actuarial loss (gain)	(14,816)	5,794	(146)	(2,645)
Implicit rate subsidy	—	—	(336)	(237)
Plan participants contributions	—	—	183	179
Administrative expenses paid	(146)	(137)	—	—
Benefits paid and settlements	(16,941)	(18,749)	(731)	(769)
Benefit obligation at end of year	$287,044	297,834	$25,080	24,264
Change in plan assets
Fair value of assets at beginning of year	$285,504	251,960	$21,207	17,952
Actual return on plan assets	31,523	41,285	2,879	3,136
Employer contributions	8,007	11,145	7	920
Plan participants contributions	—	—	183	179
Administrative expenses paid	(146)	(137)	(71)	(67)
Benefits paid and settlements	(16,941)	(18,749)	(980)	(913)
Fair value of plan assets at end of year	307,947	285,504	23,225	21,207
Funded status at end of year	$20,903	(12,330)	$(1,855)	(3,057)
For the year ended December 31, 2024, the net actuarial gain on the benefit obligation was related primarily to a gain from changes in the discount rate of $21,129 and a $6,005 loss from pension data changes. For the year ended December 31, 2023, the net actuarial gain of the benefit obligation was related primarily to a gain from changes of discount rate of $1,188 and a $1,993 loss from pension data changes.
The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Noncurrent assets	$61,231	30,671	$5,191	3,123
Current liabilities	(2,308)	(2,365)	(146)	(113)
Noncurrent liabilities	(38,020)	(40,636)	(6,900)	(6,067)
	$20,903	(12,330)	$(1,855)	(3,057)
As of December 31, 2024 and 2023, the accumulated benefit obligation of the defined benefit pension plans was $263,607 and $270,209, respectively.

The following table provides selected information about plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets as of December 31:

	2024	2023
Pension Benefits:
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$40,328	$43,001
Fair value of plan assets	—	—
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	38,053	39,652
Fair value of plan assets	—	—
Other Postretirement Benefits:
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	16,891	15,580
Fair value of plan assets	9,844	9,401
SJW Group recognizes regulatory assets and liabilities that represent actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain of its pension and other postretirement benefit plans, in accordance with ASC Topic 980. SJW Group recorded regulatory assets of $3,177 and $24,593 as of December 31, 2024 and 2023, respectively, and regulatory liabilities of $27,872 and $20,196 as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the amounts deferred in regulatory assets that have not yet been recognized as components of net periodic benefit cost include net loss of $3,150 and $24,552, respectively, and prior service cost of $27 and $41, respectively. As of December 31, 2024 and 2023, the amounts deferred in regulatory liabilities that have not yet been recognized as components of net periodic benefit cost include net gain of $27,872 and $20,196, respectively.
Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Fair value of assets at end of year:
Debt securities	$116,987	101,498	$5,368	5,596
	38%	36%	23%	26%
Equity securities	179,103	174,155	16,737	14,424
	58%	61%	72%	68%
Cash and equivalents	11,857	9,851	1,120	1,187
	4%	3%	5%	6%
Total	$307,947	285,504	$23,225	21,207

The following tables summarize the fair values of plan assets by major categories as of December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12,977	12,977	—	—
Equity securities (a)	195,840	195,840	—	—
Fixed Income (b)	122,355	46,549	75,806	—
Total	$331,172	255,366	75,806	—
___________________________________
(a)Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.
(b)Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance

		Fair Value Measurements at December 31, 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11,038	11,038	—	—
Equity securities	188,579	188,579	—	—
Fixed Income	107,094	39,048	68,046	—
Total	$306,711	238,665	68,046	—
In 2025, SJW Group expects to make required and discretionary cash contributions of up to $6,680 to the pension plans and other postretirement benefit plans.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plans	Other Postretirement Benefit Plans
2025	$17,730	$1,765
2026	23,536	1,840
2027	19,615	1,910
2028	19,526	1,874
2029	20,233	1,841
2030 - 2034	109,784	9,656

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
On April 26, 2023, SJW Group adopted the successor plans, the 2023 Long-Term Incentive Plan and the 2023 Employee Stock Purchase Plan, to replace the Amended and Restated Long-Term Incentive Plan (the “Predecessor Incentive Plan”) and the 2014 Employee Stock Purchase Plan (the “Predecessor ESPP”), respectively. The Predecessor Incentive Plan terminated on April 23, 2023 and the Predecessor ESPP terminated on July 31, 2023. Each outstanding award under the Predecessor Incentive Plan will remain outstanding under the Predecessor Incentive Plan and shall be governed solely by the terms of the documents evidencing such awards. The 2023 Long-Term Incentive Plan reserves a total of 1,142,000 shares of SJW Group’s common stock for issuance to employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the SJW Group and its subsidiaries. The 2023 Employee Stock Purchase Plan reserves for a total of 500,000 shares of SJW Group’s common stock for issuance for eligible employees to purchase common stock at a discount through accumulated payroll deductions. Remaining reserves for both of the predecessor plans were terminated with the adoption of the successor plans.
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
As of December 31, 2024, 2023 and 2022, 1,142,770, 1,080,759 and 1,013,782 shares have been issued pursuant to the plans, and 191,177, 150,704 and 162,502 shares are issuable upon the vesting of outstanding restricted stock units, performance-based stock units, and deferred restricted stock units for the years ended 2024, 2023 and 2022, respectively. The remaining shares available for issuance under the plans are 1,030,998 as of December 31, 2024. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income and proceeds from share-based compensation, which are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2024	2023	2022
Compensation costs charged to income:
ESPP	$557	378	369
Restricted stock and deferred restricted stock	5,066	4,269	4,422
Total compensation costs charged to income	$5,623	4,647	4,791
ESPP proceeds	$2,188	2,141	2,091
Restricted Stock and Deferred Restricted Stock
A summary of SJW Group’s outstanding restricted and deferred restricted stock awards under the Plan as of December 31, 2024, and changes during the year ended December 31, 2024, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2024	150,704	$72.65
Granted	116,598	$56.18
Issued	(62,011)	$66.00
Forfeited	(14,114)	$64.60
Outstanding as of December 31, 2024	191,177	$65.36
Shares vested as of December 31, 2024	32,021	$70.59
A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards under the plans as of December 31, 2024, and changes during the year ended December 31, 2024, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2024	123,545	$73.93
Granted	116,598	$56.18
Vested	(70,366)	$67.56
Forfeited	(10,621)	$65.54
Nonvested as of December 31, 2024	159,156	$64.30
Total fair value of restricted stock awards for all plans that were vested for the years ended 2024, 2023 and 2022 were $4,788, $4,170 and $4,369, respectively. As of December 31, 2024, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $5,485. This cost is expected to be recognized over a weighted-average period of 1.72 years.
For the years ended December 31, 2024, 2023 and 2022, 33,670, 15,955 and 11,551, respectively, of performance-based and market-based restricted stock awards were issued upon the attainment of certain performance metrics and service-based vesting under the Plan. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards. As of December 31, 2024, 30,770 performance-based and market-based restricted stock awards vested and 29,199 remained outstanding.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 500,000 shares of SJW Group’s common stock have been reserved for issuance under the ESPP. The remaining shares available for issuance under the ESPP are 457,147 as of December 31, 2024.
For the year ended December 31, 2024, 2023 and 2022, a total of 42,853, 34,122 and 36,585 shares, respectively, were issued under the ESPP. The plan has no look-back provisions.

Note 13.Segment Reporting
SJW Group’s single reportable segment provides water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, CWC, TWC, MWC, and Acequia, which are aggregated and referred to as “Water Utility Services.” Water Utility Services’ activities are water utility operations with both regulated and non-tariffed businesses. Other business activities that do not comprise separately reportable segments primarily include SJWC’s City of Cupertino service concession arrangement operations, property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., contract water and sewer operations and other water-related services provided by NEWUS and are referred to as “Other Services.”
SJW Group’s operating segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker (“CODM”) includes the Chairman, President, and Chief Executive Officer; the Chief Financial Officer and Treasurer; the Chief Operating Officer; the Senior Vice President and Chief Administrative Officer; and the Vice President and General Counsel. However, ultimate decision-making authority rests with the Chairman, President, and Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis that is accompanied by certain disaggregated information about operating revenue, expenses, net income, and total assets. The CODM uses the net income to assess the financial performance of the segments and allocate resources (including employees, financial, or capital resources) in the budgeting and forecasting process.
Previously, SJW Group presented a separate reportable segment for Real Estate Services and also presented a disaggregation of regulated and non-tariffed activities within the Water Utility Services reportable segment. Considering the sale of the Tennessee properties, as discussed in Note 2, which were part of the Real Estate Services segment, management has updated its segment presentation and has recast the prior periods presented to conform with the current period presentation. Under the current presentation, the activities of Water Utility Services previously presented as “non-tariffed” are generally presented as “Other Services” along with the real estate activity. Certain allocated assets, such as goodwill, revenue and expenses have been included in the reportable segment amounts. Certain corporate costs and expenses are not allocated to Water Utility Services or Other Services and are shown separately to reconcile to the applicable consolidated amounts.

	For the year ended December 31, 2024
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$732,580	15,859	—	748,439

Less:
Production expenses	286,763	5,259	—	292,022
Administrative and general	97,420	2,632	5,778	105,830
Maintenance	29,249	2,052	—	31,301
Property taxes and other non-income taxes	35,223	317	388	35,928
Depreciation and amortization	111,709	253	893	112,855
Interest on long-term debt and other interest expense	47,485	521	23,384	71,390
Provision (benefit) for income taxes	17,134	1,569	(9,733)	8,970
Other (3)	(920)	191	(3,095)	(3,824)
Net income (loss)	$108,517	3,065	(17,615)	93,967

Capital expenditures	$377,208	29	—	377,237

	For the year ended December 31, 2023
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$652,045	18,318	—	670,363

Less:
Production expenses	251,898	4,302	—	256,200
Administrative and general	93,255	2,777	2,624	98,656
Maintenance	23,972	1,757	—	25,729
Property taxes and other non-income taxes	33,469	926	80	34,475
Depreciation and amortization	104,329	646	893	105,868
Interest on long-term debt and other interest expense	42,743	329	23,072	66,144
Provision (benefit) for income taxes	11,293	2,213	(7,550)	5,956
Other (3)	(4,279)	(121)	(3,252)	(7,652)
Net income (loss)	$95,365	5,489	(15,867)	84,987

Capital expenditures	$288,627	24,244	—	312,871

	For the year ended December 31, 2022
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$603,000	17,698	—	620,698

Less:
Production expenses	228,806	3,984	—	232,790
Administrative and general	90,874	2,565	1,965	95,404
Maintenance	29,063	1,671	—	30,734
Property taxes and other non-income taxes	31,184	923	465	32,572
Depreciation and amortization	99,412	4,112	893	104,417
Interest on long-term debt and other interest expense	37,958	—	20,104	58,062
(Gain) loss on sale of nonutility property	(6,197)	—	—	(6,197)
Provision (benefit) for income taxes	12,756	1,161	(5,421)	8,496
Other (3)	(6,524)	(52)	(2,832)	(9,408)
Net income (loss)	$85,668	3,334	(15,174)	73,828

Capital expenditures	$241,719	631	—	242,350
___________________________________
(1)    The “Other Services” category includes the accounts of SJW Land Co, Chester Reality, Inc., SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, and NEWUS, on a stand-alone basis.
(2)    The “Unallocated Corporate” category includes the accounts of SJW Group, SJWNE LLC, SJWTX Holdings, Inc., CTWS, NWU on a stand-alone basis.
(3)    Primarily comprised of pension non-service credit (cost) and items of miscellaneous non-operating income (expense).

SJW Group’s assets for the Water Utility Services reportable segment and all other are as follows as of December 31:

	2024	2023
Water Utility Services (reportable segment)	$4,567,182	4,199,610
Other Services	25,053	87,316
Unallocated Corporate	66,074	58,141
Total assets	$4,658,309	4,345,067

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
KT Water Resources
The total purchase price of KT Water Resources was $39,891, consisting of a $24,491 up-front cash payment and an obligation for a post-closing production payment with an acquisition date fair value of $15,400. Considering transaction costs of $170, the total cost of the acquisition was $40,061. The KT Water Resources acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805.
The total cost was allocated as follows based on the fair values of the assets acquired: $28,386 to other intangible asset, $11,684 to nonutility property, and $9 to other current liabilities. The other intangible asset represents indefinite-lived water rights. The nonutility property consists of wells, land, easements, and construction work in progress.
The post-closing production payment represents an obligation to pay a total amount of $29,000 to the seller over a period up to 29 years. The repayment schedule is based on the quantity of groundwater produced from the acquired wells, subject to certain provisions in the purchase agreement. The fair value of the post-closing payment as of the acquisition date was determined by discounting forecasted repayments based on management’s estimates of future groundwater production. The difference between the fair value of $15,400 and the gross obligation of $29,000 was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the obligation. The post-closing production payment obligation is classified as long-term debt in the Consolidated Balance Sheets. In connection with a transaction in the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations and assumed the post-closing payment obligation.

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Investments in subsidiaries	$1,877,922	1,753,250

Current assets:
Cash and cash equivalents	1,306	868
Intercompany receivables	1,473	2,239
Intercompany notes receivable	74,119	69,746
Other current assets	1,177	243
Total current assets	78,075	73,096
Other assets
Other	222	193
Total other assets	222	193
Total assets	$1,956,219	1,826,539

Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2024 and 2023; issued and outstanding 33,629,169 shares in 2024 and 32,023,004 shares in 2023	$34	32
Additional paid-in capital	827,796	736,191
Retained earnings	537,184	495,383
Accumulated other comprehensive income	1,960	1,791
Total stockholders’ equity	1,366,974	1,233,397
Long-term debt, less current portion	557,430	557,028
Total capitalization	1,924,404	1,790,425
Current liabilities:
Line of credit	3,000	10,000
Intercompany payables	2,210	—
Intercompany notes payable	—	1,726
Accounts payable	1,588	—
Accrued interest	3,224	3,255
Income tax payable	16,871	16,427
Other current liabilities	765	629
Total current liabilities	27,658	32,037
Deferred income taxes	2,488	3,099
Other noncurrent liabilities	1,669	978
Total capitalization and liabilities	$1,956,219	1,826,539

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands)

	2024	2023	2022
Operating revenue	$—	—	—
Operating expense:
Administrative and general	5,568	2,239	1,977
Property taxes and other non-income taxes	388	80	93
Total operating expense	5,956	2,319	2,070
Operating loss	(5,956)	(2,319)	(2,070)
Other (expense) income:
Interest on long-term debt and other interest expense	(18,022)	(17,692)	(17,795)
Interest income on intercompany notes receivable	6,756	3,862	81
Other, net	(3,456)	1,034	(421)
Loss before income taxes and equity earnings from subsidiaries	(20,678)	(15,115)	(20,205)
Income tax benefit	(5,727)	(4,294)	(5,523)
Equity earnings from subsidiaries, net of taxes	108,918	95,808	88,510
SJW Group net income	93,967	84,987	73,828
Other comprehensive income, net	169	314	1,640
SJW Group comprehensive income	$94,136	85,301	75,468

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2024	2023	2022
Operating activities:
Net income	$93,967	84,987	73,828
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investment in subsidiaries	(108,918)	(95,808)	(88,510)
Deferred income taxes	(618)	718	(163)
Stock-based compensation	687	696	779
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts payable and other current liabilities	1,724	281	185
Intercompany receivables	(652)	(6,018)	(3,916)
Tax payable and other accrued taxes	452	1,550	6,883
Accrued interest	(31)	47	(15)
Return on capital from investments in subsidiaries	90,600	50,550	55,950
Other changes, net	532	607	500
Net cash provided by operating activities	77,743	37,610	45,521
Investing activities:
Proceeds to subsidiaries for notes receivable	(173,374)	(148,392)	(27,713)
Repayments from subsidiaries for notes receivable	169,001	91,740	20,634
Investments in subsidiaries	(97,000)	(25,500)	(25,892)
Net cash used in investing activities	(101,373)	(82,152)	(32,971)
Financing activities:
Borrowings from subsidiaries for notes payable	27,098	700	15,355
Repayments to subsidiaries for notes payable	(28,824)	(3,140)	(20,901)
Borrowings from lines of credit	35,000	10,000	—
Repayments of lines of credit	(42,000)	—	—
Issuance of common stock, net of issuance costs	85,008	80,659	39,085
Debt issuance costs	(82)	(46)	(224)
Dividends paid	(52,132)	(47,905)	(43,582)
Net cash provided (used in) by financing activities	24,068	40,268	(10,267)
Net change in cash and cash equivalents	438	(4,274)	2,283
Cash and cash equivalents, beginning of year	868	5,142	2,859
Cash and cash equivalents, end of year	$1,306	868	5,142
Cash paid (refunded) during the year for:
Interest	$17,919	17,465	17,512
Income taxes	$—	(4,870)	(5,483)
Supplemental disclosure of non-cash activities:
Share-based compensation from investment in subsidiaries	$5,879	3,778	4,656

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
SJW Group (Parent Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Years ended December 31, 2024, 2023 and 2022
(Dollars in thousands, except share and per share data)

Financing Activities
See Note 5, “Lines of Credit” and Note 6, “Long-term Debt” for additional information on SJW Group’s revolving credit facility and outstanding debt.
The following is a table of the SJW Group’s schedule of principal payments on long-term debt:

Year
2025	$—
2026	—
2027	—
2028	—
2029	310,000
Thereafter	250,000
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
As of December 31, 2024, the restricted net assets of SJW Group’s subsidiaries were approximately $494,699 or 36% of consolidated net assets of SJW Group.

SJW Group and Subsidiaries
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2024, 2023 and 2022
(in thousands)

Description	2024	2023	2022
Allowance for doubtful accounts:
Balance, beginning of period	$6,551	5,753	4,600
(Credited) charged to expense	(1,338)	3,594	1,195
(Credited) charged to regulatory asset	(3,960)	1,628	265
Accounts written off	(3,874)	(5,479)	(2,248)
Recoveries of accounts written off	3,793	1,055	1,941
Balance, end of period	$1,172	6,551	5,753
Reserve for litigation and claims:
Balance, beginning of period	$1,888	1,768	607
Charged to expense	206	971	1,583
Revision to accrual, due to settlements	(39)	(166)	(62)
Payments	(1,440)	(685)	(360)
Balance, end of period	$615	1,888	1,768

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

SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2024 was effective.
Our independent registered public accounting firm, DELOITTE & TOUCHE LLP (PCAOB ID No. 34), has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its website http://www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.
a.There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2024 but was not reported.
b.In the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Discretionary Awards
On February 25, 2025, the Executive Compensation Committee of SJW Group (the “Company”) approved discretionary cash awards to: (i) Andrew Walters, the Company’s Chief Financial Officer, in the amount of $128,700; (ii) Bruce Hauk, the Company’s Chief Operating Officer, in the amount of $117,000; (iii) Kristen Johnson, the Company’s Senior Vice President and Chief Administrative Officer, in the amount of $91,800; and (iv) Willie Brown, the Company’s Vice President and General Counsel, in the amount of $80,100. Discretionary awards of up to 50% of short-term incentive targets for exceptional performance may be awarded under the Company’s Executive Compensation Policies, and each of the preceding officers was a named executive officer in the Company’s 2024 proxy statement.
Leadership Transition and Executive Promotions
On February 26, 2025, SJW Group’s Board of Directors (the “Board”) appointed Andrew F. Walters, who currently serves as Chief Financial Officer and Treasurer of SJW Group as the company’s next Chief Executive Officer, effective July 1, 2025. Eric W. Thornburg will retire as Chief Executive Officer and President of SJW Group effective July 1, 2025. He will remain on the Board as non-executive Chair of the Board.
In addition, on February 26, 2025, the Board made the following other executive appointments:
•Bruce Hauk, Chief Operating Officer of SJW Group, will also serve as President of SJW Group.
•Kristen Johnson, Senior Vice President and Chief Administrative Officer of SJW Group, will also step into the role of President of the Shared Services organization.
The promotions of Hauk and Johnson are also effective July 1, 2025.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) under the captions “PROPOSAL 1 ELECTION OF DIRECTORS,” and is incorporated herein by reference.

Insider Trading Policy
We have adopted the Insider Trading Policy of SJW Group and its subsidiaries, which governs, among other things, the purchase, sale and/or other disposition of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq Global Market listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.Executive Compensation
The information required by this item is contained in the 2025 Proxy Statement under the captions “Compensation of Directors,” “EXECUTIVE COMPENSATION AND RELATED INFORMATION,” “Compensation Committee Interlocks and Insider Participation,” and “COMMITTEE REPORTS” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2025 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “Director Independence” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is contained in the 2025 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of SJW Group, dated June 20, 2024. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 21, 2024.

3.2	Amended and Restated Bylaws of SJW Group, effective as of December 11, 2023. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 15, 2023.

4.1
Instruments Defining the Rights of Security Holders, including Indentures: SJW Group hereby agrees to furnish upon request to the Commission a copy of each such instrument defining the rights of holders of unregistered senior and subordinated debt of SJW Group.

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

10.13
First Amendment to the San Jose Water Company Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.14	Second Amendment to the San Jose Water Company Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 9, 2019. (2)

10.15
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

10.21
Sixth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.4 to Form 8-K filed on October 9, 2019. (2)

10.22	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.23	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.24	Second Amendment to the SJW Group Long-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2020. (2)

10.25	Third Amendment to the SJW Group Long-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2020. (2)

10.26
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

10.27
First Amendment dated December 31, 2019, to the Employment Agreement of Eric W. Thornburg dated September 26, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2020. (2)

10.28	SJW Group Amended and Restated Executive Officer Short-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2020. (2)

10.29	First Amendment to the Executive Officer Short-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2020. (2)

10.30	Second Amendment to the SJW Group Executive Officer Short-Term Incentive Plan effective as of October 25, 2024. (1) (2)

10.31	Amended and Restated Executive Severance Plan dated October 26, 2022. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on October 28, 2022. (2)

10.32
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.33	First Amendment to the Special Deferral Election Plan effective November 15, 2016. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2016. (2)

10.34	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.35	First Amendment to the Amended and Restated Deferred Restricted Stock Program dated November 15, 2016. Incorporated by reference as Exhibit 10.39 to Form 10-K for the year ended December 31, 2016. (2)

10.36	SJW Group Deferral Election Program for Non-Employee Board Members as amended and restated effective February 26, 2025. (1) (2)

10.37	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.38	Form of SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). (1) (2)

10.39	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.40	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). (1) (2)

10.41	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.42	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. Incorporated by reference to Exhibit 10.21 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 1989. (2)

10.43
Amended and Restated Supplemental Executive Retirement Agreement dated January 24, 2008 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2020 (2)

10.44
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019. (2)

10.45
Amendment to the Amended and Restated Supplemental Executive Retirement Agreement effective as of November 1, 2019 between Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.77 to Form 10-K for the year ended December 31, 2019. (2)

10.46
Grantor Trust Agreement dated May 1, 2017, between Connecticut Water Service, Inc. and Matrix Trust Company. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2019. (2)

10.47
Deferred Compensation Agreement dated December 8, 2011 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2020. (2)

10.48
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.80 to Form 10-K for the year ended December 31, 2019. (2)

10.49
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 1, 2011, among Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.82 to Form 10-K for the year ended December 31, 2019. (2)

10.50
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 20, 2016, between the Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2019. (2)

10.51	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on December 16, 2016. (2)

10.52
First Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2019. (2)

10.53
Second Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.90 to Form 10-K for the year ended December 31, 2019. (2)

10.54
Third Amendment, effective July 28, 2021, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2021. (2)

10.55
Amended and Restated Employment Agreement, dated December 30, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Kristen A. Johnson. Incorporated by reference to Exhibit 10.94 to Form 10-K for the year ended December 31, 2019. (2)

10.56
First Amendment to Amended and Restated Employment Agreement, dated March 8, 2013, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.17 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2012. (2)

10.57
Form of Second Amendment to Employment Agreement, dated April 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.2 to Connecticut Water Service, Inc.'s Form 8-K filed on April 3, 2014. (2)

10.58
Third Amendment to the Amended and Restated Employment Agreement, effective as of November 1, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.97 to Form 10-K for the year ended December 31, 2019. (2)

10.59
Amended and Restated Director Compensation and Expense Reimbursement Policies effective as of January 1, 2025. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2024. (2)

10.60	Second Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members effective as of December 12, 2024. (1)

10.61
Employment Agreement, dated April 1, 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.85 to the Form 10-K filed on February 24, 2023. (2)

10.62
First Amendment to Employment Agreement, effective as of January 18, 2020, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.86 to the Form 10-K filed on February 24, 2023. (2)

10.63
Second Amendment to Employment Agreement, effective as of January 1, 2023, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.87 to the Form 10-K filed on February 24, 2023. (2)

10.64	SJW Group 2023 Long-Term Incentive Plan. Incorporated by reference to Appendix I to the Proxy Statement filed on March 9, 2023. (2)

10.65	SJW Group 2023 Employee Stock Purchase Plan. Incorporated by reference to Appendix II to the Proxy Statement filed on March 9, 2023. (2)

10.66	Transition and Separation Agreement and Release, dated July 6, 2023, by Andrew R. Gere and San Jose Water Company. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 7, 2023. (2)

10.67
First Amendment to Credit Agreement, dated August 2, 2023, between SJW Group, San Jose Water Company, SJWTX, Inc., Connecticut Water Service, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 2, 2023.

10.68
Second Amendment to Credit Agreement, dated August 2, 2024, between SJW Group, San Jose Water Company, SJWTX, Inc., Connecticut Water Service, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 2, 2024.

10.69
Equity Distribution Agreement, dated October 29, 2024, by and among SJW Group, BofA Securities, Inc., J.P.Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 1.1 to Form 8-K dated October 30, 2024.

19.1	SJW Group Insider Trading Policy. (1)

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

97.1	SJW Group Clawback Policy. Incorporated by reference to Exhibit 97.1 to Form 10-K filed on February 23, 2024. (2)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

SJW Group

Date:	February 27, 2025	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2025	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chair of the Board (Principal executive officer)

Date:	February 27, 2025	By	/s/ Andrew F. Walters
ANDREW F. WALTERS, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 27, 2025	By	/s/ Ann P. Kelly
ANN P. KELLY, Chief Accounting Officer (Principal accounting officer)

Date:	February 27, 2025	By	/s/ Carl Guardino
CARL GUARDINO, Member, Board of Directors

Date:	February 27, 2025	By	/s/ Mary Ann Hanley
MARY ANN HANLEY, Member, Board of Directors

Date:	February 27, 2025	By	/s/ Heather Hunt
HEATHER HUNT, Member, Board of Directors

Date:	February 27, 2025	By	/s/ Rebecca A. Klein
REBECCA A. KLEIN, Member, Board of Directors

Date:	February 27, 2025	By	/s/ Denise L. Kruger
DENISE L. KRUGER, Member, Board of Directors

Date:	February 27, 2025	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 27, 2025	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 27, 2025	By	/s/ Carol P. Wallace
CAROL P. WALLACE, Member, Board of Directors