Form 10-Q
period 2025-03-31
SJW GROUP
filed 2025-04-29
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of April 22, 2025, there were 34,182,947 shares of the registrant’s Common Stock outstanding.

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
•catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, hurricanes, terrorist acts, physical attacks, cyber-attacks, epidemic, or other similar occurrences;
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
These risks, uncertainties and other factors may cause the actual results, performance or achievements of SJW Group to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Operating revenue	$167,599	149,382
Operating expense:
Production Expenses:
Purchased water	25,953	26,192
Power	3,483	2,427
Groundwater extraction charges	18,291	12,126
Other production expenses	11,240	11,049
Total production expenses	58,967	51,794
Administrative and general	27,760	25,788
Maintenance	7,499	6,687
Property taxes and other non-income taxes	9,195	8,830
Depreciation and amortization	28,282	28,370
Total operating expense	131,703	121,469
Operating income	35,896	27,913
Other (expense) income:
Interest on long-term debt and other interest expense	(18,272)	(17,584)
Pension non-service credit	1,603	950
Other, net	795	2,651
Income before income taxes	20,022	13,930
Provision for income taxes	3,471	2,231
Net income	16,551	11,699
Other comprehensive loss, net	—	(442)
Comprehensive income	$16,551	11,257

Earnings per share
—Basic	$0.49	0.36
—Diluted	$0.49	0.36
Dividends per share	$0.42	0.40
Weighted average shares outstanding
—Basic	33,778,792	32,076,720
—Diluted	33,868,565	32,144,579

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Utility plant:
Land	$44,657	44,657
Depreciable plant and equipment	4,311,934	4,249,314
Construction work in progress	199,039	179,486
Intangible assets	51,604	51,604
Total utility plant	4,607,234	4,525,061
Less: accumulated depreciation and amortization	1,058,985	1,036,450
Net utility plant	3,548,249	3,488,611

Nonutility properties	1,314	1,314
Less: accumulated depreciation	99	98
Net nonutility properties	1,215	1,216

Current assets:
Cash and cash equivalents	23,696	11,114
Accounts receivable:
Customers, net of allowances for credit losses of $1,149 and $1,172 on March 31, 2025 and December 31, 2024, respectively	65,854	68,679
Income tax	4,507	5,953
Other	6,775	7,059
Accrued unbilled revenue	58,616	60,847
Prepaid expenses	13,336	10,297
Current regulatory assets	16,572	18,172
Other current assets	7,916	8,593
Total current assets	197,272	190,714
Other assets:
Regulatory assets, less current portion	226,602	224,055
Investments	18,622	18,087
Postretirement benefit plans	67,848	66,422
Goodwill	640,311	640,311
Other	28,691	28,893
Total other assets	982,074	977,768
Total assets	$4,728,810	4,658,309

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 34,182,785 on March 31, 2025 and 33,629,169 on December 31, 2024	$34	34
Additional paid-in capital	855,759	827,796
Retained earnings	539,584	537,184
Accumulated other comprehensive income	1,960	1,960
Total stockholders’ equity	1,397,337	1,366,974
Long-term debt, less current portion	1,691,475	1,706,904
Total capitalization	3,088,812	3,073,878

Current liabilities:
Lines of credit	152,590	119,124
Current portion of long-term debt	18,665	3,648
Accrued groundwater extraction charges, purchased water and power	23,312	25,118
Accounts payable	46,654	56,256
Accrued interest	20,230	17,476
Accrued payroll	9,817	15,193
Current regulatory liabilities	573	1,122
Other current liabilities	24,838	23,236
Total current liabilities	296,679	261,173

Deferred income taxes	280,132	276,043
Advances for construction	162,334	155,397
Contributions in aid of construction	340,395	340,738
Postretirement benefit plans	43,613	45,063
Regulatory liabilities, less current portion	493,957	483,719
Other noncurrent liabilities	22,888	22,298
Commitments and contingencies
Total capitalization and liabilities	$4,728,810	4,658,309

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2024	33,629,169	$34	827,796	537,184	1,960	1,366,974
Net income	—	—	—	16,551	—	16,551
Stock-based compensation	—	—	1,210	(9)	—	1,201
Issuance of restricted and deferred stock units	31,587	—	(908)	—	—	(908)
Employee stock purchase plan	26,129	—	1,116	—	—	1,116
Common stock issuance, net of costs	495,900	—	26,545	—	—	26,545
Dividends paid ($0.42 per share)	—	—	—	(14,142)	—	(14,142)
Balances, March 31, 2025	34,182,785	$34	855,759	539,584	1,960	1,397,337

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2023	32,023,004	$32	736,191	495,383	1,791	1,233,397
Net income	—	—	—	11,699	—	11,699
Unrealized loss on investment, net of tax of $163	—	—	—	—	(442)	(442)
Stock-based compensation	—	—	1,538	(9)	—	1,529
Issuance of restricted and deferred stock units	30,432	—	(1,215)	—	—	(1,215)
Employee stock purchase plan	21,755	—	1,101	—	—	1,101
Common stock issuance, net of costs	126,025	—	7,006	—	—	7,006
Dividends paid ($0.40 per share)	—	—	—	(12,824)	—	(12,824)
Balances, March 31, 2024	32,201,216	$32	744,621	494,249	1,349	1,240,251

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2025	2024
Operating activities:
Net income	$16,551	11,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,631	28,924
Deferred income taxes	3,020	649
Stock-based compensation	1,210	1,538
Allowance for equity funds used during construction	(834)	(528)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	5,355	11,910
Accounts payable and other current liabilities	(10,742)	(4,111)
Accrued groundwater extraction charges, purchased water and power	(1,807)	(7,274)
Tax receivable and payable, and other accrued taxes	4,962	4,098
Postretirement benefits	(1,294)	260
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences and postretirement benefits	(577)	5,753
Other changes, net	(2,294)	(1,702)
Net cash provided by operating activities	43,181	51,216
Investing activities:
Additions to utility plant:
Company-funded	(77,461)	(68,879)
Contributions in aid of construction	(6,884)	(4,632)
Cost to retire utility plant, net of salvage	(414)	(744)
Other changes, net	—	(18)
Net cash used in investing activities	(84,759)	(74,273)
Financing activities:
Borrowings from lines of credit	67,403	87,645
Repayments of lines of credit	(33,938)	(49,281)
Long-term borrowings	—	25,000
Repayments of long-term borrowings	(1,071)	(40,971)
Issuance of common stock, net of issuance costs	26,545	7,006
Dividends paid	(14,142)	(12,824)
Receipts of advances and contributions in aid of construction	9,838	2,285
Refunds of advances for construction	(674)	(616)
Other changes, net	199	(368)
Net cash provided by financing activities	54,160	17,876
Net change in cash and cash equivalents	12,582	(5,181)
Cash and cash equivalents, beginning of period	11,114	9,723
Cash and cash equivalents, end of period	$23,696	4,542
Cash paid (refunded) during the period for:
Interest	$16,820	16,011
Interest, net of amounts capitalized	$15,567	15,343
Income taxes	$(680)	177
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$37,724	26,063
Utility property installed by developers	$999	107

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(in thousands, except share and per share data)

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). The Notes to Consolidated Financial Statements in SJW Group’s 2024 Annual Report on Form 10-K, filed with the SEC on February 28, 2025, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
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
SJW Group’s revenue components are as follows:

	Three months ended March 31,
	2025	2024
Revenue from contracts with customers	$164,863	150,008
Alternative revenue programs, net	592	(1,837)
Other balancing and memorandum accounts and regulatory mechanisms, net	1,300	(564)
Rental income	844	1,775
	$167,599	149,382
Nonutility Properties
The major components of nonutility properties as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Land	$915	915
Buildings and improvements	399	399
Subtotal	1,314	1,314
Less: accumulated depreciation	99	98
Total	$1,215	1,216
Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2025, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2025 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three months ended

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(in thousands, except share and per share data)

March 31, 2025. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of SJW Group’s long-term debt was $1,507,329 and $1,490,024 as of March 31, 2025 and December 31, 2024, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at March 31, 2025 and December 31, 2024, $1,490,464 and $1,473,393, respectively, would be categorized as Level 2 in the fair value hierarchy and $16,865 and $16,631, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,763 and $2,812 as of March 31, 2025 and December 31, 2024, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s long-term incentive plans and shares potentially issuable under SJW Group’s employee stock purchase plans. For the three months ended March 31, 2025 and 2024, 37,791 and 12,221 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.
New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of March 31, 2025 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
Accounting Standards Update (“ASU”) 2023-09 “Improvements to Income Tax Disclosures”
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
		SJW Group will adopt the ASU beginning with its annual financial statements for the year ending December 31, 2025.	Prospective, with retrospective application also permitted.	SJW Group is currently evaluating the requirements of ASU 2023-09.
ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The ASU requires disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization in interim and annual reporting periods. Further, other amounts already required to be disclosed in accordance with current U.S. GAAP would be included in the same disclosure as the other disaggregation requirements. Additionally, the ASU requires qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclosure of selling expenses in annual periods and an entity’s definition of selling expenses.
		The ASU is effective for SJW Group for its annual financial statements for the year ending December 31, 2027 and for interim reporting periods for the year ending December 31, 2028. Early adoption is permitted.	Prospective, with retrospective application also permitted.	SJW Group is currently evaluating the requirements of ASU 2024-03.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Regulatory assets:
Income tax temporary differences (a) (p)	$181,282	180,103
Monterey Water Revenue Adjustment Mechanism (“MWRAM”) (b)	13,032	9,985
Business combinations debt premium (c) (p)	11,678	12,313
Employee benefit costs (d) (p)	6,262	6,370
Revenue adjustment mechanisms (e) (p)	5,766	5,024
Customer Assistance Program (“CAP”) balancing account (f)	5,717	6,599
2022 general rate case interim memorandum account (h)	2,249	3,392
Unrecognized pensions and other postretirement benefits (g) (p)	1,506	3,177
Other (j)	15,682	15,264
Total regulatory assets	243,174	242,227
Less: current regulatory assets (k)	16,572	18,172
Total regulatory assets, less current portion	$226,602	224,055
Regulatory liabilities:
Cost of removal (l)	372,029	364,398
Future income tax benefits due to customers (m)	83,670	84,128
Unrecognized pensions and other postretirement benefits (g)	27,782	27,872
Water supply costs (i)	4,726	3,386
Employee benefit costs (d)	3,028	1,137
Revenue adjustment mechanisms (e)	573	1,122
Other (n)	2,722	2,798
Total regulatory liabilities	494,530	484,841
Less: current regulatory liabilities (o)	573	1,122
Total regulatory liabilities, less current portion	$493,957	483,719
___________________________________
(a)Consists primarily of temporary income tax differences that are flowed through to customers, which will be recovered in future rates as these temporary differences reverse. The company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the lives of the plant assets, which are between 5 to 100 years.
(b)MWRAM is described in the following section.
(c)Consists of debt fair value adjustments recognized through purchase accounting for the completed merger with CTWS in 2019.
(d)Includes deferrals of pension and other postretirement benefit expense and cost of accrued benefits for vacation, and group health insurance.
(e)Primarily relates to Water Rate Adjustment mechanism (“WRA”). WRA and Water Conservation Memorandum Account (“WCMA”) are described in the following section.
(f)Represents costs associated with SJWC’s CAP.
(g)Represents actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain pension and other postretirement benefit plans.
(h)Represents the difference between revenues collected in interim rates in effect as of January 1, 2022 and revenues that would result from rates authorized in SJWC’s 2022 general rate case retroactive to January 1, 2022.
(i)Reflects primarily SJWC’s Full Cost Balancing Account (“FCBA”), which tracks differences in actual water supply costs compared to amounts assumed in base rates, including applicable changes and variations in costs and quantities that affect the overall mix of the water supply.
(j)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations, tank painting, well reconditioning and rate case expenses.
(k)Primarily relates to SJWC’s balancing and memorandum account surcharge in accordance with Decision No. 24-12-077 and the current portion of CWC’s deferred well redevelopment and rate case costs.
(l)Represents amounts collected in rates from customers for estimated costs to retire assets at the end of their expected useful lives before the costs are incurred.
(m)On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act included a reduction in the federal income tax rate from 35% to 21%. The rate reduction was effective on January 1, 2018 and resulted in a regulatory liability for the excess deferred

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(in thousands, except share and per share data)

income taxes. The benefit of amortization of excess deferred income taxes flows back to the customers under current normalization rules and agreed upon methods with the commissions.
(n)Other includes accrued tank painting costs and other regulatory mechanisms.
(o)Primarily relates to the current portion of WRA.
(p)Generally, not earning a return either by interest on the regulatory asset or as a component of rate base at the allowed rate of return.
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. SJWC has been authorized for the use of the FCBA to track water supply costs and energy consumption. The MWRAM balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
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

Note 3.Capitalization
In October 2024, SJW Group entered into an equity distribution agreement (the, “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three months ended March 31, 2025, SJW Group issued and sold a total of 495,900 shares of common stock with a weighted average price of $53.87 per share and received $26,545 in net proceeds under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, SJW Group has issued and sold 871,413 shares of common stock at a weighted average price of $54.56 for a total net proceeds of $46,713 and has $152,460 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of March 31, 2025.

Note 4.Lines of Credit and Long-Term Liabilities
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations.
Lines of Credit
The weighted average interest rate on short-term borrowings outstanding at March 31, 2025, was 5.47%, compared to 6.08% at December 31, 2024.
As of March 31, 2025, the unused portion of the lines of credit was $197,410.
On April 15, 2025, CTWS extended the maturity date on its $40,000 credit agreement from May 15, 2025 to August 13, 2025.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(in thousands, except share and per share data)

Note 5.Income Taxes
Income tax expense for the for the three months ended March 31, 2025 and 2024 was $3,471 and $2,231, respectively. The effective consolidated income tax rates were 17% and 16% for the three months ended March 31, 2025 and 2024, respectively. The increase in income tax expense for the three months ended March 31, 2025 was primarily due to a higher pre-tax income. SJW Group had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of $3,838 and $3,707 as of March 31, 2025 and December 31, 2024, respectively. SJW Group currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of a lapse of the statute of limitations.

Note 6.Commitments and Contingencies
SJW Group and its subsidiaries are subject to ordinary routine litigation incidental to its business.
In October 2023, CWC, a subsidiary of SJW Group, was named as a defendant in a putative class action lawsuit alleging that the water provided by CWC contained contaminants. The case is currently pending in the State of Connecticut Superior Court. CWC intends to vigorously defend itself in this lawsuit. SJW Group is unable to provide a reasonable estimate of loss, if any, at this time.
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of Multi-District Litigation (“MDL”) that commenced on December 7, 2018, in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP, Chemgaurd, Inc., and BASF Corporation. SJW Group is entitled to a portion of the settlements and is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted.

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
MARCH 31, 2025
(in thousands, except share and per share data)

The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three months ended March 31, 2025 and 2024 are as follows:

	Pension Benefits		Other Benefits
	Three months ended March 31,
	2025	2024	2025	2024
Service cost	$1,644	1,665	$156	166
Interest cost	3,901	3,613	337	295
Expected return on assets	(4,944)	(4,463)	(295)	(267)
Amortization of actuarial (gain) loss	(458)	(18)	(214)	(160)
Amortization of prior service cost	—	4	—	—
Total	$143	801	$(16)	34
In 2025, SJW Group expects to make required and discretionary cash contributions of up to $6,113 to the pension plans and other postretirement benefits. For the three months ended March 31, 2025, SJW Group has made $1,477 contributions to such plans.

Note 8.Equity Plans
SJW Group’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in SJW Group. SJW Group also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under SJW Group’s employee stock purchase plan (“ESPP”). As of March 31, 2025, 231,971 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 931,045 shares are available for award issuances under the long-term incentive plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Compensation costs charged to income:
ESPP	$89	195
Restricted stock and deferred restricted stock	1,121	1,343
Total compensation costs charged to income	$1,210	1,538
ESPP proceeds	$1,116	1,101
Restricted Stock and Deferred Restricted Stock
For the three months ended March 31, 2025 and 2024, SJW Group granted 46,405 and 37,520, respectively, of three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $44.17 and $61.10, respectively.
For the three months ended March 31, 2025 and 2024, SJW Group granted 56,646 and 44,433 target units, respectively, of performance-based and market-based restricted stock awards with a weighted-average grant date fair value per unit of $51.87 and $53.69, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of March 31, 2025, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $8,981. This cost is expected to be recognized over a weighted average period of 2.18 years.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(in thousands, except share and per share data)

Note 9.Segment Reporting
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
Certain allocated assets, such as goodwill, revenue and expenses have been included in the reportable segment amounts. Certain corporate costs and expenses are not allocated to Water Utility Services or Other Services and are shown separately to reconcile to the applicable consolidated amounts. As previously disclosed, SJW Group updated its segment presentation in the fourth quarter of 2024. Accordingly, prior period information has been recast to conform with the current period presentation.
The following tables set forth information relating to SJW Group's reportable segment and other business activities:

	For the three months ended March 31, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$165,156	2,443	—	167,599

Less:
Production expenses	57,985	982	—	58,967
Administrative and general	26,751	560	449	27,760
Maintenance	7,003	496	—	7,499
Property taxes and other non-income taxes	9,209	(59)	45	9,195
Depreciation and amortization	28,032	27	223	28,282
Interest on long-term debt and other interest expense	13,039	—	5,233	18,272
Provision (benefit) for income taxes	5,306	226	(2,061)	3,471
Other (3)	(1,122)	(99)	(1,177)	(2,398)
Net income (loss)	$18,953	310	(2,712)	16,551

Capital expenditures	$84,345	—	—	84,345

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(in thousands, except share and per share data)

	For the three months ended March 31, 2024
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$144,915	4,467	—	149,382

Less:
Production expenses	51,037	758	(1)	51,794
Administrative and general	23,850	810	1,128	25,788
Maintenance	6,243	444	—	6,687
Property taxes and other non-income taxes	8,590	238	2	8,830
Depreciation and amortization	28,061	86	223	28,370
Interest on long-term debt and other interest expense	11,542	221	5,821	17,584
Provision (benefit) for income taxes	3,696	584	(2,049)	2,231
Other (3)	(2,885)	(8)	(708)	(3,601)
Net income (loss)	$14,781	1,334	(4,416)	11,699

Capital expenditures	$73,511	—	—	73,511
___________________________________
(1)    The “Other Services” category includes the accounts of SJW Land Co, Chester Reality, Inc., SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, and NEWUS, on a stand-alone basis.
(2)    The “Unallocated Corporate” category includes the accounts of SJW Group, SJWNE LLC, SJWTX Holdings, Inc., CTWS, NWU on a stand-alone basis.
(3)    Primarily comprised of pension non-service credit (cost) and items of miscellaneous non-operating income (expense).

SJW Group’s assets for the Water Utility Services reportable segment and all other are as follows as of:

	March 31, 2025	December 31, 2024
Water Utility Services (reportable segment)	$4,633,239	4,567,182
Other Services	27,841	25,053
Unallocated Corporate	67,730	66,074
Total assets	$4,728,810	4,658,309

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and where otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2024.
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. For more information about such forward-looking statements, including some of the factors that may affect our actual results, please see our disclosures under “Forward-Looking Statements,” and elsewhere in this Form 10-Q, including Part II, Item 1A under “Risk Factors” as well as the disclosures under Part I, Item 1A in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2024 under “Risk Factors.”

General:
SJW Group is a holding company whose primary business involves ownership of public utilities that provide water and wastewater services, including the production, purchase, storage, purification, distribution, wholesale and retail sale of water. The water utility business of SJW Group is conducted through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), SJWTX, Inc. doing business as The Texas Water Company (“TWC”). These subsidiaries provide water service to approximately 404,000 connections and wastewater service to approximately 4,000 connections and serve a combined population of over 1.6 million people in California, Connecticut, Maine and Texas. Water utility services provided by these businesses are subject to regulation by the applicable state public utility commissions. These subsidiaries also engage in non-tariffed operations that are not subject to public utility commission regulation, including contract water and sewer operations, maintenance agreements, and antenna site leases.
Together, SJWC, excluding the City of Cupertino (“Cupertino”) service concession arrangement operations, CWC, MWC and TWC are referred to as “Water Utility Services,” which is our single reportable segment.
Other business activities that are not separately reportable segments are SJWC’s Cupertino service concession arrangement operations, Texas Water Operation Services, LLC (“TWOS”), Texas Water Resources, LLC (“TWR”), New England Water Utility Services, Inc. (“NEWUS”), SJW Land Company and Chester Realty, Inc. and are collectively referred to as “Other Services.”

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
As previously disclosed, SJW Group updated its segment presentation in the fourth quarter of 2024. Accordingly, prior period information has been recast to conform with the current period presentation.

Critical Accounting Estimates:
The discussion and analysis of our financial condition and results of operations is based on the accounting estimates used and disclosed in our 2024 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the Securities and Exchange Commission on February 28, 2025.
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are described in the notes to the 2024 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to critical accounting estimates or significant accounting policies during the three months ended March 31, 2025.

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
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2025 was $16,551, an increase of $4,852, or 41%, from $11,699 for the same period in 2024. The increase in net income for the three months ended March 31, 2025 was primarily driven by rate increases in California and Connecticut. These factors were offset by higher water production expenses and increased other operating expenses as discussed below.
Operating Revenue
SJW Group has a single reportable segment, referred to as “Water Utility Services”. All other business activities not separately reportable are included in “Other Services.” Operating revenue for the Water Utility Services reportable segment and Other Services was as follows:

	Operating Revenue by Segment
	Three months ended March 31,
	2025	2024
Water Utility Services	$165,156	144,915
Other Services	2,443	4,467
Total operating revenue	$167,599	149,382

The change in consolidated operating revenue was due to the following factors:

	Increase/(decrease)
	Three months ended March 31, 2025 vs. 2024
Water Utility Services:
Consumption changes	$1,035	1%
Increase in customers	177	—%
Rate increases for:
Pass-through water costs[1]	5,325	4%
All other increases[2]	11,892	7%
Regulatory mechanisms[3]	(180)	—%
Service and other revenue	1,992	1%
Other Services	(2,024)	(1)%
Total change in operating revenue	$18,217	12%
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
Operating Expense
Operating expense is summarized below:

	Operating Expense by Segment
	Three months ended March 31,
	2025	2024
Water Utility Services	$128,980	117,781
Other Services	2,006	2,336
Unallocated Corporate	717	1,352
	$131,703	121,469
The change in consolidated operating expense was due to the following factors:

	Increase/(decrease)
	Three months ended March 31, 2025 vs. 2024
Water production expenses:
Change in surface water use	$3,499	3%
Change in usage	2,430	2%
Change in new customers	42	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	5,612	4%
Balancing and memorandum account cost recovery	(4,410)	(3)%
Total water production expenses	7,173	6%
Administrative and general	1,972	1%
Maintenance	812	1%
Property taxes and other non-income taxes	365	—%
Depreciation and amortization	(88)	—%
Total change in operating expense	$10,234	8%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in availability of water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater charges and purchased power are tracked in SJWC’s Full Cost Balancing Account (“FCBA”) authorized by the California Public Utilities Commission (“CPUC”) for cost recovery.
For the three months ended March 31, 2025, water conditions remained positive across the State of California. As a result, the California Department of Water Resources (“DWR”) announced an increase in the State Water Project allocation from 35% to 40% of contract amount for 2025 and the U.S. Bureau of Reclamation kept the Central Valley Project allocation at 75%. On April 1, 2025, Valley Water’s 10 reservoirs were 89% of restricted capacity, with 18.1 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that the managed groundwater recharge from January 2025 to March 2025 in the Santa Clara Plain was 72% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 15 feet lower than March 2024. According to Valley Water, the projected total groundwater storage at the end of 2025 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of March 31, 2025, SJWC’s Lake Elsman was 100% of capacity with 2.0 billion gallons of water, 159.2% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 37.34 inches for the period from July 1, 2024 through March 31, 2025, which is 90.7% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 0.7 billion gallons of water for the first quarter of 2025, which is 96.1% of the five-year average. SJWC’s Saratoga Water Treatment Plant was granted approval by the Division of Drinking Water to resume operation in the first quarter of 2025 but provided no meaningful production while going through startup activities. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2025.
California faces long-term water supply challenges. SJWC actively works with Valley Water to meet these challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning. Valley Water’s 15% voluntary call for conservation and certain watering and water waste rules established in 2023, are still in place for 2025. The call for continued conservation is due to a major storage reservoir currently offline for seismic retrofits.
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
TWC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. TWC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of approximately 7,602 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has raw water supply agreements with the Lower Colorado River Authority and West Travis County Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. TWC also owns eight wells and the associated water rights of KT Water Resources, LLC. These wells have been projected to yield at least 6,000 acre-feet per year. Development of the KT Water System continues. TWC expects to meet customer demand for 2025 with TWC’s water supply which consists of groundwater from wells, surface water and purchased treated and raw water from the GBRA, based on current conditions.
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

The following table presents the change in sources of water supply:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2025	2024
	(billion gallons)
Purchased water	2.7	2.0	0.7	8%
Groundwater	4.2	3.9	0.3	3%
Surface water	2.6	3.0	(0.4)	(4)%
Reclaimed water	0.1	0.1	—	—%
	9.6	9.0	0.6	7%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Water Production Expenses
The increase in water production expenses of $7,173 for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, decreases in availability of surface water, and increases in production volume, offset by decreases resulting from regulatory adjustments through SJWC’s FCBA. Effective July 1, 2024, Valley Water increased the unit price of purchased water by approximately 12% and the groundwater extraction charge by approximately 13% for SJWC.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $3,061 for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily attributable to increases in expenses related to general and administrative expenses for customer credit losses and insurance costs and an increase in maintenance costs.
Other (Expense) Income
For the three months ended March 31, 2025, compared to the same period in 2024, the change in other (expense) income was primarily due to lower income from certain service and other activities and higher interest expense on long-term debt offset by increases in pension non-service credit.
Provision for Income Taxes
For the three months ended March 31, 2025, compared to the same period in 2024, income tax expense increased $1,240. The effective consolidated income tax rates were 17% and 16% for the three months ended March 31, 2025 and 2024, respectively. The increase in income tax expense for the three months ended March 31, 2025 was primarily due to a higher pre-tax income.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On January 2, 2024, SJWC filed General Rate Case Application No. 24-01-001 with the CPUC to increase rates charged for water service by $55,196 or 11.11% in 2025, by $22,041 or 3.99% in 2026, and by $25,809 or 4.49% in 2027. The application proposed a $540,000 three-year capital budget and includes requests to recover $23,462 from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. On December 19, 2024, the CPUC approved a final decision, Decision No. 24-12-077, for rate increases of $21,318 or 3.91% in 2025, $14,432 or 2.55% in 2026, and $17,373 or 2.98% in 2027. The decision also provides a three-year capital budget of $450,000 and recovery of $15,792 in balancing and memorandum accounts.
On December 18, 2024, SJWC, along with three other California water utilities, filed a joint request for a one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2025. Postponing the filing a year alleviates administrative processing costs on the utilities as well as the CPUC staff and provides relief for both CPUC and utility resources already strained by numerous other proceedings. The request was conditioned on leaving the current Water Cost of Capital Mechanism in place such that any adjustments will be made to the respective utilities’ cost of capital during the one-year deferment based on the mechanism. The request was approved on January 14, 2025.

SJWC filed Advice Letter No. 613 on December 20, 2024, to increase the authorized revenue requirement by $21,318, or 3.91%, and implement new water rates and recover $15,792 in balancing and memorandum accounts in accordance with Decision No. 24-12-077. This filing was approved with an effective date of January 1, 2025.
Connecticut Regulatory Affairs
On January 28, 2025, CWC filed for a Water Infrastructure Conservation Adjustment (“WICA”) increase of $1,600 in annualized revenues for $15,700 in completed projects. On March 26, 2025, PURA approved the filing in its entirety. The cumulative WICA surcharge as of April 1, 2025, is 4.90%, collecting $6,000 on an annual basis.
On February 24, 2025, CWC filed its 2024 Water Rate Adjustment mechanism (“WRA”). The mechanism reconciles 2024 revenues as authorized in the CWC’s most recent rate case as well as provides for recovery of certain amounts of executive compensation as the result of the achievement of performance metrics as prescribed by PURA. The 2024 WRA surcharge of 3.62%, approved by PURA on March 26, 2025, is effective for 12 months beginning April 1, 2025.
On March 6, 2025, CWC submitted an application requesting that PURA approve the issuance of $19,402 in Drinking Water State Revolving Fund Loans that the Company proposes to use to fund three projects pertaining to: (1) the interconnection of the Green Springs Water System in Madison, Connecticut with the Guilford Water System; (2) a facility for centralized treatment of raw water from certain wells in CWC’s Gallup System in Plainfield, Connecticut; and (3) a Lead Service Line Identification Program. PURA issued a proposed final decision on April 11, 2025 approving the Company’s request. A final decision is forthcoming.
Texas Regulatory Affairs
TWC has no current general rate case pending. However, it filed its application to establish a System Improvement Charge (“SIC”) with the Public Utilities Commission of Texas (“PUCT”) under Docket No. 54430 on December 30, 2022. SIC filings are used to include certain utility plant additions made since 2020, thereby increasing revenue and avoiding the immediate need for a general rate case. TWC’s SIC application included capital investment that improves its water and wastewater systems to better serve its customers. On March 21, 2024, the PUCT filed the final order approving TWC’s request to implement its SIC which applies to certain customers. As a result of this final order, TWC increased its annual water rates by $1,574 and its annual sewer rates by $28 on an annual basis. On September 12, 2024, TWC filed its application to amend its SIC with the PUCT under Docket No. 56974. Its amended SIC will apply to all customers and seeks to increase its annual water revenue by $3,915 and its annual sewer revenue by $195, in addition to the original SIC filed with the PUCT under Docket No. 54430 on December 30, 2022. On October 14, 2024, the PUCT notified TWC that the filing was administratively complete in order to establish a procedural schedule. TWC expects to receive the final approval from the PUCT in the second quarter of 2025. Additionally, TWC is required to file a general rate case on or before March 21, 2028. Notwithstanding any SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek, Kendall West, Clear Water Estates, and Saddleridge customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
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
On April 15, 2025, MWC filed a Water Infrastructure Surcharge in both the Oakland and Biddeford Saco divisions. The combined requested surcharge is 3.00% or $547. A decision is expected in the second quarter of 2025.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2025, SJW Group generated cash flows from operations of $43,181, compared to $51,216 for the same period in 2024. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by $8,035 for the three months ended March 31, 2025 from the same period in the prior year. This decrease was the result of a combination of the following factors: (1) a decrease of $6,631 attributable to changes in payments related to accounts payable and other current liabilities, (2) a decrease attributable to accounts receivable and accrued unbilled utility revenue of $6,555, (3) a decrease of $6,330 attributable to changes in regulatory assets and liabilities, including the effect of lower surcharge collections on balancing and memorandum accounts, offset by (4) general working capital and net income, adjusted for non-cash items and tax accruals, increased by $6,014, and (5) an increase of $5,467 attributable to changes in payments of amounts previously invoiced and accrued for production costs.
As of March 31, 2025, Water Utility Services’ write-offs for credit losses represented less than 1% of its total revenue, unchanged from March 31, 2024. Management believes that the collection rate will continue to improve for its accounts receivables as service disconnections return to normal operations.
Cash Flow from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025, increased by $10,486 from the same period in the prior year, primarily as a result of (1) an increase in company-funded capital expenditures of $8,582, (2) an increase for developer-funded capital expenditures of $2,252, offset by a (3) decrease of $348 in utility plant retirement and other costs.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 increased by $36,284 from the same period in the prior year, primarily as a result of (1) an increase attributable to lower repayments on long-term debt of $39,900, (2) an increase in net proceeds from our common stock equity offerings of $19,539, (3) an increase in cash receipts of advances and contributions in aid of construction of $7,553, offset by (4) a decrease in proceeds of $25,000 from the issuance of long-term debt and (5) a decrease in net borrowings on the lines of credit of $4,899.
Budgeted Capital Expenditures
Water Utility Services’ estimated utility capital expenditures for 2025, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $451,000. The budgeted capital expenditures exclude capitalizable costs of $22,000 budgeted in 2025 that are associated with cloud-based computing arrangements. As of March 31, 2025, $77,461, or 17%, of the $451,000 has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,900,000 in capital expenditures, which includes replacement of pipes and mains, maintaining water systems, and installing approximately $300,000 in PFAS treatment. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
In addition to these capital expenditures, Water Utility Services expects to incur approximately $105,000 over the next five years, including $22,000 in 2025, in capitalizable costs associated with cloud-based computing arrangements. For the three months ended March 31, 2025, Water Utility Services’ incurred $756 in cloud-based computing expenses.

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

A summary of the line of credit agreements as of March 31, 2025 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
Syndicated credit agreement:	August 2, 2029
SJW Group		$50,000	—	50,000
SJWC		140,000	66,000	74,000
CTWS		90,000	45,000	45,000
TWC		20,000	—	20,000
Total syndicated credit agreement		300,000	111,000	189,000
CTWS credit agreement	August 2, 2028	10,000	1,590	8,410
CTWS credit agreement	May 15, 2025 (1)	40,000	40,000	—
		$350,000	152,590	197,410
___________________________________
(1)    On April 15, 2025, CTWS extended the maturity date on its $40,000 credit agreement from May 15, 2025 to August 13, 2025.
For the three months ended March 31, 2025, cost of borrowing on the lines of credit averaged 5.47% compared to 6.54% in the same period in 2024.
All of SJW Group’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of March 31, 2025, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
The debt and credit agreements of SJW Group and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of March 31, 2025, SJW Group and its subsidiaries were in compliance with all covenants in their long-term debt agreements.
Equity Financing Arrangements
In October 2024, SJW Group entered into an equity distribution agreement (the, “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three months ended March 31, 2025, SJW Group issued and sold a total of 495,900 shares of common stock with a weighted average price of $53.87 per share and received $26,545 in net proceeds under the Equity Distribution Agreement. Since the inception of the New Equity Distribution Agreement, SJW Group has issued and sold 871,413 shares of common stock at a weighted average price of $54.56 for a total net proceeds of $46,713 and has $152,460 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of March 31, 2025.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2025 and 2024 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. On March 17, 2025, Standard & Poor’s Ratings Services revised the outlook for SJW Group, CTWS and CWC from negative to stable.

The following table presents the current Standard & Poor’s Ratings Services assigned company ratings:

Entity	Rating	Outlook
SJW Group	A-	Stable
SJWC	A	Stable
CTWS	A-	Stable
CWC	A-	Stable

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

ITEM 4.CONTROLS AND PROCEDURES
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of MDL, that commenced on December 7, 2018, in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP, Chemgaurd, Inc., and BASF Corporation. SJW Group is entitled to a portion of the settlements and is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted.

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2024 and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On April 25, 2025, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.42 per share of common stock. The dividend will be paid on June 2, 2025, to stockholders of record as of the close of business on May 12, 2025.
Insider Trading Arrangements
In the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Information Web Sites
SJW Group posts information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com, and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Director Compensation and Expense Reimbursement Policies effective March 3, 2025. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

Date:	April 29, 2025	By:	/s/ ANDREW F. WALTERS
Andrew F. Walters
Chief Financial Officer and Treasurer
(Principal financial officer)