Form 10-Q
period 2025-06-30
H2O AMERICA
filed 2025-07-30
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-8966
H2O AMERICA
(Exact name of registrant as specified in its charter)

Delaware	77-0066628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 West Taylor Street, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)
(408) 279-7800
(Registrant’s telephone number, including area code)
SJW Group
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HTO	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of July 22, 2025, there were 35,287,080 shares of the registrant’s Common Stock outstanding.

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
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the risks associated with the proposed transactions with Quadvest, L.P., a Texas limited partnership and Quadvest Wholesale, LLC, a Texas limited liability company (together “Quadvest”), including, the risk of the proposed transactions not closing on the anticipated timeline, or at all, the ability to obtain required regulatory approvals, and the ability to successfully integrate Quadvest’s operations and realize the projected financial and other benefits of the proposed transactions;
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
These risks, uncertainties and other factors may cause the actual results, performance or achievements of H2O America to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
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
In May 2025, the Company changed the corporate name from SJW Group to H2O America. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this quarterly report on Form 10-Q. As such, unless expressly indicated or the context requires otherwise, the terms “H2O America,” “company,” “we,” “us,” and “our” in this document refer to H2O America, a Delaware corporation, and, where appropriate, its subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating revenue	$198,255	176,174	$365,854	325,556
Operating expense:
Production Expenses:
Purchased water	37,421	38,129	63,374	64,321
Power	3,851	2,737	7,334	5,164
Groundwater extraction charges	26,354	17,552	44,645	29,678
Other production expenses	13,243	12,052	24,483	23,101
Total production expenses	80,869	70,470	139,836	122,264
Administrative and general	28,795	20,468	56,555	46,256
Maintenance	7,470	7,881	14,969	14,568
Property taxes and other non-income taxes	8,506	8,419	17,701	17,249
Depreciation and amortization	28,750	28,366	57,032	56,736
Total operating expense	154,390	135,604	286,093	257,073
Operating income	43,865	40,570	79,761	68,483
Other (expense) income:
Interest on long-term debt and other interest expense	(18,122)	(18,294)	(36,394)	(35,878)
Pension non-service credit	1,620	939	3,223	1,889
Other, net	1,982	1,205	2,777	3,856
Income before income taxes	29,345	24,420	49,367	38,350
Provision for income taxes	4,670	3,724	8,141	5,955
Net income	24,675	20,696	41,226	32,395
Other comprehensive loss, net	—	—	—	(442)
Comprehensive income	$24,675	20,696	$41,226	31,953

Earnings per share
—Basic	$0.71	0.64	$1.20	1.00
—Diluted	$0.71	0.64	$1.20	1.00
Dividends per share	$0.42	0.40	$0.84	0.80
Weighted average shares outstanding
—Basic	34,777,152	32,397,501	34,280,727	32,237,115
—Diluted	34,860,349	32,460,894	34,367,212	32,302,741

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Utility plant:
Land	$44,681	44,657
Depreciable plant and equipment	4,395,856	4,249,314
Construction work in progress	241,793	179,486
Intangible assets	51,604	51,604
Total utility plant	4,733,934	4,525,061
Less: accumulated depreciation and amortization	1,079,538	1,036,450
Net utility plant	3,654,396	3,488,611

Nonutility properties	1,314	1,314
Less: accumulated depreciation	99	98
Net nonutility properties	1,215	1,216

Current assets:
Cash and cash equivalents	19,849	11,114
Accounts receivable:
Customers, net of allowances for credit losses of $994 and $1,172 on June 30, 2025 and December 31, 2024, respectively	76,758	68,679
Income tax	—	5,953
Other	7,666	7,059
Accrued unbilled revenue	67,960	60,847
Prepaid expenses	8,427	10,297
Current regulatory assets	12,626	18,172
Other current assets	7,164	8,593
Total current assets	200,450	190,714
Other assets:
Regulatory assets, less current portion	232,650	224,055
Investments	18,878	18,087
Postretirement benefit plans	68,682	66,422
Goodwill	640,311	640,311
Other	30,344	28,893
Total other assets	990,865	977,768
Total assets	$4,846,926	4,658,309

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 35,287,080 on June 30, 2025 and 33,629,169 on December 31, 2024	$35	34
Additional paid-in capital	914,330	827,796
Retained earnings	549,646	537,184
Accumulated other comprehensive income	1,960	1,960
Total stockholders’ equity	1,465,971	1,366,974
Long-term debt, less current portion	1,692,212	1,706,904
Total capitalization	3,158,183	3,073,878

Current liabilities:
Lines of credit	160,840	119,124
Current portion of long-term debt	18,923	3,648
Accrued groundwater extraction charges, purchased water and power	38,310	25,118
Accounts payable	48,231	56,256
Accrued interest	16,126	17,476
Accrued payroll	11,579	15,193
Current regulatory liabilities	2	1,122
Other current liabilities	20,223	23,236
Total current liabilities	314,234	261,173

Deferred income taxes	286,031	276,043
Advances for construction	172,612	155,397
Contributions in aid of construction	339,949	340,738
Postretirement benefit plans	44,033	45,063
Regulatory liabilities, less current portion	508,980	483,719
Other noncurrent liabilities	22,904	22,298
Commitments and contingencies
Total capitalization and liabilities	$4,846,926	4,658,309

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2024	33,629,169	$34	827,796	537,184	1,960	1,366,974
Net income	—	—	—	16,551	—	16,551
Stock-based compensation	—	—	1,210	(9)	—	1,201
Issuance of restricted and deferred stock units	31,587	—	(908)	—	—	(908)
Employee stock purchase plan	26,129	—	1,116	—	—	1,116
Common stock issuance, net of costs	495,900	—	26,545	—	—	26,545
Dividends paid ($0.42 per share)	—	—	—	(14,142)	—	(14,142)
Balances, March 31, 2025	34,182,785	$34	855,759	539,584	1,960	1,397,337
Net income	—	—	—	24,675	—	24,675
Stock-based compensation	—	—	1,464	(9)	—	1,455
Issuance of restricted and deferred stock units	16,702	—	(61)	—	—	(61)
Common stock issuance, net of costs	1,087,593	1	57,168	—	—	57,169
Dividends paid ($0.42 per share)	—	—	—	(14,604)	—	(14,604)
Balances, June 30, 2025	35,287,080	$35	914,330	549,646	1,960	1,465,971

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2023	32,023,004	$32	736,191	495,383	1,791	1,233,397
Net income	—	—	—	11,699	—	11,699
Unrealized loss on investment, net of tax of $163	—	—	—	—	(442)	(442)
Stock-based compensation	—	—	1,538	(9)	—	1,529
Issuance of restricted and deferred stock units	30,432	—	(1,215)	—	—	(1,215)
Employee stock purchase plan	21,755	—	1,101	—	—	1,101
Common stock issuance, net of costs	126,025	—	7,006	—	—	7,006
Dividends paid ($0.40 per share)	—	—	—	(12,824)	—	(12,824)
Balances, March 31, 2024	32,201,216	$32	744,621	494,249	1,349	1,240,251
Net income	—	—	—	20,696	—	20,696
Stock-based compensation	—	—	1,275	(8)	—	1,267
Issuance of restricted and deferred stock units	9,083	—	(2)	—	—	(2)
Common stock issuance, net of costs	458,605	1	25,295	—	—	25,296
Dividends paid ($0.40 per share)	—	—	—	(12,900)	—	(12,900)
Balances, June 30, 2024	32,668,904	$33	771,189	502,037	1,349	1,274,608

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2025	2024
Operating activities:
Net income	$41,226	32,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,606	57,847
Deferred income taxes	8,642	1,278
Stock-based compensation	2,674	2,813
Allowance for equity funds used during construction	(823)	(1,145)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(15,275)	(9,746)
Accounts payable and other current liabilities	(9,400)	(1,952)
Accrued groundwater extraction charges, purchased water and power	13,192	8,102
Tax receivable and payable, and other accrued taxes	118	3,617
Postretirement benefits	(1,420)	(1,080)
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences and postretirement benefits	4,931	8,621
Other changes, net	546	(218)
Net cash provided by operating activities	104,017	100,532
Investing activities:
Additions to utility plant:
Company-funded	(204,440)	(158,368)
Contributions in aid of construction	(11,963)	(11,779)
Cost to retire utility plant, net of salvage	(1,471)	(1,434)
Proceeds from sale of real estate investments	—	40,628
Other changes, net	—	(29)
Net cash used in investing activities	(217,874)	(130,982)
Financing activities:
Borrowings from lines of credit	114,959	151,668
Repayments of lines of credit	(73,243)	(106,556)
Long-term borrowings	—	25,000
Repayments of long-term borrowings	(1,738)	(41,488)
Issuance of common stock, net of issuance costs	83,713	32,302
Dividends paid	(28,746)	(25,724)
Receipts of advances and contributions in aid of construction	30,293	10,054
Refunds of advances for construction	(2,760)	(1,341)
Other changes, net	114	(384)
Net cash provided by financing activities	122,592	43,531
Net change in cash and cash equivalents	8,735	13,081
Cash and cash equivalents, beginning of period	11,114	9,723
Cash and cash equivalents, end of period	$19,849	22,804
Cash paid (refunded) during the period for:
Interest	$40,867	38,100
Interest, net of amounts capitalized	$37,895	36,509
Income taxes	$(2,370)	702
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$36,941	29,125
Utility property installed by developers	$1,459	748
Proceeds receivable from sale of real estate investments	$—	2,801
Accrued selling expenses on sale of real estate investments	$—	2,386

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). The Notes to Consolidated Financial Statements in H2O America’s 2024 Annual Report on Form 10-K, filed with the SEC on February 28, 2025, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
In May 2025, the Company changed the corporate name from SJW Group to H2O America and the trading symbol from SJW to HTO on the Nasdaq Global Select Market. H2O America is a holding company that conducts its business through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), SJWTX Holdings, Inc., SJW Land Company, SJWNE LLC, and National Water Utility Service, LLC (“NWU”). SJWTX Holdings, Inc., is a holding company for its wholly owned subsidiaries, SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC, (“TWOS”) and Texas Water Resources, LLC (“TWR”). SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly owned subsidiaries are The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc.
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
H2O America’s revenue components are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$197,777	173,106	$362,640	323,114
Alternative revenue programs, net	1,759	1,314	2,351	(523)
Other balancing and memorandum accounts and regulatory mechanisms, net	(2,288)	977	(988)	413
Rental income	1,007	777	1,851	2,552
	$198,255	176,174	$365,854	325,556
Nonutility Properties
The major components of nonutility properties as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Land	$915	915
Buildings and improvements	399	399
Subtotal	1,314	1,314
Less: accumulated depreciation	99	98
Total	$1,215	1,216
Fair Value Measurement
The following instruments are not measured at fair value on H2O America’s condensed consolidated balance sheets as of June 30, 2025, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2025 approximates their carrying value as reported on the

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and six months ended June 30, 2025. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of H2O America’s long-term debt was $1,513,238 and $1,490,024 as of June 30, 2025 and December 31, 2024, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at June 30, 2025 and December 31, 2024, $1,496,137 and $1,473,393, respectively, would be categorized as Level 2 in the fair value hierarchy and $17,101 and $16,631, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,567 and $2,812 as of June 30, 2025 and December 31, 2024, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under H2O America’s long-term incentive plans and shares potentially issuable under H2O America’s employee stock purchase plan. For the three months ended June 30, 2025 and 2024, 8,900 and 6,567 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively. For the six months ended June 30, 2025 and 2024, 23,346 and 9,394 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of June 30, 2025 are as follows:

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
		H2O America will adopt the ASU beginning with its annual financial statements for the year ending December 31, 2025.	Prospective, with retrospective application also permitted.	H2O America is currently evaluating the requirements of ASU 2023-09.
ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The ASU requires disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization in interim and annual reporting periods. Further, other amounts already required to be disclosed in accordance with current U.S. GAAP would be included in the same disclosure as the other disaggregation requirements. Additionally, the ASU requires qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclosure of selling expenses in annual periods and an entity’s definition of selling expenses.
		The ASU is effective for H2O America for its annual financial statements for the year ending December 31, 2027 and for interim reporting periods for the year ending December 31, 2028. Early adoption is permitted.	Prospective, with retrospective application also permitted.	H2O America is currently evaluating the requirements of ASU 2024-03.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Regulatory assets:
Income tax temporary differences (a) (p)	$185,239	180,103
Monterey Water Revenue Adjustment Mechanism (“MWRAM”) (b)	14,753	9,985
Business combinations debt premium (c) (p)	11,043	12,313
Employee benefit costs (d) (p)	6,144	6,370
Revenue adjustment mechanisms (e) (p)	5,780	5,024
Customer Assistance Program (“CAP”) balancing account (f)	4,686	6,599
Unrecognized pensions and other postretirement benefits (g) (p)	1,506	3,177
2022 general rate case interim memorandum account (h)	1,106	3,392
Other (j)	15,019	15,264
Total regulatory assets	245,276	242,227
Less: current regulatory assets (k)	12,626	18,172
Total regulatory assets, less current portion	$232,650	224,055
Regulatory liabilities:
Cost of removal (l)	379,624	364,398
Future income tax benefits due to customers (m)	83,326	84,128
Unrecognized pensions and other postretirement benefits (g)	27,696	27,872
PFAS legal settlement proceeds (q)	6,352	—
Employee benefit costs (d)	4,933	1,137
Water supply costs (i)	4,405	3,386
Revenue adjustment mechanisms (e)	2	1,122
Other (n)	2,644	2,798
Total regulatory liabilities	508,982	484,841
Less: current regulatory liabilities (o)	2	1,122
Total regulatory liabilities, less current portion	$508,980	483,719
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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

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
(q)Primarily relates to legal settlements received by SJWC and CWC from ongoing PFAS water contamination litigation against manufacturers which will be used to offset future costs incurred, recorded as Contributions in Aid of Construction (“CIAC”), or returned to customers through future rates. Water Contamination Litigation Memorandum Account (“WCLMA”) has been established to track net proceeds and costs resulting from water contamination litigation related to SJWC.
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
SJWC also maintains memorandum accounts to track impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCLMA allows SJWC to track net proceeds and costs resulting from water contamination litigation. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions, both mandatory and voluntary. SJWC records the lost revenue captured in the WCMA balancing accounts, including amounts related to a 20-basis point reduction in the authorized return on equity per the terms of the WCMA. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. All balancing accounts and memorandum accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first. On December 19, 2024, the CPUC issued General Rate Case Decision No. 24-12-077, which approved a recovery of $15,792 in balancing and memorandum accounts from customers through a 12-month surcharge effective January 1, 2025.
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

Note 3.Capitalization
In October 2024, H2O America entered into an equity distribution agreement (the, “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three and six months ended June 30, 2025, H2O America issued and sold a total of 1,087,593 and 1,583,493 shares of common stock, respectively, with a weighted average price of $52.82 and $53.15 per share respectively, and received $57,168 and $83,713 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 1,959,006 shares of common stock at a weighted average price of $53.59 for a total net proceeds of $103,882 and has $95,017 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of June 30, 2025.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

Note 4.Lines of Credit and Long-Term Liabilities
H2O America’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations.
Lines of Credit
The weighted average interest rate on short-term borrowings outstanding at June 30, 2025, was 5.43%, compared to 6.08% at December 31, 2024.
As of June 30, 2025, the unused portion of the lines of credit was $199,160.
On April 15, 2025, CTWS extended the maturity date on its $40,000 credit agreement from May 15, 2025 to August 13, 2025.
SJWC has entered into a $10,000 credit agreement with JPMorgan Chase Bank, N.A., dated June 11, 2025. The credit agreement has a maturity date of June 11, 2026. This line of credit was unused at June 30, 2025.

Note 5.Income Taxes
Income tax expense was $4,670 and $3,724 for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was $8,141 and $5,955 for the six months ended June 30, 2025 and 2024, respectively. The effective consolidated income tax rates were 16% and 15% for the three months ended June 30, 2025 and 2024, respectively, and 16% for the six months ended for both June 30, 2025 and 2024, respectively.
H2O America had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of $3,896 and $3,707 as of June 30, 2025 and December 31, 2024, respectively. H2O America currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of a lapse of the statute of limitations.

Note 6.Commitments and Contingencies
H2O America and its subsidiaries are subject to ordinary routine litigation incidental to its business.
In October 2023, CWC, a subsidiary of H2O America, was named as a defendant in a putative class action lawsuit alleging that the water provided by CWC contained contaminants. The case is currently pending in the State of Connecticut Superior Court. CWC intends to vigorously defend itself in this lawsuit. H2O America is unable to provide a reasonable estimate of loss, if any, at this time.
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
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M Company. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP and BASF Corporation. H2O America is entitled to a portion of the settlements and is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted.
During the quarter ended June 30, 2025, the Company received $6,443 in cash proceeds from a legal settlement with 3M related to PFAS contamination. These proceeds were allocated as follows: SJWC received $4,420; CWC received $1,906; and MWC received $117, which includes $91 payable to contract operators. The proceeds are compensatory in nature and are intended to reimburse the Company for costs incurred to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company during the remainder of 2025 and the subsequent nine years, pursuant to the terms of the settlement agreement. In addition, the Company is party to pending settlements with DuPont de Nemours, Inc., Tyco Fire Products LP, and BASF Corporation. Proceeds from these settlements are also expected to be received in 2025 and will be accounted for in a manner consistent with the 3M Company settlement. H2O

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

America is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted. However, the amount of these additional proceeds is not estimable as of the date of this filing.

Note 7.Benefit Plans
H2O America maintains noncontributory defined benefit pension plans for its eligible employees. SJWC employees hired before March 31, 2008 and CWC and MWC employees hired before January 1, 2009 are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Starting in 2023, TWC employees are also eligible to participate under SJWC’s cash balance plan. Certain employees hired before March 1, 2012, and covered by a plan merged into the CWC plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009, are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. H2O America does not have multi-employer plans.
In addition, senior management hired before March 31, 2008, for SJWC and January 1, 2009 for CWC, are eligible to receive additional retirement benefits under supplemental executive retirement plans and retirement contracts. SJWC’s senior management hired on or after March 31, 2008, are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan. The supplemental retirement plans and Cash Balance Executive Supplemental Retirement Plan are non-qualified plans in which only senior management and other designated members of management may participate. H2O America also provides health care and life insurance benefits for retired employees under employer-sponsored postretirement benefits that are not pension plans.
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and six months ended June 30, 2025 and 2024 are as follows:

	Pension Benefits		Other Benefits
	Three months ended June 30,
	2025	2024	2025	2024
Service cost	$1,644	1,666	$156	166
Interest cost	3,901	3,613	337	295
Expected return on assets	(4,944)	(4,463)	(295)	(267)
Amortization of actuarial (gain) loss	(458)	(18)	(214)	(161)
Amortization of prior service cost	4	4	—	—
Total	$147	802	$(16)	33

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2025	2024	2025	2024
Service cost	$3,287	3,331	$312	332
Interest cost	7,801	7,226	674	591
Expected return on assets	(9,887)	(8,926)	(590)	(534)
Amortization of actuarial (gain) loss	(915)	(35)	(428)	(322)
Amortization of prior service cost	7	7	—	—
Total	$293	1,603	$(32)	67
In 2025, H2O America expects to make required and discretionary cash contributions of up to $6,113 to the pension plans and other postretirement benefits. For the three and six months ended June 30, 2025, H2O America has made $628 and $2,105, respectively, contributions to such plans.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

Note 8.Equity Plans
H2O America’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in H2O America. H2O America also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under H2O America’s employee stock purchase plan (“ESPP”). As of June 30, 2025, 230,275 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 913,976 shares are available for award issuances under the long-term incentive plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Compensation costs charged to income:
ESPP	$100	—	$189	195
Restricted stock and deferred restricted stock	1,364	1,275	2,485	2,618
Total compensation costs charged to income	$1,464	1,275	$2,674	2,813
ESPP proceeds	$—	—	$1,116	1,101
Restricted Stock and Deferred Restricted Stock
For the three months ended June 30, 2025 and 2024, H2O America granted 19,909 and 24,692, respectively, of one year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $48.57 and $50.04, respectively. For the six months ended June 30, 2025 and 2024, H2O America granted 66,314 and 64,482, respectively, of one-year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $45.49 and $58.39, respectively.
For the three months ended June 30, 2025 and 2024, H2O America granted 1,562 and 356 target units, respectively, of performance-based and market-based restricted stock awards with a weighted-average grant date fair value per unit of $53.19 and $52.90, respectively. For the six months ended June 30, 2025 and 2024, H2O America granted 58,208 and 45,763 target units, respectively, of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $51.91 and $55.60, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of June 30, 2025, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $8,405. This cost is expected to be recognized over a weighted average period of 1.93 years.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

Note 9.Segment Reporting
H2O America’s single reportable segment provides water utility and utility-related services to its customers through H2O America’s subsidiaries, SJWC, CWC, TWC, MWC, and Acequia, which are aggregated and referred to as “Water Utility Services.” Water Utility Services’ activities are water utility operations with both regulated and non-tariffed businesses. Other business activities that do not comprise separately reportable segments primarily include SJWC’s City of Cupertino service concession arrangement operations, property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., contract water and sewer operations and other water-related services provided by NEWUS and are referred to as “Other Services.”
H2O America’s operating segments have been determined based on information used by the chief operating decision maker. H2O America’s chief operating decision maker (“CODM”) includes the Chairman, President, and Chief Executive Officer; the Chief Financial Officer and Treasurer; the Chief Operating Officer; the Senior Vice President and Chief Administrative Officer; and the Vice President and General Counsel. However, ultimate decision-making authority rests with the Chairman, President, and Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis that is accompanied by certain disaggregated information about operating revenue, expenses, net income, and total assets. The CODM uses the net income to assess the financial performance of the segments and allocate resources (including employees, financial, or capital resources) in the budgeting and forecasting process.
Certain allocated assets, such as goodwill, revenue and expenses have been included in the reportable segment amounts. Certain corporate costs and expenses are not allocated to Water Utility Services or Other Services and are shown separately to reconcile to the applicable consolidated amounts. As previously disclosed, H2O America updated its segment presentation in the fourth quarter of 2024. Accordingly, prior period information has been recast to conform with the current period presentation.
The following tables set forth information relating to H2O America's reportable segment and other business activities:

	For the three months ended June 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$194,674	3,581	—	198,255

Less:
Production expenses	79,324	1,545	—	80,869
Administrative and general	24,967	252	3,576	28,795
Maintenance	6,745	725	—	7,470
Property taxes and other non-income taxes	8,506	9	(9)	8,506
Depreciation and amortization	28,485	34	231	28,750
Interest on long-term debt and other interest expense	12,719	—	5,403	18,122
Provision (benefit) for income taxes	6,706	283	(2,319)	4,670
Other (3)	(1,748)	(38)	(1,816)	(3,602)
Net income (loss)	$28,970	771	(5,066)	24,675

Capital expenditures	$132,058	—	—	132,058

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

	For the three months ended June 30, 2024
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$172,046	4,128	—	176,174

Less:
Production expenses	69,176	1,293	1	70,470
Administrative and general	19,292	820	356	20,468
Maintenance	7,261	620	—	7,881
Property taxes and other non-income taxes	8,463	20	(64)	8,419
Depreciation and amortization	28,057	86	223	28,366
Interest on long-term debt and other interest expense	12,037	224	6,033	18,294
Provision (benefit) for income taxes	5,325	233	(1,834)	3,724
Other (3)	(1,570)	583	(1,157)	(2,144)
Net income (loss)	$24,005	249	(3,558)	20,696

Capital expenditures	$96,636	—	—	96,636

	For the six months ended June 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$359,830	6,024	—	365,854

Less:
Production expenses	137,309	2,527	—	139,836
Administrative and general	51,718	812	4,025	56,555
Maintenance	13,748	1,221	—	14,969
Property taxes and other non-income taxes	17,715	(50)	36	17,701
Depreciation and amortization	56,517	61	454	57,032
Interest on long-term debt and other interest expense	25,758	—	10,636	36,394
Provision (benefit) for income taxes	12,012	509	(4,380)	8,141
Other (3)	(2,870)	(137)	(2,993)	(6,000)
Net income (loss)	$47,923	1,081	(7,778)	41,226

Capital expenditures	$216,403	—	—	216,403

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

	For the six months ended June 30, 2024
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$316,961	8,595	—	325,556

Less:
Production expenses	120,213	2,051	—	122,264
Administrative and general	43,142	1,630	1,484	46,256
Maintenance	13,504	1,064	—	14,568
Property taxes and other non-income taxes	17,053	258	(62)	17,249
Depreciation and amortization	56,118	172	446	56,736
Interest on long-term debt and other interest expense	23,579	445	11,854	35,878
Provision (benefit) for income taxes	9,021	817	(3,883)	5,955
Other (3)	(4,455)	575	(1,865)	(5,745)
Net income (loss)	$38,786	1,583	(7,974)	32,395

Capital expenditures	$170,147	—	—	170,147
___________________________________
(1)    The “Other Services” category includes the accounts of SJW Land Co, Chester Reality, Inc., SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, and NEWUS, on a stand-alone basis.
(2)    The “Unallocated Corporate” category includes the accounts of H2O America, SJWNE LLC, SJWTX Holdings, Inc., CTWS, NWU on a stand-alone basis.
(3)    Primarily comprised of pension non-service credit (cost) and items of miscellaneous non-operating income (expense).

H2O America’s assets for the Water Utility Services reportable segment and all other are as follows as of:

	June 30, 2025	December 31, 2024
Water Utility Services (reportable segment)	$4,728,012	4,567,182
Other Services	27,994	25,053
Unallocated Corporate	90,920	66,074
Total assets	$4,846,926	4,658,309

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(in thousands, except share and per share data)

Note 10.Subsequent Events
H2O America acquisition
On July 7, 2025, the Company, through its indirect subsidiary, TWC, entered into an Asset Purchase Agreement (the “Regulated Business APA”), with Quadvest, L.P., a Texas limited partnership, as seller (“Quadvest Retail”) and the Company, as guarantor, pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Retail has agreed to sell, and TWC has agreed to acquire, substantially all of the assets of Quadvest Retail related to the operation of Quadvest Retail’s water and sewer utility business (the “Regulated Business”) at a purchase price consisting of a base amount of $483,600, with certain adjustments based on capital expenditures (the “Regulated Business Transaction”). The Regulated Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Regulated Business APA, including satisfaction of the closing conditions with respect to the Wholesale Business Transaction described below.
Concurrently on July 7, 2025, the Company, its indirect subsidiary, Texas Water Operation Services, LLC (“TWOS”) and TWC (together with the Company and TWOS, the “Purchasers”), entered into another Asset Purchase Agreement (the “Wholesale Business APA” and together with the Regulated Business APA, the “Agreements”), with Quadvest Retail and its affiliate, Quadvest Wholesale, LLC, a Texas limited liability company (“Quadvest Wholesale” and together with Quadvest Retail, the “Sellers”), pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Wholesale has agreed to sell, and TWOS has agreed to acquire substantially all of the assets of Quadvest Wholesale related to the operation of the Quadvest Wholesale’s wholesale water and sewer business (the “Wholesale Business” and together with the Regulated Business, the “Businesses”) at a purchase price consisting of a base amount of $56,400, with certain adjustments based on capital expenditures (the “Wholesale Business Transaction”, and together with the Regulated Business Transaction, the “Transactions”). The Wholesale Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Wholesale Business APA, including the simultaneous closing of the Regulated Business Transaction described above.
Maine and Connecticut financing agreements

On May 23, 2025, MWC submitted an application with MPUC seeking approval to issue unsecured notes in an amount up to $25,000. The MPUC granted approval on June 17, 2025. On July 10, 2025, MWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $25,000 at a fixed interest rate of 6.70%. The note is an unsecured obligation of MWC due on July 20, 2055. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.

On July 11, 2025, CTWS repaid the $25,000 outstanding balance on a credit agreement originally due on August 13, 2025. Concurrently, CTWS terminated this credit agreement, which had a credit limit of $40,000, on July 11, 2025.

One Big Beautiful Bill Act (“OBBBA”)
On July 4, 2025, Public Law No. 119-21, known as the OBBBA was signed into law. The OBBBA contains several tax provisions affecting business taxpayers. The company is evaluating the impact of these provisions on the income tax provision in our consolidated financial statements. Any changes will be recognized in the period of enactment which is the third quarter of 2025.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and where otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in H2O America’s Annual Report on Form 10-K for the year ended December 31, 2024.
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of H2O America and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about H2O America and its subsidiaries and the industries in which H2O America and its subsidiaries operate and the beliefs and assumptions of the management of H2O America. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. For more information about such forward-looking statements, including some of the factors that may affect our actual results, please see our disclosures under “Forward-Looking Statements,” and elsewhere in this Form 10-Q, including Part II, Item 1A under “Risk Factors” as well as the disclosures under Part I, Item 1A in H2O America’s Annual Report on Form 10-K for the year ended December 31, 2024 under “Risk Factors.”

General:
In May 2025, the Company changed the corporate name from SJW Group to H2O America. H2O America is a holding company whose primary business involves ownership of public utilities that provide water and wastewater services, including the production, purchase, storage, purification, distribution, wholesale and retail sale of water. The water utility business of H2O America is conducted through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), SJWTX, Inc. doing business as The Texas Water Company (“TWC”). These subsidiaries provide water service to approximately 407,000 water and wastewater service connections and serve a combined population of over 1.6 million people in California, Connecticut, Maine and Texas. Water utility services provided by these businesses are subject to regulation by the applicable state public utility commissions. These subsidiaries also engage in non-tariffed operations that are not subject to public utility commission regulation, including contract water and sewer operations, maintenance agreements, and antenna site leases.
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
H2O America focuses its business initiatives in three strategic areas:
(1)Investing in regional regulated water utility operations to support the health, safety and quality of life of our customers;
(2)Regional non-tariffed water utility-related services provided in accordance with the guidelines established by applicable state public utility commissions; and
(3)Out-of-region water and utility-related services.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combinations or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on our financial position and operating results, entering markets in which we have no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. H2O America cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
As previously disclosed, H2O America, through its indirect subsidiary, TWC, is set to acquire regulated systems owned by Quadvest L.P. for $483,600, and TWOS will acquire systems owned by Quadvest Wholesale LLC for $56,400. Please see Note 10. “Subsequent Events” for further discussion. On the completion of this acquisition, Quadvest will bring operational scale, a strong development pipeline, and increased exposure to one of America’s fastest growing regions, Houston, TX. Quadvest brings a strong legacy of local relationships and reliable service. It has been providing water and sewer service in Southeast Texas for nearly 50 years through its operating entities. As previously disclosed, H2O America updated its segment presentation in the fourth quarter of 2024. Accordingly, prior period information has been recast to conform with the current period presentation.

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
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are described in the notes to the 2024 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to critical accounting estimates or significant accounting policies during the three and six months ended June 30, 2025.

New Accounting Pronouncements:
See Note 1 of “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of new accounting pronouncements.

Results of Operations:
Water sales are seasonal in nature and are influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater, and lower in the winter months when cooler temperatures and increased precipitation curtail water usage and sales.
Overview
H2O America’s consolidated net income for the three months ended June 30, 2025 was $24,675, an increase of $3,979, or 19%, from $20,696 for the same period in 2024. H2O America’s consolidated net income for the six months ended June 30, 2025 was $41,226, an increase of $8,831, or approximately 27%, from $32,395 for the same period in 2024. The increase in net income for the three and six months ended June 30, 2025 was primarily driven by rate increases in California and Connecticut. These factors were offset by higher water production expenses and increased other operating expenses as discussed below.
Operating Revenue
H2O America has a single reportable segment, referred to as “Water Utility Services.” All other business activities not separately reportable are included in “Other Services.” Operating revenue for the Water Utility Services reportable segment and Other Services was as follows:

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Water Utility Services	$194,674	172,046	$359,830	316,961
Other Services	3,581	4,128	6,024	8,595
Total operating revenue	$198,255	176,174	$365,854	325,556

The change in consolidated operating revenue was due to the following factors:

	Increase/(decrease)
	Three months ended June 30, 2025 vs. 2024		Six months ended June 30, 2025 vs. 2024
Water Utility Services:
Consumption changes	$4,885	3%	$5,870	2%
Increase in customers	331	—%	559	—%
Rate increases for:
Pass-through water costs[1]	6,675	4%	12,000	4%
All other increases[2]	10,935	6%	22,827	7%
Regulatory mechanisms[3]	(2,255)	(1)%	(2,435)	(1)%
Service and other revenue	(546)	—%	(2,571)	(1)%
Other Services	2,056	1%	4,048	1%
Total change in operating revenue	$22,081	13%	$40,298	12%
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
Operating Expense
Operating expense is summarized below:

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Water Utility Services	$148,027	132,249	$277,007	250,030
Other Services	2,565	2,839	4,571	5,175
Unallocated Corporate	3,798	516	4,515	1,868
	$154,390	135,604	$286,093	257,073
The change in consolidated operating expense was due to the following factors:

	Increase/(decrease)
	Three months ended June 30, 2025 vs. 2024		Six months ended June 30, 2025 vs. 2024
Water production expenses:
Change in surface water use	$1,650	1%	$5,149	2%
Change in usage	2,732	2%	5,162	2%
Change in new customers	91	—%	133	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	8,009	6%	13,621	5%
Balancing and memorandum account cost recovery	(2,083)	(1)%	(6,493)	(2)%
Total water production expenses	10,399	8%	17,572	7%
Administrative and general	8,327	6%	10,299	4%
Maintenance	(411)	—%	401	—%
Property taxes and other non-income taxes	87	—%	452	—%
Depreciation and amortization	384	—%	296	—%
Total change in operating expense	$18,786	14%	$29,020	11%

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
For the six months ended June 30, 2025, water conditions remained positive across the State of California. As a result, the California Department of Water Resources (“DWR”) announced an increase in the State Water Project allocation from 35% to 40% of the contract amount during the first quarter of 2025, and the U.S. Bureau of Reclamation kept the Central Valley Project allocation at 75% during the same period. The DWR further announced an increase in the State Water Project allocation from 40% to 50% of the contract amount during the second quarter of 2025, while the U.S. Bureau of Reclamation’s Central Valley Project allocation increased from 75% to 80% during the same period. On July 1, 2025, Valley Water’s 10 reservoirs were at 75% of restricted capacity, with 15.3 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that managed groundwater recharge from January 2025 to June 2025 in the Santa Clara Plain was 111% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 12 feet lower than in June 2024. According to Valley Water, the projected total groundwater storage at the end of 2025 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of June 30, 2025, SJWC’s Lake Elsman was at 93.5% of capacity with 1.9 billion gallons of water, approximately 156.5% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 37.68 inches for the period from July 1, 2024 through June 30, 2025, which is 84.9% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 1.4 billion gallons of water through the second quarter of 2025, which is 101.1% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 40 million gallons of water through the second quarter of 2025, which is 78.5% of the five-year average. The Saratoga Water Treatment Plant was taken out of service during the second quarter of 2025 due to a lack of surface water runoff and will remain offline until the next rain season. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2025.
California faces long-term water supply challenges. SJWC actively works with Valley Water to meet these challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning. Valley Water’s 15% voluntary call for conservation and certain watering and water waste rules established in 2023 are still in place for 2025. The call for continued conservation is due to a major storage reservoir currently offline for seismic retrofits.
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
Despite ongoing drought conditions in the Texas service area, which have led to water usage restrictions for customers, TWC expects to meet customer demand for 2025 based on current conditions. This expectation is supported by its diversified water supply portfolio, including groundwater wells, surface water, and purchased treated water from the GBRA. To ensure long-term system resilience, significant capital investments in transmission mains, storage facilities, and new supply sources are planned for 2025 and beyond.

Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040. MWC believes that it will be able to meet customer demand for 2025 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and rivers, and purchased water treated by neighboring water utilities.
The following table presents the change in sources of water supply:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2025	2024			2025	2024
	(billion gallons)				(billion gallons)
Purchased water	4.7	4.4	0.3	2%	7.5	6.5	1.0	5%
Groundwater	5.2	4.9	0.3	2%	9.4	8.8	0.6	3%
Surface water	2.8	3.1	(0.3)	(2)%	5.4	6.1	(0.7)	(3)%
Reclaimed water	0.3	0.2	0.1	1%	0.3	0.2	0.1	—%
	13.0	12.6	0.4	3%	22.6	21.6	1.0	5%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Water Production Expenses
The increase in water production expenses of $10,399 for the three months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, increases in production volume, and decreases in availability of surface water, offset by decreases resulting from regulatory adjustments through SJWC’s FCBA.
The change in water production expenses of $17,572 for the six months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, and increases in production volume, and decreases in availability of surface water, offset by decreases resulting from regulatory adjustments.
Effective July 1, 2024, Valley Water increased the unit price of purchased water by approximately 12% and the groundwater extraction charge by approximately 13% for SJWC. SJWC was notified by Valley Water that the unit price of purchased water and the groundwater extraction charge were increased by 9% and 10%, respectively, effective July 1, 2025.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $8,387 for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily attributable to increases in general and administrative expenses for customer credit losses as a result of funds received from the California Extended Water and Wastewater Arrearage Payment Program in the prior year, and increases in acquisition costs, insurance, and contracted work.
Operating expenses, excluding water production expenses, increased $11,448 for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily attributable to an increase in general and administrative expenses related to customer credit losses as a result of funds received from the California Extended Water and Wastewater Arrearage Payment Program in the prior year, and increases in acquisition costs, insurance, and contracted work.
Other (Expense) Income
For the three months ended June 30, 2025, compared to the same period in 2024, the change in other (expense) income was primarily due to increases in pension non-service credit and a loss on sale of real estate investments recorded in prior year.
For the six months ended June 30, 2025, compared to the same period in 2024, the change in other (expense) income was primarily due to lower income from certain service and other activities, and an increase in interest expense, offset by an increase in pension non-service credit, and a loss on sale of real estate investments recorded in prior year.
Provision for Income Taxes
For the three and six months ended June 30, 2025, compared to the same period in 2024, income tax expense increased $946 and $2,186, respectively. The increase in income tax expense for the three and six months ended June 30, 2025 was primarily due to a higher pre-tax income in 2025. The effective consolidated income tax rates were 16% and 15% for the three months ended June 30, 2025 and 2024, respectively, and 16% for six months ended for both June 30, 2025 and 2024, respectively.

On July 4, 2025, Public Law No. 119-21, known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA contains several tax provisions affecting business taxpayers. The company is evaluating the impact of these provisions on the income tax provision in our consolidated financial statements. Any changes will be recognized in the period of enactment which is the third quarter of 2025.
Regulation and Rates
Almost all of the operating revenue of H2O America results from the sale of water at rates authorized by the subsidiaries’ respective state utilities commissions. The state utilities commissions set rates that are intended to provide revenue sufficient to recover operating expenses and the opportunity to achieve a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On January 2, 2024, SJWC filed General Rate Case Application No. 24-01-001 with the CPUC to increase rates charged for water service by $55,196 or 11.11% in 2025, by $22,041 or 3.99% in 2026, and by $25,809 or 4.49% in 2027. The application proposed a $540,000 three-year capital budget and included requests to recover $23,462 from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. On December 19, 2024, the CPUC approved a final decision, Decision No. 24-12-077, for rate increases of $21,318 or 3.91% in 2025, $14,432 or 2.55% in 2026, and $17,373 or 2.98% in 2027. The decision also provides a three-year capital budget of $450,000 and recovery of $15,792 in balancing and memorandum accounts.
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
SJWC filed Advice Letter No. 616 on May 27, 2025, to increase the authorized revenue requirement by $22,536, or 4.00%, to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2025. Advice Letter No. 616 was approved with an effective date of July 1, 2025.
SJWC filed Advice Letter No. 617 on May 28, 2025, to increase the authorized revenue requirement by $6,818, or 1.16%, to recover revenue related to the plant additions for the Advanced Metering Infrastructure (AMI) project. Advice Letter No. 617 was approved with an effective date of July 1, 2025.
SJWC filed Advice Letter No. 618 on June 24, 2025, to establish the Water Contamination Litigation Memorandum Account (“WCLMA”) to track net proceeds and costs resulting from water contamination litigation. Advice Letter No. 618 was approved in July 2025 by the CPUC with an effective date of June 24, 2025.
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
On March 6, 2025, CWC submitted an application requesting that PURA approve the issuance of $19,402 in Drinking Water State Revolving Fund Loans that the Company proposes to use to fund three projects pertaining to: (1) the interconnection of the Green Springs Water System in Madison, Connecticut with the Guilford Water System; (2) a facility for centralized treatment of raw water from certain wells in CWC’s Gallup System in Plainfield, Connecticut; and (3) a Lead Service Line Identification Program. A decision was received from PURA on April 30, 2025, approving CWC’s request.
On June 4, 2025, the Connecticut General Assembly approved Public Act No. 25-142, An Act Concerning Water Utility Systems and Water Quality and Treatment Surcharges. The Act, signed by the Governor on July 1, 2025, allows CWC to surcharge customers for investments related to emerging contaminants, primarily per- and polyfluoroalkyl substances (“PFAS”). In accordance with the legislation, CWC submitted its Water Quality and Treatment Adjustment (“WQTA”) Assessment Report (“AR”) on July 2, 2025. PURA has 180 days to approve the AR, after which the Company will be able to apply annually to PURA for cost recovery of eligible projects.
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
On September 12, 2024, TWC filed its application to amend its SIC with the PUCT under Docket No. 56974. Its amended SIC applies to all customers and increases its annual water revenue by $3,915 and its annual sewer revenue by $195, in addition to the original SIC filed with the PUCT under Docket No. 54430 on December 30, 2022. On May 15, 2025, the PUCT filed the final order approving TWC’s amended SIC application.
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
Maine Regulatory Affairs
On October 25, 2024, MWC filed an application with MPUC to adjust customer rates in the Camden Rockland division. The proposal requested an increase in annual revenues of approximately $1,057, or 15.9%, over current authorized revenues. On June 27, 2025, MPUC approved a settlement stipulation, authorizing an increase in rates of $865, or 13.00%, with an effective date of July 1, 2025.
On December 31, 2024, MWC filed for a unified tariff across its 10 separate rate divisions. A decision in this case is expected in the fourth quarter of 2025.
On April 15, 2025, MWC filed a Water Infrastructure Surcharge in both the Oakland and Biddeford Saco divisions. The combined requested surcharge is 3.00% or $547. The MPUC issued an order approving the surcharges on June 24, 2025, with an effective date of July 1, 2025.

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2025, H2O America generated cash flows from operations of $104,017, compared to $100,532 for the same period in 2024. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by $3,485 for the six months ended June 30, 2025 from the same period in the prior year. This increase was primarily the result of a combination of the following factors: (1) net income, adjusted for non-cash items, increased by $18,137, (2) an increase of $5,090 attributable to changes in payments of amounts previously invoiced and accrued for production costs, offset by (3) a decrease of $3,690 attributable to changes in regulatory assets and liabilities, (4) a decrease in tax accruals of $3,499 compared to the prior period, (5) a decrease attributable to accounts receivable and accrued unbilled utility revenue of $5,529 and (6) a decrease of $7,448 attributable to changes in payments related to accounts payable and other current liabilities.
As of June 30, 2025, Water Utility Services’ write-offs for credit losses represented less than 1% of its total revenue, unchanged from June 30, 2024. Management believes that the collection rate will continue to improve for its accounts receivables as service disconnections return to normal operations.
Cash Flow from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025, increased by $86,892 from the same period in the prior year, primarily as a result of (1) an increase in company-funded utility capital expenditures of $46,072 and (2) a decrease in proceeds received from the sale of real estate investments in 2025 by $40,628 due to the completed sale of Tennessee properties in 2024.

Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 increased by $79,061 from the same period in the prior year, primarily as a result of (1) an increase in net proceeds from our common stock equity offerings of $51,411, (2) an increase attributable to lower repayments on long-term debt of $39,750, (3) an increase in cash receipts of advances and contributions in aid of construction of $20,239, offset by (4) an increase in dividend paid of $3,022, (5) a decrease in net borrowings on the lines of credit of $3,396 and (6) a decrease in proceeds of $25,000 from the issuance of long-term debt.
Budgeted Capital Expenditures
Water Utility Services’ estimated utility capital expenditures for 2025, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $451,000. The budgeted capital expenditures exclude capitalizable costs of $22,000 budgeted in 2025 that are associated with cloud-based computing arrangements. As of June 30, 2025, $204,440, or 45%, of the $451,000 has been invested.
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
In addition to these capital expenditures, Water Utility Services expects to incur approximately $105,000 over the next five years, including $22,000 in 2025, in capitalizable costs associated with cloud-based computing arrangements. For the six months ended June 30, 2025, Water Utility Services’ incurred $2,786 in cloud-based computing expenses.

Sources of Capital:
H2O America’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
Short-term Financing Agreements
H2O America and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes.
A summary of the line of credit agreements as of June 30, 2025 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
Syndicated credit agreement:	August 2, 2029
H2O America		$50,000	—	50,000
SJWC		140,000	66,000	74,000
CTWS		90,000	67,000	23,000
TWC		20,000	—	20,000
Total syndicated credit agreement		300,000	133,000	167,000
SJWC credit agreement	June 11, 2026	10,000	—	10,000
CTWS credit agreement	August 2, 2028	10,000	2,840	7,160
CTWS credit agreement (1)	August 13, 2025	40,000	25,000	15,000
		$360,000	160,840	199,160
_________

(1)    On July 11, 2025, CTWS repaid the outstanding balance under this credit agreement and concurrently terminated this credit agreement.
SJWC has entered into a $10,000 credit agreement with JPMorgan Chase Bank, N.A., dated June 11, 2025. The credit agreement has a maturity date of June 11, 2026.
For the six months ended June 30, 2025, cost of borrowing on the lines of credit averaged 5.45% compared to 6.53% in the same period in 2024.
All of H2O America’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of June 30, 2025, H2O America and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of June 30, 2025, H2O America and its subsidiaries were in compliance with all covenants in their long-term debt agreements.
On May 23, 2025, MWC submitted an application with MPUC seeking approval to issue unsecured notes in an amount up to $25,000. The MPUC granted approval on June 17, 2025. On July 10, 2025, MWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $25,000 at a fixed interest rate of 6.70%. The note is an unsecured obligation of MWC due on July 20, 2055. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
Equity Financing Arrangements
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three and six months ended June 30, 2025, H2O America issued and sold a total of 1,087,593 and 1,583,493 shares of common stock, respectively, with a weighted average price of $52.82 and $53.15 per share respectively, and received $57,168 and $83,713 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 1,959,006 shares of common stock at a weighted average price of $53.59 for a total net proceeds of $103,882 and has $95,017 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of June 30, 2025.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact H2O America’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase H2O America’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2025 and 2024 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. On July 15, 2025, Standard & Poor’s Ratings Services revised the outlook for H2O America, CTWS and CWC from stable to negative following the announcement of the Quadvest acquisition.
The following table presents the current Standard & Poor’s Ratings Services assigned company ratings:

Entity	Rating	Outlook
H2O America	A-	Negative
SJWC	A	Stable
CTWS	A-	Negative
CWC	A-	Negative

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
H2O America is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the company’s variable rate lines of credit. H2O America’s subsidiaries sponsor noncontributory pension and other post-retirement plans for its employees. Pension and other post-retirement costs and the funded status of the plans may be affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation.
H2O America has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

ITEM 4.CONTROLS AND PROCEDURES
H2O America’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of H2O America’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that H2O America’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by H2O America in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. H2O America believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There has been no change in internal control over financial reporting during the second fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of H2O America.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
H2O America is subject to ordinary routine litigation incidental to its business.
In October 2023, CWC, a subsidiary of H2O America, was named as a defendant in a putative class action lawsuit alleging that the water provided by CWC contained contaminants. The case is currently pending in the State of Connecticut Superior Court. CWC is vigorously defending itself in this lawsuit.
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
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M Company. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP, and BASF Corporation. H2O America is entitled to a portion of the settlements and is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted.
During the quarter ended June 30, 2025, the Company received $6,443 in cash proceeds from a legal settlement with 3M related to PFAS contamination. These proceeds were allocated as follows: SJWC received $4,420; CWC received $1,906; and MWC received $117, which includes $91 payable to contract operators. The proceeds are compensatory in nature and are intended to reimburse the Company for costs incurred to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company during the remainder of 2025 and the subsequent nine years, pursuant to the terms of the settlement agreement. In addition, the Company is party to pending settlements with DuPont de Nemours, Inc., Tyco Fire Products LP, and BASF Corporation. Proceeds from these settlements are also expected to be received in 2025 and will be accounted for in a manner consistent with the 3M Company settlement. H2O America is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS manufacturers for potential impacts to the various claims that these utility subsidiaries have asserted. However, the amount of these additional proceeds is not estimable as of the date of this filing.

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in H2O America’s annual report on Form 10-K for the year ended December 31, 2024 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factors listed and referenced to below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in H2O America’s annual report on Form 10-K for the year ended December 31, 2024.
The following discusses certain risk factors relating to the proposed transactions with Quadvest, L.P., a Texas limited partnership, (“Quadvest Retail”) and Quadvest Wholesale, LLC, a Texas limited liability company (“Quadvest Wholesale” and together with Quadvest Retail, “Quadvest”) and does not include all of the risk factors associated with the proposed transactions and H2O America after the proposed transactions.
Our proposed transactions with Quadvest are subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on H2O America or, if not obtained, could prevent completion of the proposed transactions.
Completion of the proposed transactions is contingent upon, among other things, the receipt of all required regulatory approvals, which consist of compliance with and filings and the applicable waiting period under the Hart Scott-Rodino Antitrust Improvements Act, compliance with and applications for permits with state and municipal agencies and consent required by the PUCT for the transfer of Quadvest’s water and sewer utility business (the “Regulated Business”).
The terms and conditions of the approvals that are granted by such governmental entities and regulatory authorities may impose requirements, limitations, costs, or place restrictions on the conduct of H2O America’s business. The asset purchase agreements may require H2O America to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the proposed transactions on the basis of regulatory conditions imposed. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the proposed transactions or imposing additional material costs on or materially limiting the revenues of H2O America following the proposed transactions. Additionally, H2O America cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed transactions, or the consummation of the proposed transactions on terms different than those contemplated by the asset purchase agreements.
The length of the regulatory approval process required by the PUCT, which may be extended beyond its current estimates, may reduce or eliminate the benefits to be achieved under the proposed transactions.
As a condition to the consummation of the proposed transactions, the sale of the Regulated Business must be approved by the PUCT. While we expect the transaction to receive PUCT approval by mid-2026, the exact timeline for this approval process is unknown and may not occur until later, if at all.
In addition to the required regulatory clearances, the proposed transactions are subject to a number of other conditions beyond H2O America’s control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the proposed transactions for a significant period of time or prevent them from occurring. Any delay in completing the proposed transactions could cause H2O America to not realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the proposed transactions are successfully completed within the expected time frame. Failure to achieve these anticipated benefits within the expected time frame could result in increased costs and/or lower-than-expected revenues or income generated by H2O America after the completion of the proposed transactions.
We may be unable to successfully integrate Quadvest’s business with ours and realize the anticipated benefits of the acquisition, which could negatively impact the future business and financial results of H2O America.
The anticipated benefits expected from the proposed transactions are based on projections and assumptions about the combined Quadvest and H2O America businesses, which may not materialize as expected or which may prove to be inaccurate. Achieving the benefits of the proposed transactions will depend, in part, on H2O America’s ability to integrate the business and operations of Quadvest successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:
•successfully managing relationships with our combined customer base and retaining Quadvest’s customers;
•the ability to successfully integrate Quadvest’s business with ours in a manner that permits H2O America to achieve the synergies and other benefits anticipated to result from the proposed transactions;
•integrating complex systems, operating procedures, regulatory compliance programs, technology, networks, and other assets of Quadvest and H2O America in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;
•diversion of the attention of the management and other key employees of Quadvest and H2O America;
•integrating the workforces of Quadvest and H2O America while maintaining focus on providing clean, high quality water and exceptional service;
•disruption of, or the loss of momentum in, the ongoing business of H2O America;
•liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the proposed transactions, including transition costs to integrate the businesses of Quadvest and H2O America, that may exceed the costs that we currently anticipate; and
•the increased scale of our operations resulting from the proposed transactions.
If we do not successfully manage these issues and the other challenges inherent in integrating Quadvest, then we may not achieve the anticipated benefits of the proposed transactions and our business, financial condition and results of operations could be materially adversely affected.
The fair market value determination made in connection with the PUCT approval process may result in a lower realized value for the Regulated Business.
As a part of the application process, H2O America and Quadvest will submit appraisal reports to the PUCT for approval of a fair market value of the assets of the Regulated Business (the “FMV”) which H2O America may use for purposes of setting water rates in Texas by a separate application filed with the PUCT following the consummation of the proposed transactions. If the approved FMV is lower than H2O America anticipates, H2O America may, under certain circumstances, still be required to consummate the proposed transactions (subject to the satisfaction of all other conditions contained in the asset purchase agreements) but may not be able to realize the full expected value of the Regulated Business in rates following the consummation of the proposed transactions.

Failure to complete the proposed transactions as currently contemplated or at all could negatively impact the stock prices, business operations and financial results of H2O America.
Completion of the proposed transactions is not assured and is subject to risks, including the risks that approval of the proposed transactions by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the proposed transactions are not completed, or are completed on different terms than as contemplated by the asset purchase agreements, the ongoing businesses and financial results of H2O America may be adversely affected and H2O America will be subject to several risks, including the following:

•having to pay certain significant costs relating to the proposed transactions without receiving the benefits of the proposed transactions, including, in certain circumstances, payment of a termination fee;
•reputational harm due to the adverse public perception of any failure to successfully complete the proposed transactions; and
•H2O America’s management having focused on the proposed transactions instead of on conducting its day-to-day business and operational matters and pursuing other opportunities that could have been beneficial to the companies.

Any delay in the completion of the proposed transactions, any uncertainty about the completion of the proposed transactions on terms other than those contemplated by the asset purchase agreements and any failure to complete the proposed transactions could adversely affect the business, financial results and stock price of H2O America.
The asset purchase agreements with Quadvest may be terminated in certain circumstances, which would result in the benefits of the proposed transactions not being realized, and under certain circumstances, we may be required to pay a termination fee.
Either H2O America or Quadvest may terminate the asset purchase agreements under certain circumstances, including if the proposed transactions have not been consummated by January 7, 2027 (unless such date is extended to a date mutually agreed to by the parties to obtain regulatory approval under certain circumstances, which could be up to an additional eighteen months). However, this termination right will not be available to a party if such failure to complete the proposed transactions on or before such date is the result of such party’s failure to perform or comply, in all material respects, with any of the covenants, agreements or conditions of the asset purchase agreements. If we are not able to complete the proposed transactions by the end date, even if we decide not to terminate the asset purchase agreements, we may not be able to prevent Quadvest from exercising its right to terminate the asset purchase agreements.
In addition, if the asset purchase agreements are terminated under certain circumstances related to regulatory approvals, H2O America may be required to pay to Quadvest a termination fee of $21 million.
Failure to obtain financing for the proposed transactions on favorable terms or at all could negatively impact the operating results and financial condition of H2O America.
H2O America may seek to raise capital to finance the proposed transactions, including through the issuance of debt or equity securities. There can be no assurance that such financing will be available on favorable terms, or at all. The incurrence of additional indebtedness could adversely affect H2O America’s financial condition, results of operations, or cash flows. Additionally, equity financings may result in dilution to our existing stockholders and debt financings may contain covenants that restrict the actions of H2O America and its subsidiaries. Furthermore, any downgrade in H2O America’s credit ratings by rating agencies may negatively impact the market value and liquidity of H2O America’s debt and equity securities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Changed the Corporate Name to H2O America
On May 5, 2025, SJW Group filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name to H2O America which became effective upon filing.
Quarterly Dividend
On July 25, 2025, the Board of Directors (the “Board”) of H2O America declared the regular quarterly dividend of $0.42 per share of common stock. The dividend will be paid on September 2, 2025, to stockholders of record as of the close of business on August 11, 2025.
Executive Officers
In connection with the company’s previously announced leadership transition, the Board designated the following as its executive officers:
(1)Andrew F. Walters, Chief Executive Officer;
(2)Ann P. Kelly, Chief Financial Officer and Treasurer;
(3)Bruce A. Hauk, President and Chief Operating Officer;
(4)Kristen A. Johnson, President of Shared Services, Senior Vice President, and Chief Administrative Officer; and
(5)Willie Brown, Vice President and General Counsel.
Tanya Moniz-Witten (President, SJWC), Craig J. Patla (President, CTWS and CWC), and Douwe Busschops (Chief Information Officer) will each continue in their current roles and responsibilities and are no longer designated executive officers, effective July 25, 2025.
Insider Trading Arrangements
In the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Information Web Sites
H2O America posts information about the operating and financial performance of H2O America and its subsidiaries on its web sites at www.h2o-america.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com, and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of SJW Group, dated May 5, 2025. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 7, 2025.
3.2	Amended and Restated Bylaws of H2O America. (1)
10.1	Asset Purchase Agreement, dated July 7, 2025, by and among Quadvest, L.P., SJWTX, Inc., and H2O America. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 8, 2025.
10.2
Asset Purchase Agreement, dated July 7, 2025, by and among Quadvest Wholesale, LLC, Quadvest, L.P., Texas Water Operation Services, LLC, SJWTX, Inc., and H2O America. Incorporated by reference to Exhibit 2.2 to Form 8-K filed on July 8, 2025.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H2O AMERICA

Date:	July 29, 2025	By:	/s/ ANN P. KELLY
Ann P. Kelly
Chief Financial Officer and Treasurer
(Principal financial officer)