Form 10-Q
period 2025-09-30
H2O AMERICA
filed 2025-10-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of October 21, 2025, there were 35,805,089 shares of the registrant’s Common Stock outstanding.

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
•changes in general economic, political, business and financial market conditions, including changes resulting from the recent U.S. government shutdown;
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating revenue	$240,550	225,063	$606,404	550,619
Operating expense:
Production Expenses:
Purchased water	38,163	54,310	101,537	118,631
Power	8,175	3,396	15,509	8,560
Groundwater extraction charges	39,608	25,081	84,253	54,759
Other production expenses	12,374	12,919	36,857	36,020
Total production expenses	98,320	95,706	238,156	217,970
Administrative and general	31,306	25,708	87,861	71,964
Maintenance	8,016	8,512	22,985	23,080
Property taxes and other non-income taxes	9,516	9,361	27,217	26,610
Depreciation and amortization	28,765	27,423	85,797	84,159
Total operating expense	175,923	166,710	462,016	423,783
Operating income	64,627	58,353	144,388	126,836
Other (expense) income:
Interest on long-term debt and other interest expense	(17,898)	(17,516)	(54,292)	(53,394)
Pension non-service credit	1,587	940	4,810	2,829
Other, net	2,607	(1,197)	5,384	2,659
Income before income taxes	50,923	40,580	100,290	78,930
Provision for income taxes	5,791	1,928	13,932	7,883
Net income	45,132	38,652	86,358	71,047
Other comprehensive loss, net	—	—	—	(442)
Comprehensive income	$45,132	38,652	$86,358	70,605

Earnings per share
—Basic	$1.27	1.17	$2.49	2.19
—Diluted	$1.27	1.17	$2.48	2.18
Dividends per share	$0.42	0.40	$1.26	1.20
Weighted average shares outstanding
—Basic	35,543,224	32,896,967	34,706,183	32,458,666
—Diluted	35,643,826	32,982,580	34,797,374	32,530,954

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Utility plant:
Land	$44,657	44,657
Depreciable plant and equipment	4,526,148	4,249,314
Construction work in progress	277,948	179,486
Intangible assets	51,683	51,604
Total utility plant	4,900,436	4,525,061
Less: accumulated depreciation and amortization	1,102,312	1,036,450
Net utility plant	3,798,124	3,488,611

Nonutility properties	1,314	1,314
Less: accumulated depreciation	101	98
Net nonutility properties	1,213	1,216

Current assets:
Cash and cash equivalents	11,314	11,114
Accounts receivable:
Customers, net of allowances for credit losses of $1,050 and $1,172 on September 30, 2025 and December 31, 2024, respectively	86,008	68,679
Income tax	—	5,953
Other	6,490	7,059
Accrued unbilled revenue	73,131	60,847
Prepaid expenses	15,989	10,297
Current regulatory assets	7,047	18,172
Other current assets	7,227	8,593
Total current assets	207,206	190,714
Other assets:
Regulatory assets, less current portion	242,376	224,055
Investments	19,271	18,087
Postretirement benefit plans	70,092	66,422
Goodwill	640,311	640,311
Other	32,061	28,893
Total other assets	1,004,111	977,768
Total assets	$5,010,654	4,658,309

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 35,805,089 on September 30, 2025 and 33,629,169 on December 31, 2024	$36	34
Additional paid-in capital	941,759	827,796
Retained earnings	579,908	537,184
Accumulated other comprehensive income	1,960	1,960
Total stockholders’ equity	1,523,663	1,366,974
Long-term debt, less current portion	1,756,955	1,706,904
Total capitalization	3,280,618	3,073,878

Current liabilities:
Lines of credit	126,368	119,124
Current portion of long-term debt	18,010	3,648
Accrued groundwater extraction charges, purchased water and power	42,457	25,118
Accounts payable	61,238	56,256
Accrued interest	18,319	17,476
Accrued payroll	13,596	15,193
Current regulatory liabilities	3	1,122
Other current liabilities	24,172	23,236
Total current liabilities	304,163	261,173

Deferred income taxes	302,959	276,043
Advances for construction	183,892	155,397
Contributions in aid of construction	343,295	340,738
Postretirement benefit plans	44,264	45,063
Regulatory liabilities, less current portion	528,206	483,719
Other noncurrent liabilities	23,257	22,298
Commitments and contingencies
Total capitalization and liabilities	$5,010,654	4,658,309

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2024	33,629,169	$34	827,796	537,184	1,960	1,366,974
Net income	—	—	—	16,551	—	16,551
Stock-based compensation	—	—	1,210	(9)	—	1,201
Issuance of restricted and deferred stock units	31,587	—	(908)	—	—	(908)
Employee stock purchase plan	26,129	—	1,116	—	—	1,116
Common stock issuance, net of costs	495,900	—	26,545	—	—	26,545
Dividends paid ($0.42 per share)	—	—	—	(14,142)	—	(14,142)
Balances, March 31, 2025	34,182,785	$34	855,759	539,584	1,960	1,397,337
Net income	—	—	—	24,675	—	24,675
Stock-based compensation	—	—	1,464	(9)	—	1,455
Issuance of restricted and deferred stock units	16,702	—	(61)	—	—	(61)
Common stock issuance, net of costs	1,087,593	1	57,168	—	—	57,169
Dividends paid ($0.42 per share)	—	—	—	(14,604)	—	(14,604)
Balances, June 30, 2025	35,287,080	$35	914,330	549,646	1,960	1,465,971
Net income	—	—	—	45,132	—	45,132
Stock-based compensation	—	—	1,988	(9)	—	1,979
Issuance of restricted and deferred stock units	418	—	1	—	—	1
Employee stock purchase plan	24,732	—	1,015	—	—	1,015
Common stock issuance, net of costs	492,859	1	24,425	—	—	24,426
Dividends paid ($0.42 per share)	—	—	—	(14,861)	—	(14,861)
Balances, September 30, 2025	35,805,089	$36	941,759	579,908	1,960	1,523,663

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net income	$86,358	71,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,638	85,811
Deferred income taxes	25,063	27,142
Stock-based compensation	4,662	4,379
Allowance for equity funds used during construction	(1,500)	(1,750)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(30,717)	(26,509)
Accounts payable and other current liabilities	(5,687)	(2,271)
Accrued groundwater extraction charges, purchased water and power	17,339	13,954
Tax receivable and payable, and other accrued taxes	(5,612)	(17,960)
Postretirement benefits	(2,737)	(2,363)
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences and postretirement benefits	7,098	836
Proceeds from litigation settlement, net	6,640	—
Other changes, net	(9,262)	1,750
Net cash provided by operating activities	181,283	154,066
Investing activities:
Additions to utility plant:
Company-funded	(351,069)	(252,275)
Contributions in aid of construction	(18,546)	(18,757)
Cost to retire utility plant, net of salvage	(2,728)	(2,286)
Proceeds from sale of real estate investments and release of escrow deposit	2,801	40,669
Other changes, net	—	(29)
Net cash used in investing activities	(369,542)	(232,678)
Financing activities:
Borrowings from lines of credit	364,287	156,000
Repayments of lines of credit	(357,042)	(235,149)
Long-term borrowings	65,000	150,329
Repayments of long-term borrowings	(3,307)	(43,053)
Issuance of common stock, net of issuance costs	108,138	63,309
Dividends paid	(43,607)	(38,830)
Proceeds from litigation settlement, net	14,421	—
Receipts of advances and contributions in aid of construction	43,666	22,304
Refunds of advances for construction	(3,639)	(2,113)
Other changes, net	542	59
Net cash provided by financing activities	188,459	72,856
Net change in cash and cash equivalents	200	(5,756)
Cash and cash equivalents, beginning of period	11,114	9,723
Cash and cash equivalents, end of period	$11,314	3,967
Cash paid (refunded) during the period for:
Interest	$58,308	52,299
Interest, net of amounts capitalized	$53,277	49,716
Income taxes	$(2,286)	1,292
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$49,550	35,970
Utility property installed by developers	$2,607	699
Proceeds receivable from sale of real estate investments	$—	2,801
Accrued selling expenses on sale of real estate investments	$—	2,201

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
H2O America’s revenue components are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$243,522	216,677	$606,162	539,790
Alternative revenue programs, net	3,996	7,369	6,347	6,847
Other balancing and memorandum accounts and regulatory mechanisms, net	(7,804)	(1,432)	(8,792)	(1,019)
Rental income	836	2,449	2,687	5,001
	$240,550	225,063	$606,404	550,619
Nonutility Properties
The major components of nonutility properties as of September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Land	$915	915
Buildings and improvements	399	399
Subtotal	1,314	1,314
Less: accumulated depreciation	101	98
Total	$1,213	1,216
Fair Value Measurement
The following instruments are not measured at fair value on H2O America’s condensed consolidated balance sheets as of September 30, 2025, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2025 approximates their carrying value as reported

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and nine months ended September 30, 2025. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of H2O America’s long-term debt was $1,603,773 and $1,490,024 as of September 30, 2025 and December 31, 2024, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at September 30, 2025 and December 31, 2024, $1,586,432 and $1,473,393, respectively, would be categorized as Level 2 in the fair value hierarchy and $17,341 and $16,631, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2,566 and $2,812 as of September 30, 2025 and December 31, 2024, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under H2O America’s long-term incentive plans and shares potentially issuable under H2O America’s employee stock purchase plan. For the three months ended September 30, 2025 and 2024, 4,954 and 485 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively. For the nine months ended September 30, 2025 and 2024, 38,734 and 5,289 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of September 30, 2025 are as follows:

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
		H2O America will adopt the ASU beginning with its annual financial statements for the year ending December 31, 2025.	Prospective, with retrospective application also permitted.	The standard is expected to only result in updates to disclosure and is not expected to have a material impact on the Company’s financial position and results of operations.
ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The ASU requires disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization in interim and annual reporting periods. Further, other amounts already required to be disclosed in accordance with current U.S. GAAP would be included in the same disclosure as the other disaggregation requirements. Additionally, the ASU requires qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclosure of selling expenses in annual periods and an entity’s definition of selling expenses.
		The ASU is effective for H2O America for its annual financial statements for the year ending December 31, 2027 and for interim reporting periods for the year ending December 31, 2028. Early adoption is permitted.	Prospective, with retrospective application also permitted.	The standard is expected to only result in updates to disclosure and is not expected to have a material impact on the Company’s financial position and results of operations.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Regulatory assets:
Income tax temporary differences (a) (p)	$196,072	180,103
Monterey Water Revenue Adjustment Mechanism (“MWRAM”) (b)	9,660	9,985
Business combinations debt premium (c) (p)	10,407	12,313
Employee benefit costs (d) (p)	6,008	6,370
Revenue adjustment mechanisms (e) (p)	8,670	5,024
Customer Assistance Program (“CAP”) balancing account (f)	4,281	6,599
Unrecognized pensions and other postretirement benefits (g) (p)	1,506	3,177
2022 general rate case interim memorandum account (h)	—	3,392
Other (j)	12,819	15,264
Total regulatory assets	249,423	242,227
Less: current regulatory assets (k)	7,047	18,172
Total regulatory assets, less current portion	$242,376	224,055
Regulatory liabilities:
Cost of removal (l)	387,169	364,398
Future income tax benefits due to customers (m)	82,349	84,128
Unrecognized pensions and other postretirement benefits (g)	27,608	27,872
PFAS legal settlement proceeds (q)	20,986	—
Employee benefit costs (d)	6,850	1,137
Water supply costs (i)	605	3,386
Revenue adjustment mechanisms (e)	89	1,122
Other (n)	2,553	2,798
Total regulatory liabilities	528,209	484,841
Less: current regulatory liabilities (o)	3	1,122
Total regulatory liabilities, less current portion	$528,206	483,719
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
SEPTEMBER 30, 2025
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
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the California Public Utilities Commission (“CPUC”) to offset those expense changes. SJWC has been authorized for the use of the FCBA to track water supply costs and energy consumption. The MWRAM balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
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

Note 3.Capitalization
In October 2024, H2O America entered into an equity distribution agreement (the, “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three and nine months ended September 30, 2025, H2O America issued and sold a total of 492,859 and 2,076,352 shares of common stock, respectively, with a weighted average price of $50.27 and $52.47 per share respectively, and received $24,425 and $108,138 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,451,865 shares of common stock at a weighted average price of $52.92 for a total net proceeds of $128,307 and has $70,239 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of September 30, 2025.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

Note 4.Lines of Credit and Long-Term Liabilities
H2O America’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans and other obligations.
Lines of Credit
The weighted average interest rate on short-term borrowings outstanding at September 30, 2025, was 5.10%, compared to 6.08% at December 31, 2024.
As of September 30, 2025, the unused portion of the lines of credit was $243,632.
On July 11, 2025, CTWS repaid the outstanding balance of $25,000 under its credit agreement and concurrently terminated the credit agreement.
SJWC has entered into a $10,000 credit agreement with JPMorgan Chase Bank, N.A., dated June 11, 2025. The credit agreement has a maturity date of June 11, 2026. This line of credit was unused at September 30, 2025.
On September 12, 2025, H2O America and its subsidiaries, SJWC, SJWTX, CWC and MWC, entered into an Amended and Restated Credit Agreement to extend and increase the revolving credit facility with JPMorgan Chase Bank and Wells Fargo Securities, LLC. Pursuant to the amended agreement, the total commitment under the facility was increased from $300,000 to $350,000, and the maturity date was extended from August 2, 2029 to September 12, 2030.
Long-Term Liabilities
On May 23, 2025, MWC submitted an application with the MPUC seeking approval to issue unsecured notes in an amount up to $25,000. The MPUC granted approval on June 17, 2025. On July 10, 2025, MWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $25,000 at a fixed interest rate of 6.70%. The note is an unsecured obligation of MWC due on July 20, 2055. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
On September 18, 2025, TWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $40,000 at a fixed interest rate of 6.68%. This note is an unsecured obligation of TWC due on September 1, 2055. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.

Note 5.Income Taxes
Income tax expense was $5,791 and $1,928 for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was $13,932 and $7,883 for the nine months ended September 30, 2025 and 2024, respectively. The effective consolidated income tax rates were 11% and 5% for the three months ended September 30, 2025 and 2024, respectively, and 14% and 10% for the nine months ended September 30, 2025 and 2024, respectively. The lower effective tax rate for the three and nine months ended September 30, 2024 was primarily due to a tax accounting method change related to the repairs deductions filed in 2024.
H2O America had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of $4,093 and $3,707 as of September 30, 2025 and December 31, 2024, respectively. H2O America currently does not expect uncertain tax positions to change significantly over the next 12 months, except in the case of a lapse of the statute of limitations.
On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others phased in through tax year 2027. The legislation may be subject to further clarification and the issuance of interpretive guidance. The Company evaluated the impact of the OBBBA tax legislation in the third quarter of 2025, the period of enactment, and the impact was not material to the provision for income taxes and deferred tax balances.
Note 6.Commitments and Contingencies
H2O America and its subsidiaries are subject to ordinary routine litigation incidental to its business.
In October 2023, CWC, a subsidiary of H2O America, was named as a defendant in a putative class action lawsuit alleging that the water provided by CWC contained contaminants. The case is currently pending in the State of Connecticut Superior Court.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

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
For the three and nine months ended September 30, 2025, the Company received cash proceeds of $14,710 and $21,152, respectively, in connection with a legal settlement with 3M Company related to PFAS contamination. In the third quarter of 2025, the total proceeds of $14,710 were allocated as follows: SJWC received $10,078; CWC received $4,571; and MWC received $61. For the nine months ended September 30, 2025, the total proceeds of $21,152 were allocated as follows: SJWC received $14,497; CWC received $6,477; and MWC received $178, which includes $91 payable to contract operators. The proceeds are compensatory in nature and are intended to reimburse the Company for costs incurred to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company in the subsequent nine years, pursuant to the terms of the settlement agreement. In addition, the Company is party to pending settlements with DuPont de Nemours, Inc., Tyco Fire Products LP, and BASF Corporation. Proceeds from these settlements are also expected to be received in 2025 and will be accounted for in a manner consistent with the 3M Company settlement.
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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Pension Benefits		Other Benefits
	Three months ended September 30,
	2025	2024	2025	2024
Service cost	$1,644	1,666	$156	166
Interest cost	3,901	3,613	337	295
Expected return on assets	(4,944)	(4,463)	(295)	(267)
Amortization of actuarial (gain) loss	(458)	(18)	(214)	(161)
Amortization of prior service cost	4	4	—	—
Total	$147	802	$(16)	33

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$4,931	4,997	$468	498
Interest cost	11,702	10,839	1,011	886
Expected return on assets	(14,831)	(13,389)	(885)	(801)
Amortization of actuarial (gain) loss	(1,373)	(53)	(642)	(483)
Amortization of prior service cost	11	11	—	—
Total	$440	2,405	$(48)	100
In 2025, H2O America expects to make required and discretionary cash contributions of up to $6,113 to the pension plans and other postretirement benefits. For the three and nine months ended September 30, 2025, H2O America has made $1,395 and $3,500, respectively, contributions to such plans.

Note 8.Equity Plans
H2O America’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in H2O America. H2O America also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under H2O America’s employee stock purchase plan (“ESPP”). As of September 30, 2025, 280,861 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 863,128 shares are available for award issuances under the long-term incentive plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Compensation costs charged to income:
ESPP	$75	259	$264	454
Restricted stock and deferred restricted stock	1,913	1,307	4,398	3,925
Total compensation costs charged to income	$1,988	1,566	$4,662	4,379
ESPP proceeds	$1,015	1,087	$2,131	2,188

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

Restricted Stock and Deferred Restricted Stock
For the three months ended September 30, 2025, H2O America granted 31,771 of two-year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $45.81. For the three months ended September 30, 2024, there was no grant activity of service-based restricted stock awards. For the nine months ended September 30, 2025 and 2024, H2O America granted 98,085 and 64,482, respectively, of one-year, two-year, and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $46.17 and $56.70, respectively.
For the three months ended September 30, 2025, H2O America granted 18,744 target units, of performance-based and market-based restricted stock awards with a weighted-average grant date fair value per unit of $51.47. For the three months ended September 30, 2024, there was no grant activity of performance-based and market-based restricted stock awards. For the nine months ended September 30, 2025 and 2024, H2O America granted 76,952 and 45,763 target units, respectively, of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $51.80 and $55.60, respectively. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of September 30, 2025, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $9,265. This cost is expected to be recognized over a weighted average period of 1.90 years.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
H2O America’s operating segments have been determined based on information used by the chief operating decision maker. H2O America’s chief operating decision makers (“CODM”) include the Chief Executive Officer; the Chief Financial Officer and Treasurer; the President and Chief Operating Officer; the President of Shared Services and Senior Vice President and Chief Administrative Officer; and the Vice President and General Counsel. However, ultimate decision-making authority rests with the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis that is accompanied by certain disaggregated information about operating revenue, expenses, net income, and total assets. The CODM uses net income to assess the financial performance of the segments and allocate resources (including employees, financial, or capital resources) in the budgeting and forecasting process.
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
The following tables set forth information relating to H2O America's reportable segment and other business activities:

	For the three months ended September 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$236,222	4,328	—	240,550

Less:
Production expenses	96,411	1,909	—	98,320
Administrative and general	30,599	251	456	31,306
Maintenance	7,100	916	—	8,016
Property taxes and other non-income taxes	9,563	21	(68)	9,516
Depreciation and amortization	28,505	30	230	28,765
Interest on long-term debt and other interest expense	12,600	—	5,298	17,898
Provision (benefit) for income taxes	5,743	591	(543)	5,791
Other (3)	(1,435)	(370)	(2,389)	(4,194)
Net income (loss)	$47,136	980	(2,984)	45,132

Capital expenditures	$153,212	—	—	153,212

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

	For the three months ended September 30, 2024
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$220,938	4,125	—	225,063

Less:
Production expenses	93,788	1,918	—	95,706
Administrative and general	23,706	483	1,519	25,708
Maintenance	8,103	409	—	8,512
Property taxes and other non-income taxes	9,220	107	34	9,361
Depreciation and amortization	27,112	87	224	27,423
Interest on long-term debt and other interest expense	11,516	75	5,925	17,516
Provision for income taxes	1,182	404	342	1,928
Other (3)	2,493	(240)	(1,996)	257
Net income (loss)	$43,818	882	(6,048)	38,652

Capital expenditures	$100,885	—	—	100,885

	For the nine months ended September 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$596,052	10,352	—	606,404

Less:
Production expenses	233,720	4,436	—	238,156
Administrative and general	82,317	1,063	4,481	87,861
Maintenance	20,848	2,137	—	22,985
Property taxes and other non-income taxes	27,278	(29)	(32)	27,217
Depreciation and amortization	85,022	91	684	85,797
Interest on long-term debt and other interest expense	38,358	—	15,934	54,292
Provision (benefit) for income taxes	17,755	1,100	(4,923)	13,932
Other (3)	(4,305)	(507)	(5,382)	(10,194)
Net income (loss)	$95,059	2,061	(10,762)	86,358

Capital expenditures	$369,615	—	—	369,615

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

	For the nine months ended September 30, 2024
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$537,899	12,720	—	550,619

Less:
Production expenses	214,001	3,969	—	217,970
Administrative and general	66,848	2,113	3,003	71,964
Maintenance	21,607	1,473	—	23,080
Property taxes and other non-income taxes	26,273	365	(28)	26,610
Depreciation and amortization	83,230	259	670	84,159
Interest on long-term debt and other interest expense	35,095	520	17,779	53,394
Provision (benefit) for income taxes	10,203	1,221	(3,541)	7,883
Other (3)	(1,962)	335	(3,861)	(5,488)
Net income (loss)	$82,604	2,465	(14,022)	71,047

Capital expenditures	$271,032	—	—	271,032
___________________________________
(1)    The “Other Services” category includes the accounts of SJW Land Co, Chester Reality, Inc., SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, and NEWUS, on a stand-alone basis.
(2)    The “Unallocated Corporate” category includes the accounts of H2O America, SJWNE LLC, SJWTX Holdings, Inc., CTWS, NWU on a stand-alone basis.
(3)    Primarily comprised of pension non-service credit (cost) and items of miscellaneous non-operating income (expense).

H2O America’s assets for the Water Utility Services reportable segment and all other are as follows as of:

	September 30, 2025	December 31, 2024
Water Utility Services (reportable segment)	$4,930,531	4,567,182
Other Services	23,209	25,053
Unallocated Corporate	56,914	66,074
Total assets	$5,010,654	4,658,309

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(in thousands, except share and per share data)

Note 10.Acquisitions
Quadvest acquisition
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
Concurrently on July 7, 2025, the Company, its indirect subsidiary, Texas Water Operation Services, LLC (“TWOS”) and TWC (together with the Company and TWOS, the “Purchasers”), entered into another Asset Purchase Agreement (the “Wholesale Business APA” and together with the Regulated Business APA, the “Agreements”), with Quadvest Retail and its affiliate, Quadvest Wholesale, LLC, a Texas limited liability company (“Quadvest Wholesale” and together with Quadvest Retail, the “Sellers”), pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Wholesale has agreed to sell, and TWOS has agreed to acquire substantially all of the assets of Quadvest Wholesale related to the operation of Quadvest Wholesale’s wholesale water and sewer business (the “Wholesale Business” and together with the Regulated Business, the “Businesses”) at a purchase price consisting of a base amount of $56,400, with certain adjustments based on capital expenditures (the “Wholesale Business Transaction”, and together with the Regulated Business Transaction, the “Transactions”). The Wholesale Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Wholesale Business APA, including the simultaneous closing of the Regulated Business Transaction described above.

Note 11. Subsequent Events
Long-term debt issuance for CWC
On October 28, 2025, CWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company agreed to sell an aggregate principal amount of $60,000 of its 6.08% Senior Notes, Series 2025 (“Series 2025 Notes”). The Series 2025 Notes are unsecured obligations of CWC and are due on November 1, 2055. Interest is payable semi-annually in arrears on May 1st and November 1st of each year, commencing May 1, 2026.
PFAS litigation settlement
In October of 2025, the Company received cash proceeds of $3,762, in connection with a legal settlement with DuPont de Nemours, Inc. related to PFAS contamination. The total proceeds were allocated as follows: SJWC received $2,542; CWC received $1,153; and MWC received $67 which includes $52 payable to contract operators.

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
As previously disclosed, H2O America, through its indirect subsidiary, TWC, is set to acquire regulated systems owned by Quadvest L.P. for $483,600, and TWOS will acquire systems owned by Quadvest Wholesale LLC for $56,400. Please see Note 10 “Acquisitions” for further discussion. On the completion of this acquisition, Quadvest will bring operational scale, a strong development pipeline, and increased exposure to one of America’s fastest growing regions, Houston, TX. Quadvest brings a strong legacy of local relationships and reliable service. It has been providing water and sewer service in Southeast Texas for nearly 50 years through its operating entities.

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
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our significant accounting policies are described in the notes to the 2024 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to critical accounting estimates or significant accounting policies during the three and nine months ended September 30, 2025.

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
Overview
H2O America’s consolidated net income for the three months ended September 30, 2025 was $45,132, an increase of $6,480, or 17%, from $38,652 for the same period in 2024. H2O America’s consolidated net income for the nine months ended September 30, 2025 was $86,358, an increase of $15,311, or approximately 22%, from $71,047 for the same period in 2024. The increase in net income for the three and nine months ended September 30, 2025 was primarily driven by rate increases in California and Connecticut. These factors were offset by higher water production expenses and increased other operating expenses as discussed below.
Operating Revenue
H2O America has a single reportable segment, referred to as “Water Utility Services.” All other business activities not separately reportable are included in “Other Services.” Operating revenue for the Water Utility Services reportable segment and Other Services was as follows:

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Water Utility Services	$236,222	220,938	$596,052	537,899
Other Services	4,328	4,125	10,352	12,720
Total operating revenue	$240,550	225,063	$606,404	550,619

The change in consolidated operating revenue was due to the following factors:

	Increase/(decrease)
	Three months ended September 30, 2025 vs. 2024		Nine months ended September 30, 2025 vs. 2024
Water Utility Services:
Consumption changes	$703	—%	$6,573	1%
Increase in customers	334	—%	893	—%
Rate increases for:
Pass-through water costs[1]	6,637	3%	18,637	3%
All other increases[2]	14,620	6%	37,447	7%
Regulatory mechanisms[3]	(3,914)	(1)%	(6,349)	(1)%
Service and other revenue	203	—%	(2,368)	—%
Other Services	(3,096)	(1)%	952	—%
Total change in operating revenue	$15,487	7%	$55,785	10%
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
Operating Expense
Operating expense is summarized below:

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Water Utility Services	$172,178	161,929	$449,185	411,959
Other Services	3,127	3,004	7,698	8,179
Unallocated Corporate	618	1,777	5,133	3,645
	$175,923	166,710	$462,016	423,783
The change in consolidated operating expense was due to the following factors:

	Increase/(decrease)
	Three months ended September 30, 2025 vs. 2024		Nine months ended September 30, 2025 vs. 2024
Water production expenses:
Change in surface water use	$1,097	1%	$6,246	1%
Change in usage	(2,665)	(2)%	2,497	1%
Change in new customers	64	—%	197	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	5,096	3%	18,717	4%
Balancing and memorandum account cost recovery	(978)	(1)%	(7,471)	(2)%
Total water production expenses	2,614	1%	20,186	4%
Administrative and general	5,598	3%	15,897	4%
Maintenance	(496)	—%	(95)	—%
Property taxes and other non-income taxes	155	—%	607	—%
Depreciation and amortization	1,342	1%	1,638	—%
Total change in operating expense	$9,213	5%	$38,233	8%

Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in availability of water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater charges and purchased power are tracked in SJWC’s FCBA authorized by the CPUC for cost recovery limiting the impact on operating expenses in the current period.
For the nine months ended September 30, 2025, water conditions remained positive across the State of California. As a result of the improved conditions, beginning in the first quarter of 2025, the California Department of Water Resources (“DWR”) announced an increase in the State Water Project allocation from 35% to 40% of the contract amount and the U.S. Bureau of Reclamation kept the Central Valley Project allocation at 75% during the same period. The DWR further announced an increase in the State Water Project allocation from 40% to 50% of the contract amount during the second quarter of 2025, while the U.S. Bureau of Reclamation’s Central Valley Project allocation increased from 75% to 80% during the same period. Water allocations for the State Water Project and the Central Valley Project remained at 50% and 80%, respectively, during the third quarter of 2025. On October 1, 2025, Valley Water’s 10 reservoirs were at 60% of restricted capacity, with 12.3 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that managed groundwater recharge from January 2025 to September 2025 in the Santa Clara Plain was 117% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 14 feet lower than in September 2024. According to Valley Water, the projected total groundwater storage at the end of 2025 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of September 30, 2025, SJWC’s Lake Elsman was at 73% of capacity with 1.5 billion gallons of water, approximately 168.1% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 0.75 inches for the period from July 1, 2025 through September 30, 2025, which is 202.7% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 1.8 billion gallons of water through the third quarter of 2025, which is 103.4% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 40 million gallons of water through the third quarter of 2025, which is 78.5% of the five-year average. The Saratoga Water Treatment Plant was taken out of service during the second quarter of 2025 due to a lack of surface water runoff and remained offline during the third quarter. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2025.
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
CWC’s water sources vary among the individual systems, but overall, approximately 60% of the total dependable yield comes from surface water supplies and 40% from wells. In addition, CWC has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority and The Metropolitan District that expire in 2058 and 2053, respectively. CWC believes that it will be able to meet customer demand for the remainder of 2025 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities.
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
Despite ongoing drought conditions in the Texas service area, which have led to water usage restrictions for customers, TWC expects to meet customer demand for the remainder of 2025 based on current conditions. This expectation is supported by its diversified water supply portfolio, including groundwater wells, surface water, and purchased treated water from the GBRA. To ensure long-term system resilience, significant capital investments in transmission mains, storage facilities, and new supply sources are planned for 2025 and beyond.
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040. MWC believes that it will be able to meet customer demand for the remainder of 2025 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and rivers, and purchased water treated by neighboring water utilities.
The following table presents the change in sources of water supply:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2025	2024			2025	2024
	(billion gallons)				(billion gallons)
Purchased water	6.3	6.9	(0.6)	(4)%	13.8	13.4	0.4	1%
Groundwater	5.9	5.4	0.5	3%	15.3	14.1	1.2	3%
Surface water	2.9	3.1	(0.2)	(1)%	8.3	9.2	(0.9)	(2)%
Reclaimed water	0.4	0.4	—	—%	0.7	0.6	0.1	—%
	15.5	15.8	(0.3)	(2)%	38.1	37.3	0.8	2%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Water Production Expenses
The increase in water production expenses of $2,614 for the three months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, and decreases in availability of lower cost surface water, partially offset by decreases resulting from regulatory adjustments through SJWC’s FCBA and decreases in production volume and usage.
The change in water production expenses of $20,186 for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, and increases in production volume and usage, and decreases in availability of lower cost surface water, partially offset by decreases resulting from regulatory adjustments through SJWC’s FCBA.
SJWC was notified by Valley Water that the unit prices of purchased water and the groundwater extraction charge were increased by 9% and 10%, respectively, effective July 1, 2025. Effective July 1, 2024, Valley Water increased the unit price of purchased water by approximately 12% and the groundwater extraction charge by approximately 13% for SJWC.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $6,599 for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily attributable to increases in general and administrative expenses for pension costs, salaries and wages, increases in depreciation and amortization for new utility plant placed in service and inflationary increases, partially offset by higher allocations to construction activities.
Operating expenses, excluding water production expenses, increased $18,047 for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily attributable to an increase in general and administrative expenses related to customer credit losses as a result of funds received from the California Extended Water and Wastewater Arrearage Payment Program in the prior year, and increases in acquisition costs, salaries and wages, pension costs, insurance and contracted work.
Other (Expense) Income
For the three months ended September 30, 2025, compared to the same period in 2024, the change in other (expense) income was primarily due to increases in pension non-service credit, higher income from the equity portion of the Allowance for Funds Used During Construction (AFUDC), partially offset by an increase in interest expense.
For the nine months ended September 30, 2025, compared to the same period in 2024, the change in other (expense) income was primarily due to higher income from the equity portion of the AFUDC, and an increase in pension non-service credit, partially offset by an increase in interest expense.

Provision for Income Taxes
For the three and nine months ended September 30, 2025, compared to the same period in 2024, income tax expense increased $3,863 and $6,049, respectively. The increase in income tax expense for the three and nine months ended September 30, 2025 was primarily due to a higher pre-tax income in 2025. In addition, the cumulative catch-up adjustment relating to the accounting method change filed in 2024 resulted in a lower tax expense in the third quarter of 2024. The effective consolidated income tax rates were 11% and 5% for the three months ended September 30, 2025 and 2024, respectively, and 14% and 10% for the nine months ended September 30, 2025 and 2024, respectively.
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
Please also see Note 2 of “Notes to Condensed Consolidated Financial Statements.”
California Regulatory Affairs
On December 19, 2024, the CPUC approved a final decision, Decision No. 24-12-077, in SJWC’s General Rate Case Application No. 24-01-001, for rate increases of $21,318 or 3.91% in 2025, $14,432 or 2.55% in 2026, and $17,373 or 2.98% in 2027. The decision also provides a three-year capital budget of $450,000 and recovery of $15,792 in balancing and memorandum accounts.
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
On July 30, 2025, CWC filed for a WICA increase of $3,100 in annualized revenue for $24,300 in completed projects. On September 24, 2025, PURA approved the filing in its entirety. The cumulative WICA surcharge as of October 1, 2025 is 7.47%, collecting $9,100 on an annual basis.
Texas Regulatory Affairs
TWC filed its application to establish a System Improvement Charge (“SIC”) with the Public Utilities Commission of Texas (“PUCT”) under Docket No. 54430 on December 30, 2022. SIC filings are used to include certain utility plant additions made since 2020, thereby increasing revenue and avoiding the immediate need for a general rate case. TWC’s SIC application included capital investments that improve its water and wastewater systems to better serve its customers. On March 21, 2024, the PUCT filed the final order approving TWC’s request to implement its SIC which applies to certain customers. As a result of this final order, TWC increased its annual water revenue by $1,574 and its annual sewer revenues by $28 on an annual basis.
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
On October 6, 2025, TWC filed its second application to amend its SIC with the PUCT under Docket No. 58739. If approved as requested, TWC’s annual water revenue will increase by $4,746 and increase its annual sewer revenue by $317. TWC expects to receive the ruling on the administrative completeness of the application by October 31, 2025.
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
On December 31, 2024, MWC filed for a unified tariff across its 10 separate rate divisions. A decision in this case is expected in the first quarter of 2026.
On April 15, 2025, MWC filed a Water Infrastructure Surcharge in both the Oakland and Biddeford Saco divisions. The combined requested surcharge is 3.00% or $547. The MPUC issued an order approving the surcharges on June 24, 2025, with an effective date of July 1, 2025.
Legislative Document 241, An Act to Authorize the Public Utilities Commission to Approve Rate Adjustments for Low-Income Water Utility Ratepayers, was approved by the Maine Legislature and signed into law by the Governor on May 29, 2025. As part of the unified tariff proceeding, MWC has proposed a rate adjustment mechanism for qualifying residential customers which as a result of this recently passed legislation can now be considered as part of the filing originally submitted in December 2024 .

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2025, H2O America generated cash flows from operations of $181,283, compared to $154,066 for the same period in 2024. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, allowance for equity funds used during construction, and changes in working capital items. Cash flow from operations increased by $27,217 for the nine months ended September 30, 2025 from the same period in the prior year. This increase was primarily the result of a combination of the following factors: (1) favorable changes in taxes receivable/payable of $12,348 primarily due to a tax accounting method change filed in 2024 and tax refunds, (2) proceeds from the PFAS litigation settlement of $6,640, and (3) an increase of $6,262 attributable to changes in regulatory assets and liabilities primarily due to SJWC General Rate Case (GRC) surcharge.

As of September 30, 2025, Water Utility Services’ write-offs for credit losses represented less than 1% of its total revenue, unchanged from September 30, 2024. Management believes that the collection rate will continue to improve for its accounts receivables as service disconnections return to normal operations.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025, increased by $136,864 from the same period in the prior year, primarily as a result of (1) an increase in company-funded utility capital expenditures of $98,794 and (2) a reduction in proceeds received from the sale of real estate investments in 2025 by $37,868 attributable to the completed sale of Tennessee properties in 2024.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 increased by $115,603 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings on the lines of credit of $86,394, (2) an increase in net proceeds from common stock equity offerings of $44,829, (3) an increase attributable to lower repayments on long-term debt of $39,746, (4) an increase in cash receipts of advances and contributions in aid of construction of $21,362, (5) proceeds from PFAS litigation settlement of $14,421, offset by (6) a decrease in proceeds of $85,329 from the issuance of long-term debt.
Budgeted Capital Expenditures
Water Utility Services’ estimated utility capital expenditures for 2025, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $473,000, updated from the previously reported budgeted expenditures of $451,000. The budgeted capital expenditures exclude capitalizable costs of $13,000 forecasted in 2025 that are associated with cloud-based computing arrangements. As of September 30, 2025, $351,069, or 74%, of the $473,000 has been invested.
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
In addition to these capital expenditures, Water Utility Services expects to incur approximately $105,000 over the next five years, including $13,000 in 2025, in capitalizable costs associated with cloud-based computing arrangements. For the nine months ended September 30, 2025, Water Utility Services’ incurred $6,741 in cloud-based computing expenses.

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

A summary of the line of credit agreements as of September 30, 2025 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
Syndicated credit agreement:	September 12, 2030
H2O America		$50,000	6,000	44,000
SJWC		165,000	75,000	90,000
CWC		80,000	44,000	36,000
MWC		25,000	—	25,000
SJWTX		30,000	—	30,000
Total syndicated credit agreement		350,000	125,000	225,000
SJWC credit agreement	June 11, 2026	10,000	—	10,000
CTWS credit agreement	August 2, 2028	10,000	1,368	8,632
		$370,000	126,368	243,632
SJWC has entered into a $10,000 credit agreement with JPMorgan Chase Bank, N.A., dated June 11, 2025. The credit agreement has a maturity date of June 11, 2026.
On September 12, 2025, H2O America and its subsidiaries, SJWC, SJWTX, CWC and MWC, entered into an Amended and Restated Credit Agreement to extend and increase the revolving credit facility with JPMorgan Chase Bank and Wells Fargo Securities, LLC. Pursuant to the amended agreement, the total commitment under the facility was increased from $300,000 to $350,000, and the maturity date was extended from August 2, 2029 to September 12, 2030.
For the nine months ended September 30, 2025, the cost of borrowing on the lines of credit averaged 5.42% compared to 6.53% in the same period in 2024.
All of H2O America’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of September 30, 2025, H2O America and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of September 30, 2025, H2O America and its subsidiaries were in compliance with all covenants in their long-term debt agreements.
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
On September 18, 2025, TWC issued a promissory note to a national cooperative bank under an existing master loan agreement for a principal amount of $40,000 at a fixed interest rate of 6.68%. This note is an unsecured obligation of TWC due on September 1, 2055. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
Equity Financing Arrangements
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three and nine months ended September 30, 2025, H2O America issued and sold a total of 492,859 and 2,076,352 shares of common stock, respectively, with a weighted average price of $50.27 and $52.47 per share respectively, and received $24,425 and $108,138 in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,451,865 shares of common stock at a weighted average price of $52.92 for a total net proceeds of $128,307 and has $70,239 of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of September 30, 2025.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact H2O America’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase H2O America’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2025 and 2024 activities we will continue to have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. On July 15, 2025, Standard & Poor’s Ratings Services revised the outlook for H2O America, CTWS and CWC from stable to negative following the announcement of the Quadvest acquisition.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of H2O America.

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
For the three and nine months ended September 30, 2025, the Company received cash proceeds of $14,710 and $21,152, respectively, in connection with a legal settlement with 3M Company related to PFAS contamination. In the third quarter of 2025, the total proceeds of $14,710 were allocated as follows: SJWC received $10,078; CWC received $4,571; and MWC received $61. For the nine months ended September 30, 2025, the total proceeds of $21,152 were allocated as follows: SJWC received $14,497; CWC received $6,477; and MWC received $178, which includes $91 payable to contract operators. The proceeds are compensatory in nature and are intended to reimburse the Company for costs incurred to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company over the subsequent nine years, pursuant to the terms of the settlement agreement. In addition, the Company is party to pending settlements with DuPont de Nemours, Inc., Tyco Fire Products LP, and BASF Corporation. Proceeds from these settlements are also expected to be received in 2025 and will be accounted for in a manner consistent with the 3M Company settlement.
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
Failure to complete the proposed transactions as currently contemplated or at all could negatively impact the stock price, business operations and financial results of H2O America.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On October 24, 2025, the Board of Directors (the “Board”) of H2O America declared the regular quarterly dividend of $0.42 per share of common stock. The dividend will be paid on December 1, 2025, to stockholders of record as of the close of business on November 10, 2025.
Insider Trading Arrangements
In the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Information Web Sites
H2O America posts information about the operating and financial performance of H2O America and its subsidiaries on its web sites at www.h2o-america.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com, and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated July 7, 2025, by and among Quadvest, L.P., SJWTX, Inc., and H2O America. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 8, 2025.
2.2
Asset Purchase Agreement, dated July 7, 2025, by and among Quadvest Wholesale, LLC, Quadvest, L.P., Texas Water Operation Services, LLC, SJWTX, Inc., and H2O America. Incorporated by reference to Exhibit 2.2 to Form 8-K filed on July 8, 2025.

10.1
Credit Agreement, dated September 12, 2025, between H2O America, San Jose Water Company, SJWTX, Inc., The Connecticut Water Company, and The Maine Water Company, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2025.

10.2	Amended and Restated H2O America Executive Officer Short-Term Incentive Plan, effective October 24, 2025. (1)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H2O AMERICA

Date:	October 28, 2025	By:	/s/ ANN P. KELLY
Ann P. Kelly
Chief Financial Officer and Treasurer
(Principal financial officer)