Form 10-K
period 2025-12-31
H2O AMERICA
filed 2026-02-26
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.8 billion based on the closing sale price as reported on the Nasdaq Global Select Market.
As of February 19, 2026, 36,164,486 shares of the registrant’s common stock, par value, $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of H2O America and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about H2O America and its subsidiaries and the industries in which H2O America and its subsidiaries operate and the beliefs and assumptions of the management of H2O America. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports and documents H2O America files with the Securities and Exchange Commission (the “SEC”), specifically the most recent Form 10-Q and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the risks associated with the proposed transactions with Quadvest, L.P., a Texas limited partnership, and Quadvest Wholesale, LLC, a Texas limited liability company (together “Quadvest”), including, the risk of the proposed transactions not closing on the anticipated timeline, or at all, the ability to obtain required regulatory approvals, and the ability to successfully integrate Quadvest’s operations and realize the projected financial and other benefits of the proposed transactions;
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
Actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described in our filings with the SEC, including our most recent reports on Form 10-K, Form 10-Q and Form 8-K. Forward-looking statements are not guarantees of performance, and speak only as of the date made, and H2O America undertakes no obligation to update or revise any forward-looking statements except as required by law.

Item 1.Business
General Development of Business
H2O America, a Delaware corporation, was initially incorporated as SJW Corp. in the state of California in 1985. In May 2025, the company changed its corporate name from SJW Group to H2O America. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms “H2O America,” “company,” “we,” “us,” and “our” in this document refer to H2O America, a Delaware corporation, and, where appropriate, its subsidiaries. H2O America is a holding company that conducts its business through the following wholly owned subsidiaries:
•San Jose Water Company (“SJWC”), with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization in 1985, SJWC became a wholly owned subsidiary of H2O America. SJWC is a public utility in the business of providing water service in the metropolitan San Jose, California area.
•H2O America NE LLC (previously known as SJWNE LLC), a Delaware limited liability company, was formed in 2019, and is a wholly owned subsidiary of H2O America. H2O America NE LLC is a special purpose entity established to hold H2O America’s investment in Connecticut Water Service, Inc. Connecticut Water Service, Inc. with its headquarters located in Clinton, Connecticut, was incorporated in 1974 in the State of Connecticut. As part of the merger transaction between H2O America and Connecticut Water Service, Inc. in 2019, Connecticut Water Service, Inc. and its subsidiaries (“CTWS”) became a wholly owned subsidiary of H2O America NE LLC. Connecticut Water Service, Inc. is a holding company with four wholly owned subsidiaries. The Connecticut Water Company (“CWC”) and The Maine Water Company (“MWC”) are public utilities in the business of providing water service throughout Connecticut and Maine. The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water-related services.
•H2O America TX Holdings, Inc. (previously known as SJWTX Holdings, Inc.), a Texas corporation, formed in 2021, is the holding company for SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). TWC is a public utility in the business of providing water service in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis Counties in the growing region between San Antonio and Austin, Texas. TWC additionally provides wastewater service in Comal and Kendall counties. TWC also holds a 25% equity interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Accounting Standards Codification (“ASC”) Topic 810—“Consolidation,” with TWC as the primary beneficiary. As a result, Acequia has been consolidated with TWC. TWOS was created for non-tariffed service operations and TWR was formed to hold wholesale water supply assets.
•H2O America Land Company (previously known as SJW Land Company) was incorporated in 1985. H2O America Land Company owns undeveloped land in California.
•National Water Utility Services, LLC (“NWU”) is currently the contracting entity for shared services among the H2O America affiliates formed in 2024.
•H2O America Risk Solutions, Inc., is a captive insurance entity and wholly owned subsidiary of H2O America Inc., established in 2025 to manage certain insurance specific risks of the Company in addition to its use of traditional insurance products provided by its current insurance carriers.
Together, SJWC, excluding the City of Cupertino (“Cupertino”) service concession arrangement operations, CWC, MWC, TWC, and Acequia, are referred to as “Water Utility Services,” which is our single reportable segment.
Other business activities that are not separately reportable segments are SJWC’s City of Cupertino service concession arrangement operations, property management and investment activity conducted by H2O America Land Company and Chester Realty, Inc., contract water and sewer operations and other water-related services provided by NEWUS and are collectively referred to as “Other Services.”

Quadvest acquisition

On July 7, 2025, H2O America, through its indirect subsidiary, TWC, entered into an Asset Purchase Agreement (the “Regulated Business APA”), with Quadvest, L.P., a Texas limited partnership, as seller (“Quadvest Retail”) and H2O America, as guarantor, pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Retail has agreed to sell, and

TWC has agreed to acquire, substantially all of the assets of Quadvest Retail related to the operation of Quadvest Retail’s water and sewer utility business (the “Regulated Business”) at a purchase price consisting of a base amount of $483.6 million, with certain adjustments based on capital expenditures (the “Regulated Business Transaction”). The Regulated Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Regulated Business APA, including satisfaction of the closing conditions with respect to the Wholesale Business Transaction described below.
Concurrently on July 7, 2025, H2O America, its indirect subsidiary, Texas Water Operation Services, LLC (“TWOS”) and TWC (together with H2O America and TWOS, the “Purchasers”), entered into another Asset Purchase Agreement (the “Wholesale Business APA” and together with the Regulated Business APA, the “Agreements”), with Quadvest Retail and its affiliate, Quadvest Wholesale, LLC, a Texas limited liability company (“Quadvest Wholesale” and together with Quadvest Retail, the “Sellers”), pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Wholesale has agreed to sell, and TWOS has agreed to acquire substantially all of the assets of Quadvest Wholesale related to the operation of Quadvest Wholesale’s wholesale water and sewer business (the “Wholesale Business” and together with the Regulated Business, the “Businesses”) at a purchase price consisting of a base amount of $56.4 million, with certain adjustments based on capital expenditures (the “Wholesale Business Transaction”, and together with the Regulated Business Transaction, the “Transactions”). The Wholesale Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Wholesale Business APA, including the simultaneous closing of the Regulated Business Transaction described above.

On July 9, 2025, TWC filed a request with the Public Utility Commission of Texas (“PUCT”) to use Fair Market Value (“FMV”) to support its acquisition of Quadvest, L.P. On August 7, 2025, the PUCT appointed three appraisers to determine the FMV. In December 2025, TWC received the appraised FMV from the three PUCT appointed appraisers for the assets of Quadvest, L.P. In accordance with Texas’ FMV statute, the purchase price of $483.6 million will serve as the ratemaking rate base. TWC filed its Sale, Transfer & Merger (“STM”) application with the PUCT in January 2026.

Regulation and Rates
Water Utility Services, excluding non-tariffed activities, are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations, which affects the timing of the recognition of certain revenues and expenses. H2O America’s consolidated financial statements reflect the actions of regulators in the ratemaking process. The ratemaking process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. H2O America’s regulated operations financing activities are designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. The following summarizes each state’s authorized rates and capital structure as of December 31, 2025:

	California	Connecticut	Texas (a)	Maine (b)
Authorized capital structure (debt/equity)	45% / 55%	47% / 53%	42% / 58%	49% / 51%
Authorized return on equity (c)	9.81%	9.30%	10.88%	9.50%
Authorized rate base (in millions)	$1,308.0	$784.1	$96.2	$148.7
Estimated rate base at year-end (in millions) (d)	$1,460.8	$878.2	$211.7	$203.5
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

California Regulatory Affairs
SJWC’s rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (the “CPUC”).
Generally, there are three types of rate adjustments that affect SJWC’s revenue collection: general rate adjustments, cost of capital adjustments, and offset rate adjustments. From time to time, SJWC may file special rate applications for discrete projects, such as the Montevina Water Treatment Plant Upgrade and the Advanced Metering Infrastructure program as needed or directed by the CPUC. These special applications are separate from general rate case filings and are subject to their own rate recovery mechanisms. General rate adjustments are authorized in general rate case decisions, which usually authorize an initial rate adjustment followed by two annual escalation adjustments. General rate applications are normally filed and processed during the last year covered by the most recent general rate case as required by the CPUC in order to avoid any gaps in regulatory decisions on general rate adjustments. Actual revenue received may be higher or lower than the revenue requirement due to a number of factors including actual customer counts, usage or other regulatory factors in force at the time.
Cost of capital adjustments are rate adjustments resulting from the CPUC’s usual tri-annual establishment of a reasonable rate of return for SJWC’s capital investments.
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power, pensions, and group health insurance. Pursuant to the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC. The purpose of balancing and memorandum accounts is to track the under-collection or over-collection associated with such expense changes and activities for future recovery or refund considerations. Carrying balances of the balancing and memo accounts earn a rate of return based on treasury rates.
On June 29, 2023, the CPUC approved an authorized rate of return of 7.28% based on a return on equity of 8.80%, cost of debt of 5.46%, and a capital structure of approximately 45% debt and 55% equity. The CPUC also authorized continuation of the WCCM in the same decision. The WCCM provided for an adjustment to SJWC’s return on equity and cost of debt if the average Moody’s Aa utility bond index rate between October 1, 2021 and September 30, 2022 varies by more than 100 basis points when compared to the same period from the prior year. The index rate difference between those periods increased 103 basis points, thereby triggering the WCCM. Accordingly, on June 30, 2023, SJWC filed Advice Letter No. 598 to inform the CPUC that the authorized rate of return required an update in accordance with the WCCM. On July 31, 2023, SJWC filed Advice Letter 599 to adjust the return on equity to 9.31% and the cost of debt to 5.26%, resulting in a rate of return of 7.47% for the remainder of 2023. Advice Letter No. 599 was approved with an effective date of July 31, 2023. On October 13, 2023, SJWC filed Advice Letter No. 601 to inform the CPUC that the authorized WCCM required an update to SJWC’s authorized rate of return, effective January 1, 2024, based on the change to the Moody’s Aa utility bond index rate between October 1, 2022, and September 30, 2023. SJWC requested an adjusted return on equity of 10.01%, a cost of debt of 5.28%, and a resulting authorized rate of return of 7.86%. The request was approved with an effective date of January 1, 2024, Separate from the filing, the return on equity was further adjusted by a 20-basis point reduction for reimplementation of the WCMA resulting in an overall rate of return of 7.75%.
On December 15, 2023, SJWC, along with three other California water utilities, filed a joint request for a one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2024. Postponing the filing a year alleviated administrative processing costs on the utilities as well as the CPUC staff and provided relief for both CPUC and utility resources already strained by numerous other proceedings. The request was conditioned on leaving the current WCCM in place such that any adjustments would be made to the respective utilities cost of capital during the one-year deferment based on the mechanism. The request was approved on February 2, 2024. Based on the change in the average Moody’s Aa utility bond index rate between the 12 months ended September 30, 2023 and September 30, 2024, there was no adjustment to SJWC’s cost of capital for 2025.
On January 2, 2024, SJWC filed a general rate case application with the CPUC to increase rates charged for water service by $55.2 million or 11.11% in 2025, by $22 million or 3.99% in 2026, and by $25.8 million or 4.49% in 2027. The application proposed a $540 million three-year capital budget and also included requests to recover $23.5 million from balancing and memorandum accounts, further alignment between actual and authorized usage, and a shift to greater revenue collection in the service charge. On December 19, 2024, the CPUC approved a final decision for rate increases of $21.3 million or 3.91% in 2025, $14.4 million or 2.55% in 2026, and $17.4 million or 2.98% in 2027. The decision also provides a three-year capital budget of $450 million and recovery of $15.8 million in memorandum and balancing accounts.
On May 16, 2024, SJWC filed Advice Letter No. 609 to increase the authorized revenue requirement by $28.3 million, or 5.3%, to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2024. Advice Letter No. 609 was approved with an effective date of July 1, 2024.
On May 23, 2024, SJWC filed Advice Letter No. 610/610A to increase the authorized revenue requirement by $0.8 million, or 0.14%, to recover revenue related to the plant additions for the Advanced Metering Infrastructure project. Advice Letter No. 610/610A was approved with an effective date of July 1, 2024.
On December 9, 2024, SJWC filed Application No. 24-12-004 with the CPUC requesting authorization to issue and sell additional debt securities in an aggregate principle amount not exceeding $400 million to fund the retirement of all or a portion of SJWC’s then-outstanding short-term bank loans, and the balance, if any, for any or all purposes as may be allowed under

Section 817 of the Public Utilities Code, including water utility plant construction, completion, replacement, extension or improvements of its existing facilities; acquisition of property and/or water systems; and reimbursement of moneys previously expended from income for which SJWC’s treasury has not been reimbursed. This application is pending before the CPUC.
On December 18, 2024, SJWC, along with three other California water utilities, filed a joint request for a second one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2025. The request was conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities cost of capital during the one-year deferment based on the mechanism. The request was approved on January 14, 2025.
On December 20, 2024, SJWC filed Advice Letter No. 613 to increase authorized revenue requirement by $21.3 million, or 3.91%, and implement new water rates and recover $15.8 million in memorandum and balancing accounts in accordance with Decision No. 24-12-077. This filing was approved with an effective date of January 1, 2025.
On May 27, 2025, SJWC filed Advice Letter No. 616 to increase the authorized revenue requirement by $22.5 million, or 4.00%, to offset the increases to purchased potable water charges, the groundwater extraction fee, and purchased recycled water charges from its water wholesalers effective July 1, 2025. Advice Letter No. 616 was approved with an effective date of July 1, 2025.
On May 28, 2025, SJWC filed Advice Letter No. 617 to increase the authorized revenue requirement by $6.8 million, or 1.16%, to recover revenue related to the plant additions for the Advanced Metering Infrastructure (“AMI”) project. Advice Letter No. 617 was approved with an effective date of July 1, 2025.
On June 24, 2025, SJWC filed Advice Letter No. 618 to establish the Water Contamination Litigation Memorandum Account (“WCLMA”) to track net proceeds and costs resulting from water contamination litigation. Advice Letter No. 618 was approved in July 2025 by the CPUC with an effective date of June 24, 2025.
On October 15, 2025, SJWC filed Advice Letter No. 620 to re-establish the Ground Water Regulation Legal Expense Memorandum Account to track litigation and consensus building legal and related legal expenses associated with SJWC’s water rights. Advice Letter No. 620 was approved with an effective date of November 14, 2025.
On November 10, 2025, SJWC, along with three other California water utilities, filed a joint request for a third one-year deferment on the cost of capital filings which would otherwise be due on May 1, 2026. The request was conditioned on leaving the current WCCM in place such that any adjustments will be made to the respective utilities cost of capital during the one-year deferment based on the mechanism. The request was approved on November 18, 2025.
On November 20, 2025, SJWC filed Advice Letter No. 621 to increase the authorized revenue requirement by $17.2 million, or 2.89%. This filing was superseded by Advice Letter No. 621A, filed on December 5, 2025, to update changes to certain rate schedules. Advice Letter No. 621A was approved with an effective date of January 1, 2026.
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
On February 26, 2024, CWC filed its 2023 WICA reconciliation with PURA. The reconciliation, approved by PURA on March 27, 2024 and effective for 12 months beginning April 1, 2024, replaced the expiring 2022 reconciliation credit of 0.16% with a credit of 0.13%. The cumulative WICA surcharge as of April 1, 2024 was 7.41%, collecting $7.8 million on an annual basis. In connection with CWC’s most recent general rate case decision, as of July 1, 2024, the base WICA surcharge was reset to zero; however, the credit of 0.13% for 2023 reconciliation continued to apply into 2025.
On February 28, 2024, CWC filed its 2023 WRA. The mechanism reconciles 2023 revenues as authorized in CWC’s most recent rate case. The 2023 WRA, as approved by PURA on March 11, 2024 and effective for 12 months beginning on April 1, 2024, imposed a 2.11% sur-credit on customer bills to refund the 2023 revenues over-collection.
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
On January 28, 2025, CWC filed its 2024 WICA reconciliation with PURA. The reconciliation is effective for 12 months beginning April 1, 2025, replacing the expiring 2023 reconciliation credit of $0.1 million with a credit of $2.4 million on an annual basis. On January 28, 2025, CWC filed for a WICA increase of $1.6 million in annualized revenues for $15.7 million in completed projects. On March 26, 2025, PURA approved the filing in its entirety. The cumulative WICA surcharge as of April 1, 2025, was 4.90%, collecting $6.0 million on an annual basis.
On February 24, 2025, CWC filed its 2024 Water Rate Adjustment (“WRA”) mechanism. The mechanism reconciles 2024 revenues as authorized in the CWC’s most recent rate case as well as provides for recovery of certain amounts of executive compensation as the result of the achievement of performance metrics as prescribed by PURA. The 2024 WRA surcharge of 3.62%, approved by PURA on March 26, 2025, is effective for 12 months beginning April 1, 2025.
On March 6, 2025, CWC submitted an application requesting that PURA approve the issuance of $19.4 million in Drinking Water State Revolving Fund Loans that the Company proposes to use to fund three projects pertaining to: (1) the interconnection of the Green Springs Water System in Madison, Connecticut with the Guilford Water System; (2) a facility for centralized treatment of raw water from certain wells in CWC’s Gallup System in Plainfield, Connecticut; and (3) a Lead Service Line Identification Program. A decision was received from PURA on April 30, 2025, approving CWC’s request.
On June 4, 2025, the Connecticut General Assembly approved Public Act No. 25-142, An Act Concerning Water Utility Systems and Water Quality and Treatment Surcharges. The Act, signed by the Governor on July 1, 2025, allows CWC to surcharge customers for investments related to emerging contaminants, primarily PFAS. In accordance with the legislation, CWC submitted its Water Quality and Treatment Adjustment (“WQTA”) Assessment Report (“AR”) on July 2, 2025. A decision was received from PURA on December 17, 2025, approving CWC’s AR.
On July 30, 2025, CWC filed for a WICA increase of $3.1 million in annualized revenue for $24.3 million in completed projects. On September 24, 2025, PURA approved the filing in its entirety. The cumulative WICA surcharge as of October 1, 2025 is 7.47%, collecting $9.1 million on an annual basis.
On January 22, 2026, CWC submitted its WQTA application to recover the costs associated with in-progress or completed WQTA-eligible projects through a WQTA surcharge of $0.6 million, or 0.53%. Also included in this filing was a revised WQTA AR reflecting a comprehensive view of the status of all projects featuring updated project eligibilities, costs and water quality sampling results. If approved by PURA, the proposed WQTA charge will become effective April 1, 2026.
On January 26, 2026, CWC filed its 2025 WICA reconciliation with PURA for a surcharge of $0.3 million on an annual basis. The reconciliation, if approved, would be effective for 12 months beginning April 1, 2026. In addition, on January 26, 2026, CWC filed for a WICA increase of $2.7 million in annualized revenues for $25.7 million in completed projects. If approved, the cumulative WICA surcharge as of April 1, 2026, will be 9.90%, collecting $12.1 million on an annual basis.
On February 25, 2026, CWC filed its 2025 WRA mechanism. The mechanism reconciles 2025 revenues as authorized in the CWC’s most recent rate case as well as provides for recovery of certain amounts of executive compensation as the result of the achievement of performance metrics as prescribed by PURA. If approved, the 2026 WRA surcharges of 5.70% will become effective for 12 months beginning April 1, 2026.
Texas Regulatory Affairs
TWC’s rates are subject to the economic regulation of the PUCT. The PUCT may authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Furthermore, rate cases may not be filed more frequently than once every 12 months.
TWC has no current general rate case pending. However, TWC continues to amend its existing System Improvement Charge (SIC) for both water and sewer. SIC filings are used to include certain utility plant additions made from 2020 to present in its rate base, thereby increasing revenue and avoiding the immediate need for a general rate case. On September 12, 2024, TWC filed its application to amend its original SIC with the PUCT. Its amended SIC applies to all customers and increases its annual water revenue by $3.9 million and its annual sewer revenue by $0.2 million, in addition to the original SIC filed with the PUCT on December 30, 2022. On May 15, 2025, the PUCT filed the final order approving TWC’s amended SIC application. On October 6, 2025, TWC filed its second application to amend its SIC. The application seeks to increase TWC annual water revenue by $4.7 million and sewer revenue by $0.3 million, in addition to its amended approved SIC rates. TWC’s second application to amend its SIC was deemed administratively complete on December 15, 2025, and is expected to be approved mid-2026. Additionally, TWC is required to file a general rate case on or before March 21, 2028. Notwithstanding any SIC filing, TWC will continue to file its annual adjustments for the Water Pass-through Charges (“WPC”) for Canyon Lake, Deer Creek, Kendall West, Clear Water Estates, and Saddleridge customers. All water supply cost increases are recoverable when the next annual WPC adjustment for each system is filed.
Maine Regulatory Affairs
MWC’s rates, service and other matters affecting its business are subject to regulation by the MPUC. MPUC allows MWC to add surcharges to customers’ bills in order to recover certain costs associated with capital projects through the WISC in between general rate cases. Projects eligible for WISC surcharges include all infrastructure replacement or repair projects, excluding meters, that are necessary for the transmission, distribution or treatment of water.
On March 31, 2023, MWC filed the third and final step of its multi-year rate case for the Biddeford Saco division related to the Saco Drinking Water Resource Center. The filing sought a $2.9 million, or 19.9%, increase in revenue requirement, proposed to be phased in over two years with a 12% increase effective July 1, 2023 followed by a 9% increase effective July 1, 2024, with a slight decrease in year three to reach the overall 19.9% requested. On August 5, 2023 the MPUC issued an order granting a temporary rate increase of $1.5 million or 10% while the case and the company’s full request were litigated. The company reached a settlement agreement with MPUC and the Office of the Public Advocate and filed a stipulated settlement agreement with the MPUC on December 22, 2023. The commission approved the stipulation on January 5, 2024, with a rate effective date of January 1, 2024. The approved stipulation authorized an increase in rates of $2.6 million or 17.6%. The Biddeford and Saco division’s increase in rates was based on an authorized return on equity of 9.5% along with a capital structure of 49% debt and 51% equity. This return on equity and capital structure are used for any future WISC calculations for all divisions until the MPUC has authorized or approved a different return on equity structure in a different proceeding.
During the year ended December 31, 2024, MPUC issued orders approving surcharges for the Camden-Rockland, Freeport, Oakland and Millinocket divisions that in aggregate represent annual revenue increases of $0.3 million.
On October 25, 2024, MWC filed an application with MPUC to adjust customer rates in the Camden Rockland division. The proposal requested an increase in annual revenues of approximately $1.1 million, or 15.9%, over then-current authorized revenues. On June 27, 2025, the MPUC approved a settlement stipulation, authorizing an increase in rate of $0.87 million, or 13.0% with an effective date of July 1, 2025.
On December 31, 2024, MWC filed a request to establish a unified tariff across its ten separate rate divisions. On January 13, 2026, the MPUC approved a stipulated agreement consolidating those ten districts into a single unified rate structure, effective February 1, 2026. The agreement also includes authorization for a needs-based financial assistance program consistent with Legislative Document 241, An Act to Authorize the Public Utilities Commission to Approve Rate Adjustments for Low-Income Water Utility Ratepayers, approved by the Maine Legislature and signed into law by the Governor on May 29, 2025.
On April 15, 2025, MWC filed a WISC in both the Oakland and Biddeford Saco divisions. The combined requested surcharge is 3.00% or $0.5 million. The MPUC issued an order approving the surcharges on June 24, 2025, with an effective date of July 1, 2025.
On January 30, 2026, MWC issued a Notice of Intent to file a general rate case with the MPUC on or about March 31,2026. The filing will be the first general rate case since the MPUC’s approval of MWC’s unified rate schedule. MWC’s proposed revenue requirement will be based on a test year ending December 31, 2025, and adjusted for known and measurable changes and other ratemaking considerations. MWC expects to propose an annual revenue increase of approximately $12 million.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of H2O America consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water and wastewater services. SJWC provides water services to approximately 232,000 connections that serve approximately one million people over 140 square miles residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and in the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. The CTWS companies provide water service to approximately 143,000 service connections that serve a population of approximately 465,000 people in 81 municipalities with a service area of approximately 275 square miles throughout Connecticut and Maine and approximately 3,000 wastewater connections in Southbury, Connecticut. TWC provides water service to approximately 30,000 service connections that serve approximately 90,000 people in a service area comprising more than 271 square miles in the region between San Antonio and Austin, Texas and approximately 1,000 wastewater connections. Together, the Water Utility Services distribute water to customers in their respective service areas in accordance with accepted water utility methods. Water Utility Services also provide non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases.
SJWC operates the Cupertino municipal water system under a service concession arrangement. The system is adjacent to the SJWC service area and has approximately 4,700 service connections. The original agreement commenced in October 1997 and expired on September 30, 2024. Effective October 2024, SJWC entered into a 12-year agreement with Cupertino subject to an additional term of eight years if agreed to by the parties. SJWC paid an upfront concession fee of $22.1 million in 2024 and agreed to pay, beginning in 2024, an annual investment rent of $1.8 million, subject to adjustment each year based on a specified construction cost index. Under the terms of the agreement, SJWC assumes responsibility for all maintenance and operating costs of the system, while receiving all payments for water service.
CTWS provides contracted services to water utilities, as well as offers Linebacker® protection plans for public drinking water customers in the states of Connecticut and Maine. Linebacker plans cover a limited amount of the cost of repairs to water and wastewater service lines and in-home plumbing. Services provided are dependent on the selected plan.
H2O America Land Company owns undeveloped real estate property in California. H2O America Land Company previously owned commercial and warehouse properties in Tennessee, which were sold in 2024. Chester Realty, Inc. owns commercial properties and parcels of land in Connecticut.
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
Water Supply
California Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. During normal rainfall years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in availability of water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially. The opposite is also true where water production expenses decrease in wet years. In both instances, the impacts of surface water, purchased water, groundwater extraction, and purchased power expenses are tracked in SJWC’s Full Cost Balancing Account (“FCBA”) authorized by the CPUC for cost recovery limiting the impact on operating expenses in the current period.
The pumps and motors at SJWC’s groundwater production facilities are propelled by electric power. SJWC has installed standby power generators at 39 of its strategic water production sites and manages a fleet of 21 portable generators deployed throughout the distribution system for power outages at remaining pumping facilities. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. Valley Water has informed SJWC that its filter plants, which deliver purchased water to SJWC, are also equipped with standby generators. In the event of a power outage, SJWC believes it will be able to prevent an interruption of service to customers for a limited period by pumping water using generator power and by using purchased water from Valley Water.
In 2025, the level of water in the Santa Clara Valley groundwater basin, which is managed by Valley Water, experienced a decrease in most areas due to a decrease in managed recharge operations, a decline in natural recharge associated with less rainfall compared to 2024, and an increase in groundwater pumping. As reported by Valley Water at the end of 2025, the groundwater level in the Santa Clara Plain was six feet lower compared to the same time in 2024. The total groundwater storage at the end of 2025 was within Stage 1 (Normal) of the Valley Water’s Water Shortage Contingency Plan. On January 1, 2026, Valley Water’s 10 reservoirs were 49% of restricted capacity with 10.1 billion gallons of water in storage. As of December 31, 2025, SJWC’s Lake Elsman was 62.5% of capacity with 1.3 billion gallons of water, approximately 141.3% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 22.12 inches for the period from July 1, 2025 through December 31, 2025, which is 116.6% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 2.3 billion gallons of water in 2025, which is 104.7% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 40 million gallons of water in 2025. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2026.
California faces long-term water supply challenges. SJWC actively works with Valley Water to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning. Valley Water's 15% voluntary call for conservation and certain watering and water waste rules established in 2023, are still in place for 2026. The call for continued conservation is due to a major storage reservoir currently offline for seismic retrofits.

Connecticut Water Supply
CWC’s water sources vary among the individual systems, but overall, approximately 60% of the total dependable yield comes from surface water supplies and 40% from wells. In addition, CWC has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority (“RWA”) and The Metropolitan District (“MDC”) that expire in 2058 and 2053, respectively. CWC believes that it will be able to meet customer demand for 2026 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities.
Texas Water Supply
TWC’s water supply consists of groundwater from wells and purchased treated and raw water from local water agencies. TWC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with an aggregate of 7,602 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. TWC also has treated water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis County Public Utility Agency (“WTCPUA”) expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Forty active production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. TWC expects to meet customer demand for 2026 with TWC’s water supply which consists of groundwater from wells, surface water and purchased treated and raw water from the GBRA, based on current conditions.
In August 2023, H2O America TX Holdings Inc.’s unregulated subsidiary, TWR, acquired eight wells and the associated water rights of KT Water Resources LLC (“KTR”). During the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. Accordingly, H2O America reclassified $28.4 million related to indefinite-lived water rights from other intangible assets to utility plant intangible assets and $11.7 million from nonutility property to utility plant. These wells have been projected to yield an additional 6,000 acre-feet per year or more. Development of the KT Water System remains ongoing.
The Texas service area is currently experiencing drought conditions that result in water usage restrictions for customers. Significant future capital investment of transmission main and storage facilities in addition to developing additional supply sources is planned for 2026 and beyond.
Maine Water Supply
Water sources at MWC vary among the individual systems, but overall, approximately 90% of the total dependable yield comes from surface water supplies and 10% from wells. MWC has a water supply agreement with the Kennebec Water District expiring in 2040. MWC believes that it will be able to meet customer demand for 2026 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities.
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

Water Utility Services is in compliance in all material respects with applicable standards under the federal SDWA, including EPA surface‑water treatment performance standards, Stage 2 Disinfectants and Disinfection Byproducts Rule (“DBPR”) requirements, and primary maximum contaminant levels (“MCLs”). These standards have been adopted and are enforced by the applicable state water, public health and environmental agencies.

Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment, including wastewater operations in the States of Connecticut and Texas. In 2016, SJWC began performing hazardous materials site assessments and remediation prior to the construction phase of capital projects. The site assessments are performed to identify any legacy materials and determine the need for remediation, which is then completed to obtain site closures from the Santa Clara County Department of Environmental Health under its Voluntary Cleanup Program.
In April 2024, the EPA issued new national primary drinking water regulations for six PFAS. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water systems for six PFAS chemicals under the SDWA. The final regulation requires water systems to comply with PFAS monitoring and reporting requirements by 2027, and to comply with the maximum contaminant levels by 2029. H2O America estimates aggregate capital expenditures of approximately $400 million for PFAS treatment based on finalized maximum contaminant levels.
Water Utility Services is currently in compliance with all state and local public health and environmental regulations applicable to their operations.
Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources
In order to continue to achieve H2O America’s mission of providing high-quality water and exceptional service while investing in the health and vitality of the communities we serve, we are committed to attract, retain and develop the highest quality talent. We believe our employees are our most important asset. Throughout our organization, our employees embrace the company’s values of do it right, do it together, and do it with heart in everything we do. Employees participate in employee engagement and satisfaction surveys providing feedback that enables the company to continually assess and implement initiatives to enhance employee satisfaction and retention. Through our board and its committees, we are empowered to address factors that impact our employee strategy and drive positive change in our company and our communities. Our human capital measures and objectives focus on providing a safe and productive work environment that has clear positive and ethical values; a culture that encourages high performance, respect for each other, and celebrates diversity; jobs that offer fair wages as benchmarked to the markets that we live and work in; competitive wages and benefits; and training and development opportunities that support our employees to establish and succeed in meaningful careers at H2O America.
Basic Workforce Data
As of December 31, 2025, H2O America had 837 full-time employees, of whom 396 were SJWC employees, 248 were CWC employees, 109 were TWC employees, and 84 were MWC employees. At SJWC, 242 employees are members of unions. Employees working for CWC, MWC and TWC are not represented by unions.

In the final quarter of 2025, SJWC executed three-year bargaining agreements with the International Union of Operating Engineers (“OE”), representing certain employees in the engineering department, and the Utility Workers of America (“UWUA”), representing the majority of all non-administrative employees at SJWC covering the period from January 1, 2026 through December 31, 2028. The agreements include a 3% wage increase provided in 2026, 3% in 2027, and 4% in 2028 for the union employees.
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
Engagement and Satisfaction
H2O America has invested significantly in employee engagement and satisfaction in alignment with its values and five building blocks of Community, Customers, Employees, Environment and Shareholders. Employees across H2O America identified and adopted three core values to guide their work and interactions: do it right, do it together and do it with heart. Our leadership employs a servant leadership model where all leaders are encouraged and expected to provide service to their people ensuring that they continue to grow and thrive in their profession, knowledge, and general well-being. Regular “Straight Talk” meetings, employee town halls and quarterly “Leadership on Tap” gatherings are held to continue to build and support our culture and values. Additionally, the company provides ongoing opportunities for employee recognition from peers and leaders and also administers an employee engagement and satisfaction survey twice per year.
Community Involvement
In support of our mission, we are dedicated to the people and the environment of the communities where we live, work, and serve. H2O America provides various opportunities for our employees to participate in outreach programs from free virtual education programs for adults, employee-led courses for elementary school aged children, winter coat donation drives, environmental cleanups, community events, and grant programs supporting schools and fire departments. The Force for Good Foundation, established in 2024, is a non-consolidated not-for-profit corporation funded by H2O America that is making contributions to selected charitable organizations with a focus on the communities served. SJWC and CWC also have matching donations for certain programs to further promote our employees’ involvement in their communities. In California, the SJWC Employees Community Fund is a 501(c)(3) charitable organization that uses funds from employee contributions and company matches to provide grants to non-profit organizations supported by our employees. H2O America has a key commitment to supporting local non-profits through the Force for Good Foundation and building strong community ties.
Fair Wages and Competitive Benefits
H2O America’s future success is largely dependent upon our ability to attract and retain highly skilled and qualified employees. Our California and Connecticut subsidiaries operate in particularly competitive labor markets; we believe our compensation package and benefit programs allow us to recruit and retain talented and qualified personnel. Our compensation and benefits programs include:
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
•A comprehensive annual employee performance review process pursuant to which we determine and communicate to employees annual merit increases, promotions and other changes to responsibilities and duties; and
•Eligibility for all full-time employees to participate in health insurance, dental, vision, cafeteria plans, life and disability/accident coverage, retirement plans and/or salary deferral plans, an employee stock purchase plan, paid and unpaid leaves, a commuter assistance program, professional education and training, and tuition assistance.

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our executive officers, as of February 26, 2026:

Name	Age	Offices and Experience
Willie Brown	58
H2O America—Vice President and General Counsel. Mr. Brown serves as Vice President and General Counsel of H2O America and SJWC since June 2021. Mr. Brown served as Corporate Secretary of H2O America and SJWC from January 2020 to October 2023. Mr. Brown served as Assistant General Counsel of H2O America and SJWC from January 2020 to June 2021. From April 2018 to October 2023, Mr. Brown served as counsel and Corporate Secretary of various subsidiaries of the Corporation. Since joining SJWC in 2008, Mr. Brown has held various legal positions of increasing scope and responsibly. Prior to joining SJWC, Mr. Brown was an associate at two Silicon Valley law firms and is a member of the State Bar of California.

Bruce A. Hauk	55
H2O America—President and Chief Operating Officer. Mr. Hauk serves as President of H2O America since July 2025, and Chief Operating Officer of H2O America, SJWC, CTWS, and TWC since January 2023. Mr. Hauk was the Chief Corporate Development and Strategy Officer of H2O America, SJWC, CTWS, and TWC from August 2022 to December 2022. Prior to joining the Company, Mr. Hauk was the President of NextEra Water from May 2021 to August 2022. Prior to joining NextEra, Mr. Hauk served in several roles at American Water Works Company, Inc. from May 2011 to March 2021, lastly serving as President of Regulated Operations and Military Services Group and then as Deputy Chief Operating Officer. Previously, Mr. Hauk served as Deputy Mayor/Chief Administrative Officer for the City of Westfield, Indiana and as Town Manager/Director of Public Works for the City of Westfield, Indiana.

Kristen A. Johnson	59
H2O America—Senior Vice President and Chief Administrative Officer. Ms. Johnson serves as President of Shared Services, Senior Vice President since November 2022 and Chief Administrative Officer of H2O America, since April 2020. Ms. Johnson also serves as Senior Vice President of Administration for CTWS and certain of its subsidiaries since November 2019. Ms. Johnson also serves as Senior Vice President and Chief Administrative Officer of SJWC and TWC, and as Senior Vice President of Administration for CWC and MWC, since April 2023. Previously, Ms. Johnson served as Director of Human Resources, Vice President of Human Resources and Vice President and Corporate Secretary of CTWS and its subsidiaries from 2007, 2008, and 2010, respectively. She served as the Corporate Secretary of MWC until July 2020.

Ann P. Kelly	55
H2O America—Chief Financial Officer and Treasurer. Ms. Kelly serves as Chief Financial Officer and Treasurer of H2O America, SJWC, CTWS, TWC, CWC, and MWC since July 2025. Ms. Kelly served as Chief Accounting Officer and Principal Accounting Officer of H2O America, and Chief Accounting Officer of SJWC, CTWS, TWC, CWC, and MWC from November 2024 to June 2025. Prior to joining H2O America, Ms. Kelly was Executive Vice President Finance and Chief Financial Officer of American Electric Power from November 2022 to September 2023. From December 2014 to November 2022, Ms. Kelly served in various roles of increasing responsibility at UGI Corporation and its subsidiaries. Ms. Kelly also previously served as Vice President Finance and Chief Financial Officer, AmeriGas Propane, a UGI subsidiary.

Andrew F. Walters	55
H2O America—Chairman of the Board of Directors and Chief Executive Officer. Mr. Walters serves as Chairman of the Board of Directors since February 2026 and Chief Executive Officer of H2O America, SJWC, CTWS, TWC, CWC, and MWC since July 2025. Mr. Walters also served as Chief Financial Officer and Treasurer of H2O America, SJWC, CTWS, TWC, CWC, and MWC from January 2022 to June 2025. Mr. Walters served as Chief Corporate Development Officer and Integration Executive of H2O America from November 2019 until January 2022, and previously served as Chief Administrative Officer of SJWC from January 2014 until January 2019. Mr. Walters also served as the Vice President of Business Planning of CWC and CTWS from November 2019 until January 2022. Prior to joining SJWC in 2014, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013. Prior to this, Mr. Walters served in the Investment Banking Division of Citigroup as managing director and head of infrastructure for the Americas and in other roles focused on mergers and acquisitions and capital raising for clients, since 1993.

Principal Accounting Officer of the Registrant
The following table summarizes the name, age, offices held and business experience for our principal accounting officer, as of February 26, 2026:

Name	Age	Offices and Experience
Megan Mattern	44
H2O America—Chief Accounting Officer, Principal Accounting Officer, and Controller. Ms. Mattern serves as Chief Accounting Officer, Principal Accounting Officer, and Controller of H2O America, and Chief Accounting Officer of SJWC, CTWS, TWC, CWC, and MWC since July 2025. Prior to joining H2O America, Ms. Mattern was Vice President and Chief Financial Officer of UGI International, a subsidiary of UGI Corporation (“UGI”), from August 2022 to July 2025, and was Deputy UGI International from May 2024 to March 2025. From November 2019 to September 2022, Ms. Mattern served as Vice President and Chief Financial Officer at UGI Energy Services, LLC, a subsidiary of UGI. Previously, Ms. Mattern served in various roles of increasing responsibility at subsidiaries of UGI from May 2016 to November 2019. Prior to joining UGI, Ms. Mattern served in various roles of increasing responsibility at the regulated electric and unregulated businesses of PPL Corporation from 2004 to May 2016.

Available Information
H2O America’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through H2O America’s website at www.h2o-america.com, as soon as reasonably practicable, after H2O America electronically files such material with, or furnishes such materials to, the SEC. The content of H2O America’s website is not incorporated by reference to or part of this report.
You may obtain electronic copies of our reports filed with the SEC on the SEC website at http://www.sec.gov.

Item 1A.Risk Factors
Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing H2O America and its subsidiaries. Additional risks that H2O America and its subsidiaries does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, H2O America and its subsidiaries’ business, operating results or financial condition could be materially affected. In such case, the trading price of H2O America’s common stock could decline and you may lose part or all of your investment. Investors should also refer to the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto.
Risks Relating To Quadvest Acquisition
The following discusses certain risk factors relating to the proposed transactions with Quadvest, and does not include all of the risk factors associated with the proposed transactions and H2O America after the proposed transactions.
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
In some of our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the Regulators. No assurance can be given that our estimates and forecasts will be accurate or that the Regulators will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services’ operating expenses, capital requirements and H2O America’s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results and operating cash flows.

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
We have various regulatory mechanisms such as balancing and memorandum accounts and rate adjustment mechanisms for infrastructure replacements and/or improvements, to recover certain costs and expenses. If the Regulators disagree with our calculations of our balancing and memorandum accounts, we may be required to make adjustments that could adversely affect our results of operations. Furthermore, there is no guarantee that the Regulators will approve our applications to recover all or a portion of our capital expenditure or infrastructure investment through such rate adjustment mechanisms, and their failure to do so will adversely affect our financial conditions and results of operations.

Recovery of regulatory assets is subject to adjustment by regulatory agencies and could impact the operating results of Water Utility Services.
Generally accepted accounting principles (“GAAP”) for water utilities include the recognition of regulatory assets and liabilities to reflect the actions of regulators as permitted by Financial Accounting Standards Board (“FASB”) ASC Topic 980—“Regulated Operations.” These actions may result in the recognition of revenues and expenses in time periods that are different from non-rate-regulated enterprises. In accordance with ASC Topic 980, Water Utility Services record deferred costs on the balance sheet as regulatory assets when it is probable that these costs will be recovered in the ratemaking process. Also, Water Utility Services record regulatory liabilities for amounts expected to be refunded to customers in the ratemaking process and for amounts collected in advance of the related expenditures. Please refer to Note 3 of the “Notes to Consolidated Financial Statements” for a summary of regulatory assets and liabilities. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets would need to be adjusted, which could have an adverse effect on our results of operations and financial condition.
Water Utility Services is subject to litigation risks concerning water quality and contamination.
In October 2023, CWC, a subsidiary of H2O America in our Water Utility Services segment, was named as a defendant in a class action lawsuit alleging that the water provided by CWC contained contaminants. CWC is vigorously defending itself in this lawsuit. There can be no guarantee that additional lawsuits will not occur in the future. Any environmental or product-related lawsuit, including the class action against CWC, may require us to incur significant legal costs and we may not be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage. Pollution liability coverage is in place for the majority of the H2O America locations and operations but is subject to exclusions and limitations. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
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
Under the federal Safe Drinking Water Act (“SDWA”), Water Utility Services is subject to regulation by the EPA relating to the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates, from time to time, nationally applicable standards, including maximum contaminant levels for drinking water. For example, in April 2024, the EPA issued new national primary drinking water regulations for PFAS. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water system for six PFAS chemicals under the SDWA. The final regulation requires water systems to comply with PFAS monitoring requirements by 2027, and to comply with the maximum contaminant levels by 2029. H2O America estimates capital expenditures of approximately $400 million for PFAS treatment based on finalized maximum contaminant levels. Additional or more stringent requirements may be adopted by each state. There can be no assurance that Water Utility Services will be able to continue to comply with all water quality requirements.
Water Utility Services has implemented monitoring activities and installed specific water treatment improvements in order to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the SDWA. New or more stringent environmental standards could be imposed that will raise Water Utility Services’ operating costs and capital expenditures, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants, additional procedures to further reduce levels of disinfection by-products, and more comprehensive measures to monitor, reduce or eliminate known or newly identified contaminants, such as PFAS. There are currently regulatory mechanisms and procedures available to us for the recovery of such costs, however, there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.
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
The concentration of our business in California, Texas and Connecticut makes us susceptible to adverse developments affecting these states.

While H2O America operates in multiple states, a significant majority of our current revenues and earnings are generated by our California and Connecticut operations. Following the consummation of the transactions with Quadvest, a significant amount of our revenues and earnings will also be generated by our Texas operations. As a result, our financial results are largely subject to political, regulatory, economic, water supply, weather, labor, and energy cost risks affecting California and Connecticut and, following the consummation of the transactions with Quadvest, Texas.
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
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures and appliances, could diminish water consumption and result in reduced revenue. In addition, in time of drought, mandatory water conservation may become a requirement that impacts the water usage of our customers. While the impacts of conservation and drought may be mitigated by certain regulatory mechanisms that may apply, such regulatory mechanisms are subject to review and change by the Regulators. Accordingly, there could be no assurance that such regulatory mechanisms will offset the effects of any revenue losses or other adverse impacts to our operating results attributable to these fluctuations in customer demand.
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
We distribute water through an extensive network of mains and store water in reservoirs and storage tanks located across our service areas. The Water Utility Services’ distribution systems were constructed during the period from the early 1900’s through today. We routinely assess the operational quality of our mains and have implemented various main replacement programs throughout our service territory to better mitigate potential main failures. A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part. The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, which could adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. We also own and operate numerous dams in California, Connecticut and Maine, and a failure of such dams could result in losses and damages that may adversely affect our financial condition and reputation. Any business interruption or other losses might not be covered by existing insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
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

As of December 31, 2025, 242 of our 837 total employees were union members. Most of our unionized employees are represented by the UWUA, except certain employees in the engineering department who are represented by the OE. Only employees at SJWC are union members. Both of the 3-year union contracts were signed on December 31, 2025 and will expire December 31, 2028.
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

Our business is capital-intensive. Expenditure levels for renewal and modernization of the system will grow at an increasing rate as components reach the end of their useful lives. In addition, EPA regulations impose maximum contaminant levels and monitoring requirements for the nation’s water systems for six PFAS chemicals under the SDWA and will require an increase in capital expenditures. We also will need to raise a significant amount of debt and equity capital to complete the pending transactions with Quadvest.
H2O America’s subsidiaries fund capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, borrowings through lines of credit and debt financings, as well as equity financings by H2O America. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or deterioration in the strength of financial institutions could adversely affect H2O America’s ability to draw on its lines of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase H2O America’s cost of capital. Furthermore, equity financings may result in dilution to our existing stockholders and debt financings may contain covenants that restrict the actions of H2O America and its subsidiaries.

We have incurred substantial additional indebtedness that may reduce our business and operational flexibility and increase our borrowing costs.

We have incurred substantial indebtedness and plan to incur substantial indebtedness in the future, including to complete the transactions with Quadvest, resulting in a higher debt-to-equity ratio, which may have the effect, among other things, of:
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
H2O America has committed to certain “ring-fencing” measures which will enhance CTWS’s separateness from H2O America, which may limit H2O America’s ability to influence the management and policies of CTWS (beyond the limitations included in other existing governance mechanisms).
Pursuant to the agreements related to the acquisition of CTWS and commitments made by H2O America as part of the application for PURA and MPUC approval of the acquisition of CTWS, H2O America has instituted certain “ring-fencing” measures to enhance CTWS’s separateness from H2O America and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting H2O America or its non-ring-fenced affiliates. These commitments became effective upon the closing of the acquisition.
In order to satisfy the ring-fencing commitments, H2O America formed H2O America NE LLC a wholly owned special purpose entity (“SPE”), to own the capital stock of CTWS. The SPE, CTWS and its subsidiaries (collectively, the “CTWS Entities”) adopted certain measures designed to enhance their separateness from H2O America, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of H2O America and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”). As a result of these ring-fencing measures, in certain situations, H2O America will be restricted in its ability to access assets of the CTWS Entities as dividends or intercompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of H2O America. In addition, the ring-fencing structure may negatively impact H2O America’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates will result from the merger. This ring-fencing structure also subjects H2O America and the CTWS Entities to certain governance, operational and financial restrictions since the closing of the merger. Accordingly, H2O America may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Furthermore, the CTWS Entities’ directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to H2O America’s best interests or be in opposition to H2O America’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in H2O America’s interests, our financial condition, results of operations and prospects may be materially adversely affected.
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
As part of our pursuit of the above three strategic areas, we consider from time-to-time opportunities to acquire businesses and assets. The proposed transactions with Quadvest are an example of this strategy. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on H2O America’s financial position and operating results, entering markets in which H2O America has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. H2O America cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
An impairment in the carrying value of our goodwill could negatively impact our consolidated results of operations and financial condition.
We have significant amounts of goodwill resulting from the acquisition of businesses. As of December 31, 2025, consolidated goodwill totaled $640.3 million, or 12% of our total assets. Goodwill represents the excess of amounts paid for acquired businesses over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances could include changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. If certain factors arise, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which an impairment of our goodwill is determined. Any such charge could have a material adverse impact on our results of operations and financial condition.
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
H2O America’s dividend policy is subject to the discretion of our board of directors and may be limited by legal and contractual requirements.
We anticipate continuing to pay a regular quarterly dividend, though any such determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our credit agreements and other debt instruments that limit our ability to pay dividends to stockholders, and other factors the board of directors deems relevant. The board of directors of H2O America may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely.

H2O America is a holding company that depends on cash flow from its subsidiaries to meet its financial obligations and pay dividends on its common stock.
As a holding company, we conduct substantially all of our operations through subsidiaries and our only significant assets are investments in those subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet H2O America’s debt service obligations and to pay dividends on our common stock. Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on H2O America’s debt or to provide H2O America with funds for dividends. Our subsidiaries only pay dividends if and when declared by their respective boards of directors. Additionally, our subsidiaries may be subject to restrictions on their ability to pay dividends to us, including under state law, pursuant to regulatory commitments, and under their credit agreements and other debt instruments. In this regard, the CTWS Entities are limited from paying dividends to us in certain circumstances under PURA and MPUC regulatory commitments. Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary. Any inability of our subsidiaries to pay us dividends may have a material and adverse effect on our ability to pay dividends to our stockholders, meet our financial obligations, or make additional investments.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also make it more difficult for stockholders to influence our policies or may reduce the rights of stockholders.
H2O America’s Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of H2O America. These provisions could also make it more difficult for our stockholders to remove or replace directors or take other corporate actions. These provisions include, but are not limited to, the following:
•Authorizing the Board of Directors to issue “blank check” preferred stock;
•Prohibiting cumulative voting in the election of directors;
•Limiting the ability of stockholders to call a special meeting of stockholders to only stockholders holding not less than 20% of outstanding voting power; and
•Requiring advance notification of stockholder nomination of directors and proposals.
In addition, the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) govern H2O America. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of the Board of Directors.
Furthermore, H2O America’s Certificate of Incorporation provides, unless the company consents in writing to the selection of an alternate forum, (a) a state or federal court located within the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of H2O America, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of H2O America to the company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine; and (b) the U.S. federal district courts is the sole and exclusive forum for any claim arising under the Securities Act of 1933 (unless such provision is deemed illegal, invalid or unenforceable, in which case the sole exclusive state court forum for any claim arising under the Securities Act of 1933 will be the Court of Chancery in the State of Delaware). Such “exclusive forum” provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with H2O America or its directors, officers or other employees, which may discourage such lawsuits.
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
We have integrated cybersecurity risk management as part of our company-wide culture. The measures undertaken include, but are not limited to, monthly cybersecurity training for all employees and frequent communication to all employees on the importance of cybersecurity measures. We continue to advance our cybersecurity governance program and are evolving key practices to align with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. These efforts include strengthening our risk assessment processes, control environment, and incident‑response capabilities.
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

Item 2.Properties
The properties of SJWC consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 6,400 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2,256 million gallons, 2,481 miles of transmission and distribution mains, distribution storage of approximately 192 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
SJWC maintains all of its properties in proper operating condition in accordance with customary practices for water utilities. SJWC’s groundwater pumping stations have a production capacity of approximately 261 million gallons per day and the present capacity for taking purchased water is approximately 84 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2025, a maximum and average of 128 million gallons and 91 million gallons of water per day, respectively, were delivered to the system.
The properties of CTWS consist of land, easements, rights (including water rights), buildings, reservoirs with a capacity of approximately 9,400 million gallons, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, 2,340 miles of transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, CWC and MWC are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.
Sources of water supply owned, maintained and operated by CTWS include 25 surface water reservoirs and 108 well fields. In addition, CWC and MWC have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems. Collectively, these sources have the capacity to deliver approximately 80 million gallons of potable water daily to the 27 major operating systems. CTWS also owns, maintains and operates 50 small, non-interconnected satellite and consecutive water systems, that combined, have the ability to deliver approximately 3.5 million gallons of additional water per day to their respective systems. CTWS’s 30 water treatment plants have a combined treatment capacity of approximately 50 million gallons per day. In addition, CTWS owns and operates one wastewater treatment plant with a capacity of 0.78 million gallons per day.
The properties of TWC consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, wells, supply lines, water treatment plants, pumping plants, 844 miles of transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout its service area. TWC maintains a service area that covers approximately 271 square miles located in the southern region of the Texas hill country in Bandera, Blanco, Comal, Hays, Kendall, Medina and Travis counties. The majority of the service area surrounds an 8,200-surface acre reservoir, Canyon Lake. TWC production wells and all sources of supply have the ability to pump a combined 5,400 million gallons annually. TWC has contracts for 2,000 million gallons of untreated surface water and 480 million gallons of treated surface water from the GBRA annually, and 114 million gallons of treated surface water from LCRA. TWC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. TWC maintains 90 storage tanks with a total storage capacity of 17 million gallons. TWC owns and operates four wastewater treatment plants with a combined capacity of 337,000 gallons per day. In August 2023, TWR acquired eight wells and the water rights of KTR. During the third quarter of 2024, TWC purchased these assets from TWR for use in utility operations. These wells have been projected to yield an additional 6,000 acre-feet per year or more.
Water Utility Services holds all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use. A substantial portion of treatment, storage and distribution properties owned by MWC are subject to indentures that secure bonds, notes and other evidence of long-term indebtedness.
As of December 31, 2025, H2O America Land Company and Chester Realty, Inc. own approximately 101 acres of property in the State of California and 23 acres of property in State of Connecticut.

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
SJWC and CWC are plaintiffs in a lawsuit for the benefit of our customers against manufacturers and/or sellers of PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of Multi-District Litigation (“MDL”), that commenced on December 7, 2018, in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M Company. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP, and BASF Corporation. H2O America is entitled to a portion of the settlements and is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS defendants for potential impacts to the various claims that these utility subsidiaries have asserted.
For the year ended December 31, 2025, the Company received cash proceeds of $25.1 million, in connection with legal settlements with 3M Company and DuPont de Nemours, Inc. related to PFAS contamination. The proceeds were allocated as follows: SJWC received $17.0 million; CWC received $7.6 million; and MWC received $0.5 million, which includes $0.3 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred, or to be incurred, to address the presence of PFAS compounds in public water supply systems and have been recorded in accordance with applicable regulatory accounting treatment, subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company over the subsequent eight years, pursuant to the terms of the settlement agreement. In addition, the Company is party to class action settlements with Tyco Fire Products LP and BASF Corporation.
H2O America is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS defendants for potential impacts to the various claims that these utility subsidiaries have asserted. However, the amount of any additional proceeds is not estimable as of the date of this filing.

Item 4.Mine Safety Disclosures
None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since November 8, 2024, H2O America’s common stock has been trading on the Nasdaq Global Select Market under the symbol “SJW”. Effective May 5, 2025 as a result of a change in the Company’s corporate name the ticker symbol was changed to “HTO.” Prior to November 8, 2024, H2O America’s common stock was traded on the New York Stock Exchange. As of February 19, 2026, there were 242 record holders of H2O America’s common stock, excluding those shares held in street or nominee name.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on H2O America’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2025. The comparison assumes $100 was invested on December 31, 2020 in H2O America’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among H2O America, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2020	2021	2022	2023	2024	2025
H2O America	100	108	122	100	78	80
Water Utility Index	100	128	120	101	89	91
S&P 500 Index	100	129	105	133	166	196
The Water Utility Index is an equal-weight index comprised of eight U.S.-based water utilities. The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
The following discussion and analysis of our financial condition and results of operations should be read together with “Forward-Looking Statements,” Part 1, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and notes included under Item 8 of this Annual Report on Form 10-K. The following sections include a discussion of results for the year ended December 31, 2025 compared to the year ended December 31, 2024. Unless otherwise provided herein, the comparative results for the year ended December 31, 2024 with for the year ended December 31, 2023 may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Business Strategy
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
Regional Regulated Activities
H2O America’s regulated utility operation is conducted through SJWC, CWC, TWC and MWC. H2O America plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures and also seeks to acquire regulated water systems adjacent to or near its existing service territory. CWC and TWC also provide regulated wastewater services.
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than non-tariffed industries.
Regional Non-tariffed Activities
Non-tariffed services provided by H2O America’s subsidiaries include water system operations, maintenance agreements, antenna site leases under agreements with municipalities and other utilities, wholesale water service to adjacent utilities, wastewater services, and Linebacker®, an optional service line protection program covering a limited amount of the cost of repairs for leaking or broken water and wastewater service lines and in-home plumbing to eligible residential customers in Connecticut and water service lines to eligible residential customers in Maine.
H2O America also seeks appropriate non-tariffed business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. H2O America seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, which also will benefit its existing regional customers.
Out-of-Region Opportunities
H2O America also from time to time pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water and wastewater businesses. H2O America evaluates out-of-region and out-of-state opportunities that meet H2O America’s risk and return profile.
The factors H2O America considers in evaluating such opportunities include:
•Potential profitability;
•Regulatory environment;
•Additional growth opportunities within the region;
•Water supply, water quality and environmental issues;
•Capital requirements;
•General economic conditions; and
•Synergy potential.

As part of our pursuit of the above three strategic areas, we consider from time-to-time opportunities to acquire businesses and assets. The proposed transactions with Quadvest are an example of this strategy.
Quadvest acquisition
As previously disclosed, H2O America, through its indirect subsidiary, TWC, is set to acquire regulated systems owned by Quadvest, L.P. for $483,600, and TWOS will acquire systems owned by Quadvest Wholesale LLC for $56,400. Please see Note 14 “Acquisitions” for further discussion. On the completion of this acquisition, we expect Quadvest will bring operational scale, a strong development pipeline, and increased exposure to one of America’s fastest growing regions, Houston, TX. Quadvest brings a strong legacy of local relationships and reliable service. It has been providing water and sewer service in Southeast Texas for nearly 50 years through its operating entities.
On July 9, 2025, TWC filed a request with the PUCT to use FMV to support its acquisition of Quadvest, L.P. On August 7, 2025, the PUCT appointed three appraisers to determine the FMV. In December 2025 TWC, received the appraised FMV from the three PUCT appointed appraisers for the assets of Quadvest L.P. In accordance with Texas’ FMV statute, the purchase price of $483,600 will serve as the ratemaking rate base. TWC filed its STM application with the PUCT in January 2026.
Reportable Segment
Water Utility Services is our single reportable segment. Other business activities that are not separately reportable segments are SJWC’s City of Cupertino service concession arrangement operations, H2O America Land Company and Chester Realty, Inc, contract water and sewer operations and other water-related services provided by NEWUS and are collectively referred to as “Other Services.”
Critical Accounting Estimates
H2O America has identified accounting estimates delineated below as estimates critical to its business operations and the understanding of the results of operations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. H2O America bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 2 of “Notes to Consolidated Financial Statements.” H2O America’s critical accounting estimates are as follows:
Recognition of Regulatory Assets and Liabilities
GAAP for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records regulatory assets for incurred costs that are deemed probable of recovery from customers. Also, Water Utility Services recognizes regulatory liabilities for amounts expected to be refunded to customers in the ratemaking process and for amounts collected in advance of the related expenditures. Regulatory assets or liabilities are also recognized for special revenue programs such as WCMA and WRA in accordance with guidance on alternative revenue programs under ASC Topic 980, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts H2O America estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period. The WCMA allows SJWC to track revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reduction. SJWC records the lost revenue captured in the WCMA balancing accounts, including amounts related to a 20-basis point reduction in the authorized return on equity per the terms of the WCMA. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. WRA, a decoupling mechanism authorized by PURA for CWC, mitigates risks associated with changes in demand. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows the company to implement a surcharge or sur-credit as necessary to recover or refund the revenues approved in the general rate case. The WRA allows the company to defer, as a regulatory asset or liability, the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings. Application of ASC Topic 980, including determining whether recovery is probable, requires significant judgement by management and includes assessing evidence that may exist prior to regulatory authorization, including regulatory rules and decisions, historical ratemaking practices, and other facts and circumstances that would indicate the recovery or refund is probable. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to asset removal costs, the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, pensions and other postretirement benefits, and employee benefit costs. The disallowance of any asset in future ratemaking, including regulatory assets, would require Water Utility Services to immediately recognize the impact of the costs for financial reporting purposes. There were no material disallowances recognized during the years ended December 31, 2025, 2024 and 2023.

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
In assessing the probability criteria for balancing and memorandum accounts between general rate cases, SJWC considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in H2O America’s financial statements.
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
Goodwill
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. H2O America first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, H2O America considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If H2O America determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. H2O America performed an impairment analysis as of October 1, 2025. The qualitative assessment found no indicators of impairment and therefore H2O America did not perform the quantitative impairment test. No impairments occurred during the years ended December 31, 2025, 2024 or 2023.

Factors Affecting Our Results of Operations
H2O America’s financial condition and results of operations are influenced by a variety of factors including the following:
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
Pursuant to Texas regulation, TWC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Texas, provided it has been more than 12 months since TWC’s most recent application to change rates was filed. Additionally, to mitigate regulatory lag for capital improvements, Texas implemented its first SIC in 2021. The SIC allows TWC to earn a return on some of its capital improvements made after 2020 through a monthly surcharge to its customers. An application for a SIC or SIC amendment may be filed once per year, and the initial approval of a SIC triggers a requirement to file a general rate case within four years of the date of approval. The PUCT permits the acquisition of utilities using FMV. This process brings in three appraisers to determine the market value of a system. The average of the three appraisals is then compared to the purchase price for the acquisition to determine the value of utility plant included in rate base. In addition, after recent legislation the PUCT adopted rules to allow a water utility to request to apply its current approved rates to the customers of newly acquired systems, which encourages consolidation and minimizes rate case expenses. During 2025, the Texas legislature passed House Bill 2712 which took effect on September 1, 2025 and allows water utilities to use future test year information for ratemaking purposes beginning with applications filed on or after September 1, 2026. The legislation was enacted to enable water utilities to seek rate recovery based on projected costs, encourage timely replacement of infrastructure and improve regulatory alignment with capital planning. Upon implementation of the law, water utilities will be able to utilize the future test year, historical test year or a combination of both when filing a general rate case.
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

Infrastructure Investment
The water utility business is capital-intensive. In 2025 and 2024, company-funded capital improvements were $489,607 and $353,029, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $458,000 in 2026 which excludes amounts related to the Company’s previously announced acquisition of Quadvest L.P and $2,568,000 over the next five years for capital improvements inclusive of amounts related to the acquisition. In addition to these capital expenditures, Water Utility Services expects to incur approximately $100,000 over the next five years, including $25,000 in 2026, in capitalizable costs associated with cloud-based computing arrangements. H2O America funds these expenditures through a variety of sources, including earnings received from operations, debt and equity financing, and other borrowings. H2O America relies upon lines of credit to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our successful 2025 activities, we will have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. See discussion below under “Liquidity and Capital Resources” for additional information on capital expenditures.
Compliance with Environmental, Health and Safety Standards
Water Utility Services’ operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies. Under the federal SDWA, Water Utility Services is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. Water Utility Services has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the SDWA. Water Utility Services incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our water services are subject.
In April 2024, the EPA issued new national primary drinking water regulations for six PFAS substances. The regulations impose maximum contaminant levels and monitoring requirements for the nation’s water system for six PFAS chemicals under the SDWA. The final regulation requires water systems to comply with PFAS monitoring and reporting requirements by 2027, and to comply with the maximum contaminant levels by 2029. H2O America estimates capital expenditures of approximately $400,000 for PFAS treatment based on finalized maximum contaminant levels. See discussion below under “Liquidity and Capital Resources” for additional information on capital expenditures.
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
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2025, production expenses accounted for 50% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted. However, for SJWC, the FCBA mitigates the cost of the water supply from changes and variations in quantities from each of these sources which affect the overall mix of the water supply.
Customer Growth
Customer growth in Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. We did not have any cash outflows for business acquisitions in 2025 or 2024. During the third quarter of 2025 we announced our anticipated acquisitions of Quadvest L.P and South Central Water Company both of which are expected to close in the second half of 2026. During 2023, we had cash outflows of $7,537, for business acquisitions which we believe will allow H2O America to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety, and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect our results of operations.
The following is the change in combined residential and business customer usage in 2025 compared to 2024:

Change in customer usage 2025 vs. 2024
SJWC	(4.6)%
CWC	2.7%
TWC	(3.1)%
MWC	2.5%
For the year ended December 31, 2025, SJWC’s residential usage was lower by 14.6% and business usage was higher by 2.5%, respectively, than the amount authorized in our 2022-2024 general rate case. SJWC’s service area is currently under a voluntary 15% reduction of water consumption from its water wholesaler. To address the difference between conservation usage and authorized usage in the rate case, the CPUC has approved the activation of the WCMA. The WCMA is a temporary revenue protection mechanism, due to the voluntary 15% water reduction request, which tracks the divergence between authorized versus actual consumption in a balancing account for future recovery.
With the availability of the WCMA in California and the WRA in Connecticut, which allows for recovery of authorized revenues, decreases in consumption year to year do not present the same financial risk as in our other water utility services utilities.
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
SJWC believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and purchased imported water, will be sufficient to meet customer demand for 2026. In addition, SJWC actively works with Valley Water to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CWC and MWC believe that they will be able to meet customer demand for 2026 with their existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities. TWC expects to meet customer demand for 2026 with TWC’s water supply which consists of groundwater from wells, surface water and purchased treated and raw water from the GBRA.

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
See Item 1, “Business” and Item 1A, “Risk Factors” for a discussion of H2O America’s general business, regulatory activities, and information about water supply.

Overview
H2O America’s consolidated net income for the year ended December 31, 2025 was $102,578, compared to $93,967 for the same period in 2024. This represents an increase of $8,611 or 9%, from 2024. The increase in net income was primarily driven by higher revenue associated with rate increases in California and Connecticut partially offset by higher administrative and general expenses, higher water production expenses, lower customer usage, and higher depreciation and amortization expense primarily related to new utility plant additions.
Operating Revenue

	2025	2024	2023
Water Utility Services	$787,099	732,580	652,045
Other Services	13,491	15,859	18,318
Total operating revenue	$800,590	748,439	670,363
The change in consolidated operating revenue was due to the following factors:

	2025 vs. 2024 Increase/(decrease)		2024 vs. 2023 Increase/(decrease)
Water Utility Services:
Consumption changes	$(7,220)	(1)%	$14,861	2%
Increase in customers	1,452	—%	2,532	—%
Rate increases for:		—%
Pass-through water costs[1]	23,281	3%	26,057	4%
All other increases[2]	44,134	6%	36,076	5%
Regulatory mechanisms[3]	(7,987)	(1)%	(6,633)	(1)%
Service and other revenue	859	—%	7,642	2%
Other Services	(2,368)	—%	(2,459)	—%
Total change in operating revenue	$52,151	7%	$78,076	12%
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

2025 vs. 2024
The revenue increase consists of $54,519 for Water Utility Services which is primarily due to a $44,134 increase in authorized rates in California, Connecticut and Texas, an increase in rates of $23,281 attributable to water supply costs that are passed through to customers, an increase of $1,452 from new customers, and increases in services and other revenue of $859, partially offset by decreases of $7,987 in other regulatory mechanisms, and a decrease of $7,220 due to lower usage.
The revenue decrease of $2,368 from Other Services is primarily attributable to lower real estate activity.
2024 vs. 2023
The revenue increase consists of $80,535 for Water Utility Services which is primarily due to an increase in authorized rates in California and Connecticut, which resulted in an additional $36,076 in revenue, an increase in rates of $26,057 attributable to water supply costs that are passed through to customers, an increase of $14,861 due to higher usage, an increase of $2,532 from new customers, and increases in services and other revenue of $7,642, partially offset by decreases of $6,633 in other regulatory mechanisms.
The revenue decrease of $2,459 from Other Services is primarily attributable to lower real estate activity.
Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and the number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2025	2024	2023
Residential and business	$676,065	625,080	557,659
Industrial	5,869	5,099	4,693
Public authorities	28,527	27,446	23,755
Others	59,197	55,494	54,166
Balancing and memorandum accounts and other regulatory mechanisms	9,141	11,819	11,772
Service and other revenue	8,300	7,642	—
	$787,099	732,580	652,045
Number of Customers

	2025	2024	2023
Residential and business	386,035	384,619	383,126
Industrial	604	592	591
Public authorities	2,345	2,370	2,387
Others	11,144	11,060	10,983
	400,128	398,641	397,087
Operating Expense
Operating expense is summarized below:

	2025	2024	2023
Water Utility Services	$607,056	560,364	506,923
Other Services	9,946	10,513	10,408
Unallocated Corporate	6,061	7,059	3,597
	$623,063	577,936	520,928

The change in consolidated operating expenses was due to the following factors:

	2025 vs. 2024 Increase/(decrease)		2024 vs. 2023 Increase/(decrease)
Water production expenses:
Change in surface water use	$6,852	1%	$5,181	1%
Change in usage	(3,336)	(1)%	10,254	2%
Change in new customers	429	—%	(156)	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	24,064	4%	25,035	5%
Balancing and memorandum account cost recovery	(8,870)	(2)%	(4,492)	(1)%
Total water production expenses	19,139	2%	35,822	7%
Administrative and general	20,168	3%	7,174	2%
Maintenance	1,594	—%	5,572	1%
Property taxes and other non-income taxes	1,758	1%	1,453	—%
Depreciation and amortization	2,468	1%	6,987	1%
	$45,127	7%	$57,008	11%
The following table presents the sources of water supply:

	Source of Water Supply
	2025	2024
	(billion gallons)
Purchased water	17.0	17.8
Groundwater	20.5	18.6
Surface water	10.9	11.8
Reclaimed water	0.8	0.8
	49.2	49.0
Average water production expense per billion gallons	$6.247 million	$5.956 million
The percentages of water supply by source excluding reclaimed water by state is presented below:

	Purchased Water		Groundwater		Surface Water
	2025	2024	2025	2024	2025	2024

California	46%	48%	45%	41%	7%	9%
Connecticut	9%	6%	41%	39%	50%	55%
Maine	2%	2%	7%	6%	91%	91%
Texas	12%	13%	36%	37%	52%	50%
Water production in 2025 increased by 0.2 billion gallons from 2024. The changes are primarily attributable to increase in consumption by customers in Connecticut partially offset by decrease in consumption by customers in California.
The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2026, 2025 and 2024 was $7.872 million, $7.194 million, and $6.411 million per billion gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $7.519 million, $6.840 million, and $6.058 million per billion gallons for Valley Water’s fiscal years 2025, 2024 and 2023, respectively.
CWC has an agreement with RWA to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of 50 years upon becoming effective. In addition, CWC is able, but under no obligation, to purchase up to one million gallons of water per day at the then-current wholesale rates per the agreement, $3.1 million per billion gallons as of December 31, 2025. CWC has an agreement with MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on

October 6, 2000 and has a term of 50 years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC has agreed to purchase 0.28 billion gallons of water annually from MDC at the published retail rate, $3.91 per hundred cubic feet as of December 31, 2025.
MWC had an agreement with the Kennebec Water District for potable water service. The agreement had previously been in place for 20 years prior to being renewed on November 7, 2020. The renewal contained an initial term of five years and the ability to renew for up to 20 years at Kennebec Water District’s option. In November 2025, the agreement was terminated and MWC transitioned from the previously negotiated rate to a standard tariff rate. MWC guarantees a minimum consumption of 0.05 billion gallons of water annually. Through November 2025, water sales to MWC were billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2025.
The various components of operating expenses are discussed below.
Water production expenses
Water production expenses increased $19,139 in 2025 primarily related to increased water pass-through costs including purchased water, groundwater extraction charges and decreased availability of surface water, partially offset by decreased balancing and memorandum account cost recovery and lower customer usage.
SJWC was notified by Valley Water that the unit prices of purchased water and the groundwater extraction charge were increased by 9% and 10%, respectively, effective July 1, 2025. Effective July 1, 2024, Valley Water increased the unit price of purchased water by approximately 12% and the groundwater extraction charge by approximately 13% for SJWC.
Administrative and General Expense
Administrative and general expense increased $20,168 in 2025, or 3% of total operating expenses from 2024, The increase was primarily attributable to funds received from the California Extended Water and Wastewater Arrearage Payment Program in the prior year, higher employee expenses, insurance and consulting work.
Maintenance Expense
Maintenance expenses increased $1,594 in 2025, primarily due to higher contracted work.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes increased $1,758 in 2025. The increase was primarily the result of an increase in property taxes due to utility plant additions and higher payroll taxes due to increases in wages and headcount.
Depreciation and Amortization
Depreciation and amortization expense increased $2,468 in 2025. The increase was primarily due to new utility plant additions.
Other Income and Expense
The change in other (expense) income in 2025 compared to 2024 was primarily due to higher income from the equity portion of the Allowance for Funds Used During Construction (“AFUDC”), and an increase in pension non-service credit, partially offset by an increase in interest expense related to higher debt balances partially offset by lower interest rates. AFUDC income increased due to higher construction work in progress balances from ongoing capital projects, resulting in greater capitalization of financing costs.
H2O America’s consolidated weighted-average cost of long-term debt, including the amortization of debt issuance costs, was 4.38% and 4.12% for the years ended December 31, 2025 and 2024. Cost of borrowing on the lines of credit averaged 5.34% and 6.44% for the years ended December 31, 2025 and 2024, respectively.
Provision for Income Taxes
Income tax expense for 2025 was $12,355, compared to $8,970 in 2024. The effective consolidated income tax rate was 11% for 2025 and 9% for 2024. The increase in the effective income tax rate was primarily due to a lower uncertain tax position reserve release and lower reversals of excess deferred income taxes, and the cumulative catch-up adjustment relating to the accounting method change filed in 2024 that resulted in reduced income tax expense for 2024, partially offset by higher flow through tax benefits.
Please refer to Note 7, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of income tax computed at the federal statutory rate to actual income tax expense.

On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others phased in through tax year 2027. The legislation may be subject to further clarification and the issuance of interpretive guidance. The Company evaluated the impact of the OBBBA tax legislation for the year ended December 31, 2025, and the impact was not material to the provision for income taxes and deferred tax balances.
Other Comprehensive Income
The change in other comprehensive income in 2025 compared to 2024 was primarily due to the change in the benefit obligation for CWC’s supplemental executive retirement plan primarily as a result of changes in the discount rate.
Non-GAAP Financial Measures
H2O America's net income and diluted EPS are prepared in accordance with GAAP. Adjusted net income and Adjusted diluted EPS are non-GAAP financial measures representing GAAP earnings adjusted to exclude the effects of non-utility real estate transactions and costs associated with mergers and acquisition activities, if any. These non-GAAP financial measures are provided as additional information for investors to evaluate the performance of H2O America's business activities excluding these items. Management also believes these non-GAAP financial measures help investors and analysts better understand our actual results compared to our guidance on a non-GAAP basis. H2O America uses adjusted net income and/or adjusted diluted EPS as the primary performance measurements when communicating with analysts and investors regarding our outlook and results. Adjusted net income and Adjusted diluted EPS are also used internally to measure performance. However, these non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, even when the same or similarly titled terms are used to identify such measures, limiting their usefulness for comparative purposes. Further, these non-GAAP financial measures should be considered as a supplement to the financial information prepared on a GAAP basis rather than an alternative to the respective GAAP financial measures.
The following tables reconcile Net Income, and EPS, all as defined under GAAP, to our non-GAAP financial measures of Adjusted Net Income and Adjusted EPS for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Reported GAAP Net Income	$102,578	93,967	84,987
Adjustments:
(Gain)/loss on sale of real estate investments[1]	(273)	572	(1,473)
Expense for merger and acquisition activities[2]	3,464	3,393	—
Tax effect of above adjustments[3]	(882)	(1,148)	412
Adjusted Net Income (non-GAAP)	$104,887	96,784	83,926

Reported GAAP Diluted Earnings Per Share	$2.92	2.87	2.68
Adjustments:
(Gain)/loss on sale of real estate investments, net of tax	(0.01)	0.01	(0.03)
Expense for merger and acquisition activities, net of tax	0.08	0.07	—
Adjusted Diluted Earnings Per Share (non-GAAP)	$2.99	2.95	2.65

1 Included in the "Other, net" line on the consolidated statements of comprehensive income.
2 Included in the "Administrative and general" line on the consolidated statements of income.
3 The tax effect on all adjustments is calculated at the applicable statutory rate.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Management asserts that the collection rate for its accounts receivables has improved as the ability to use service disconnections have returned to normal. On December 28, 2023, SJWC submitted the application through the State of California Water and Wastewater Arrearages Payment Program to relieve outstanding payment delinquencies for customer accounts greater than 60-

days past due as of December 31, 2022. We received $9,130 in the second quarter of 2024 under the State of California Water and Wastewater Arrearages Payment Program.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. In 2025, H2O America and its subsidiaries obtained $185,167 in funds from new long-term debt and $122,808 in funds from equity issuances. From these amounts, H2O America funded its 2025 capital expenditure programs, refinanced certain short and long-term borrowings, and funded working capital. See Note 4 and Note 6 of “Notes to Consolidated Financial Statements” for discussion on the equity and debt financing activities of H2O America. In addition, H2O America paid cash dividends of $58,645 during the year ended December 31, 2025.
In 2025, the common dividends declared and paid on H2O America’s common stock represented 57% of net income. Dividends have been paid on H2O America’s and its predecessor’s common stock for 329 consecutive quarters and the annual dividend amount has increased in each of the last 58 years. While historically H2O America has generally paid dividends equal to approximately 50% to 60% of its net income, H2O America cannot guarantee that this trend will continue in the future.
The following table provides a summary of our operating, investing and financing cash flows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Net cash provided by (used in):
Operating activities	$244,803	195,526	190,831
Investing activities	(520,101)	(340,095)	(322,272)
Financing activities	284,870	145,960	128,820
Net increase (decrease) in cash and cash equivalents	9,572	1,391	(2,621)
Cash and cash equivalents—beginning of the year	11,114	9,723	12,344
Cash and cash equivalents—end of the year	$20,686	11,114	9,723
Cash Flow from Operations
In 2025, H2O America generated cash flow from operations of $244,803 compared to $195,526 during 2024. Cash flow from operations are primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items.
In 2025, the increase in cash flows from operations was primarily attributable to higher net income, changes in working capital balances, changes in regulatory assets and liabilities, proceeds from the PFAS litigation settlement, and the absence of the prior year’s up-front service concession fee payments related to Cupertino.
Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2025, was $520,101 compared to $340,095 in 2024. This increase of $180,006 is primarily a result of (1) an increase in company-funded capital expenditures of $136,578, primarily driven by $73,766 of expenditures at TWC and $62,738 at SJWC, (2) proceeds from the sale of real estate investments decreased by $37,771 driven primarily by the prior‑year sale of H2O America Land Company’s Tennessee real estate assets. and (3) an increase for developer-funded capital expenditures of $5,967.
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025, was $284,870 compared to $145,960 in 2024. This increase of $138,910 is primarily a result of (1) decrease in long-term debt repayments of $45,114, (2) an increase in net proceeds from common stock equity offerings of $37,800, (3) an increase in cash receipts of advances and contributions in aid of construction of $26,832, (4) an increase in net borrowings on the lines of credit of $20,969, and (5) an increase in proceeds from PFAS litigation settlement $16,949, partially offset by (6) an increase in payments of dividends of $6,513.
H2O America’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, during years when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.

H2O America and its subsidiaries have unsecured bank lines of credit totaling $370,000 as of December 31, 2025. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percentage of total capitalization as defined in our debt covenants. H2O America expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital” below.
Budgeted Capital Expenditures
Water Utility Services has budgeted 2026 capital expenditures of approximately $458,000, excluding capital expenditures financed by customer contributions and advances. Additionally, the 2026 budgeted capital expenditures exclude amounts pertaining to the Company’s previously announced acquisition of Quadvest, L.P. The table below illustrates the Company’s 2026 budgeted capital expenditures:

Budgeted Capital Expenditures 2026
SJWC	$212,000
CWC	106,000
TWC	118,000
MWC	22,000
Total capital expenditures	$458,000
The 2026 capital expenditures budget is concentrated on distribution system investments. Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $2,568,000 in capital expenditures, which includes replacement of pipes and mains, maintaining water systems, and installing approximately $400,000 in PFAS treatment. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
In addition to these capital expenditures, Water Utility Services expects to incur approximately $100,000 over the next five years, including $25,000 in 2026, in capitalizable costs associated with cloud-based computing arrangements.
Sources of Capital
H2O America’s ability to finance future construction programs, execute on acquisitions and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings. H2O America’s regulated operations’ financing activity is designed to achieve capital structures consistent with regulatory guidelines in the locations where the companies operate. See current authorized capital structures in Item 1, “Business” under “Regulation and Rates.”
Short-term Financing Arrangements
H2O America and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of December 31, 2025 and 2024 are as follows:

		2025			2024
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	September 12, 2030
H2O America		$50,000	11,000	39,000	3,000
SJWC		165,000	45,000	120,000	44,000
CTWS		—	—	—	30,000
CWC		80,000	13,000	67,000	—
MWC		25,000	—	25,000	—
SJWTX		30,000	16,000	14,000	—
Total syndicated credit agreement		350,000	85,000	265,000	77,000
SJWC credit agreement	June 11, 2026	10,000	—	10,000	—
CTWS credit agreement	August 2, 2028	10,000	1,834	8,166	2,124
CTWS credit agreement (1)	May 15, 2025	—	—	—	40,000
		$370,000	86,834	283,166	119,124
(1) On July 11, 2025, CTWS repaid the outstanding balance under this credit agreement and concurrently terminated this credit agreement.

Total outstanding borrowings under the unsecured lines of credit as of December 31, 2025 and 2024 were $86,834 and $119,124, respectively. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2025, was 4.75% compared to 6.08% at December 31, 2024. Cost of borrowing on the lines of credit averaged 5.34% and 6.44% for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the unused portion of the lines of credit available for future borrowings was $283,166.
All of H2O America’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2025, H2O America and its subsidiaries were in compliance with all covenants on their lines of credit.
For additional information on H2O America’s lines of credit, see Note 5 of “Notes to Consolidated Financial Statements.”

Long-term Financing Arrangements
H2O America’s and its subsidiaries’ long-term debt activities are for purposes of refinancing short-term borrowings, funding capital expenditures and working capital, and repayments of maturing long-term debt. The following table summarizes the long-term debt issuances and repayments for the year ended December 31, 2025:

	Issuance (Repayment)	Activity Date	Maturity Date
SJWC:
Senior note, Series R, 5.83%	$55,000	November 2025	November 2055
CTWS:
Bank term loan, 4.09%	(1,493)	2025	December 2027
Bank term loan, 4.15%	(663)	2025	August 2037
CWC:
Senior note, Series 2025, 6.08%	60,000	October 2025	November 2055
State revolving fund loan, 2.00%	(23)	2025	July 2044
MWC:
State revolving fund loans, various series, 0.00%-2.58%	3,485	2025	2026-2054
Bank term loan, 6.70%	25,000	July 2025	July 2055
TWC:
Bank term loan, 6.68%	40,000	September 2025	September 2055
	$181,306
MWC finances a portion of its capital improvement program through loans under state revolving fund programs, including the Safe Drinking Water Revolving Fund (“SDWSRF”). In 2024, MWC obtained MPUC approval to issue two First Mortgage Bonds through the Maine Municipal Bond Bank. The Series X Bond totaled $3,330, inclusive of $598 of principal forgiveness, resulting in a net loan of $2,732; the issuance was approved on August 22, 2024 and completed on October 1, 2024. The Series Y Bond totaled $3,596, inclusive of $1,258 of principal forgiveness, resulting in a net loan of $2,337; the issuance was approved on August 22, 2024 and completed on November 1, 2024. Each bond constitutes an unsecured obligation of MWC, with the Series X Bond maturing on April 1, 2044 and the Series Y Bond maturing on April 1, 2054, and each bears a fixed interest rate of 1%. Interest is payable semi-annually in arrears on April 1 and October 1, commencing April 1, 2025.
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
On November 12, 2025, SJWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $55,000 of its 5.83% Senior Notes, Series R (“Series R Notes”). The Series R Notes are unsecured obligations of SJWC and are due on November 1, 2055. Interest is payable semi-annually in arrears on May 1st and November 1st of each year, commencing May 1, 2026.

The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in the outstanding debt becoming immediately due and payable. As of December 31, 2025, H2O America and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.
For additional information, see Note 6 of “Notes to Consolidated Financial Statements.”
Equity Financing Arrangements
On October 29, 2024, H2O America entered into an equity distribution agreement (the “New Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. Since the inception of the New Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for a total net proceeds of $142,975 and has $55,239 of aggregate gross sales price of shares remaining to issue under the New Equity Distribution Agreement as of December 31, 2025.
For the year ended December 31, 2025, H2O America issued and sold a total of 2,387,846 shares of common stock with a weighted average price of $51.90 per share and received $122,806 in net proceeds under the New Equity Distribution Agreement.
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
Off-Balance Sheet Arrangement/Contractual Obligations
H2O America has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.

H2O America’s contractual obligations and commitments as of December 31, 2025 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$905,000	15,000	15,000	—	875,000
Bank term loans, Water Utility Services	286,295	5,000	17,020	—	264,275
Advances for construction, SJWC (1)	58,487	2,569	5,150	5,141	45,627
California Pollution Control Financing Authority Revenue Bond, SJWC	70,000	—	—	—	70,000
Connecticut Innovations Revenue Bonds, CWC	22,050	—	9,550	12,500	—
State revolving fund loans, CWC	308	16	33	33	226
State revolving fund loans, MWC	16,336	1,249	2,788	2,052	10,247
Senior notes, H2O America	560,000	—	—	360,000	200,000
Bank term loans, CTWS	12,212	2,248	1,872	1,601	6,491
Seller financing debt, TWC (2)	29,000	437	1,642	2,639	24,282
Total contractual cash obligation	1,959,688	26,519	53,055	383,966	1,496,148
Total interest on contractual obligations	$1,469,279	80,009	157,834	142,735	1,088,701
___________________________________
(1)     As of December 31, 2025, advances for construction were $201,413 of which $108,311 was related to non-refundable advances for construction and $34,615 was related to advances which are refundable based on service connections made.
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
Water Supply Agreements
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2025, 2024 and 2023, SJWC purchased from Valley Water 15.9 billion gallons ($120,322), 17.0 billion gallons ($117,698) and 18.3 billion gallons ($111,173), respectively, of contract water. On June 3, 2025, Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2026. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18.9 billion gallons ($148,795) of water at the current contract water rate of $7.87 million per billion gallons in the year ending December 31, 2026. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available. The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2026, 2025 and 2024 was $7.872 million, $7.194 million, and $6.411 million per billion gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $7.519 million, $6.840 million, and $6.058 million per billion gallons for Valley Water’s fiscal years 2025, 2024 and 2023, respectively.
SJWC also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater. Valley Water determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the Valley Water groundwater extraction charge, SJWC also incurs power costs to pump the groundwater from the basin.
CWC has an agreement with RWA to purchase water. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of 50 years upon becoming effective. CWC has the option, but is under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement ($3.3 million per billion gallons as of December 31, 2025). CWC has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of 50 years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC has agreed to purchase 0.28 billion gallons of water annually from MDC. The rate charged by the MDC at December 31, 2025 were $3.91 per hundred cubic feet.

MWC had an agreement with the Kennebec Water District for potable water service. The agreement has been in place for 20 years and was extended on November 7, 2020 for a new term of up to 20 years. In November 2025, the agreement was terminated and MWC transitioned from the previously negotiated rate to a standard tariff rate. MWC guarantees a minimum consumption of 50 million gallons of water annually. Water sales to MWC are billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2025.
TWC has long-term contracts with the GBRA. The agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide TWC with 7,602 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided GBRA gives TWC a 60-day written notice on the proposed adjustment. TWC also has treated water supply agreements with the LCRA and WTCPUA expiring in 2059 and 2046, respectively, for 350 acre-feet of water per each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Employee Benefit Arrangements
SJWC and CTWS sponsor noncontributory defined benefit pension plans and provide health care and life insurance benefits for retired employees. In 2025, SJWC and CTWS contributed $5,675 and $7 to the pension plans and other postretirement benefit plans, respectively. In 2026, SJWC and CTWS expect to make required and discretionary cash contributions of up to $7,682 to the pension plans and other postretirement benefit plans. The amount of required contributions for years thereafter is not actuarially determinable.
SJWC’s other benefit obligations include employees’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, SJWC is committed to pay approximately $2,299 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CWC’s other benefit obligations include employees’ postretirement benefits, supplemental executive retirement agreements and deferred compensation agreements and plan. Future payments may fluctuate depending on the contribution rates of employees into the deferred compensation plan and the life span of the retirees and as current officers and executives retire. Under these benefit plans, CWC is committed to pay approximately $1,382, annually to former officers and directors.
Recently Adopted Accounting Pronouncements and New Accounting Pronouncements
See Note 2 of “Notes to Consolidated Financial Statements” for a discussion of recently adopted accounting pronouncements and new accounting pronouncements issued and pending adoption.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
H2O America is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the company’s variable rate lines of credit. H2O America’s subsidiaries sponsor noncontributory pension and other postretirement plans for its employees. Pension and other postretirement costs and the funded status of the plans may be affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation.
H2O America has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of H2O America
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of H2O America and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026
We have served as the Company’s auditor since 2020.

H2O America and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Utility plant:
Land	$44,600	44,657
Depreciable plant and equipment	4,688,644	4,249,314
Construction work in progress	269,272	179,486
Intangible assets	51,683	51,604
Total utility plant	5,054,199	4,525,061
Less: accumulated depreciation and amortization	1,120,232	1,036,450
Net utility plant	3,933,967	3,488,611

Nonutility properties	1,683	1,314
Less: accumulated depreciation and amortization	103	98
Net nonutility properties	1,580	1,216

Current assets:
Cash and cash equivalents	20,686	11,114
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $722 and $1,172 in 2025 and 2024, respectively	62,471	68,679
Income tax	2,720	5,953
Other	7,710	7,059
Accrued unbilled revenue	68,971	60,847
Prepaid expenses	11,634	10,297
Current regulatory assets	8,315	18,172
Other current assets	8,086	8,593
Total current assets	190,593	190,714
Other assets:
Regulatory assets, less current portion	246,547	224,055
Investments	19,711	18,087
Postretirement benefit plans	80,967	66,422
Goodwill	640,311	640,311
Other	35,890	28,893
Total other assets	1,023,426	977,768
Total assets	$5,149,566	4,658,309

See Accompanying Notes to Consolidated Financial Statements.

H2O America and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2025	2024
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2025 and 2024; issued and outstanding 36,118,242 shares in 2025 and 33,629,169 shares in 2024	$36	34
Additional paid-in capital	958,188	827,796
Retained earnings	581,080	537,184
Accumulated other comprehensive income	1,467	1,960
Total stockholders’ equity	1,540,771	1,366,974
Long-term debt, less current portion	1,866,819	1,706,904
Total capitalization	3,407,590	3,073,878
Current liabilities:
Lines of credit	86,834	119,124
Current portion of long-term debt	23,504	3,648
Accrued groundwater extraction charges, purchased water and power	29,321	25,118
Accounts payable	75,427	56,256
Accrued interest	18,241	17,476
Accrued payroll	19,109	15,193
Current regulatory liabilities	—	1,122
Other current liabilities	20,942	23,236
Total current liabilities	273,378	261,173
Deferred income taxes	307,893	276,043
Advances for construction	201,413	155,397
Contributions in aid of construction	342,697	340,738
Postretirement benefit plans	45,878	45,063
Regulatory liabilities, less current portion	546,797	483,719
Other noncurrent liabilities	23,920	22,298
Commitments and contingencies
Total capitalization and liabilities	$5,149,566	4,658,309

See Accompanying Notes to Consolidated Financial Statements.

H2O America and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2025	2024	2023
Operating revenue	$800,590	748,439	670,363
Operating expense:
Production Expenses:
Purchased water	126,343	158,568	135,982
Power	21,769	11,457	9,602
Groundwater extraction charges	112,076	73,146	62,980
Other production expenses	50,973	48,851	47,636
Total production expenses	311,161	292,022	256,200
Administrative and general	125,998	105,830	98,656
Maintenance	32,895	31,301	25,729
Property taxes and other non-income taxes	37,686	35,928	34,475
Depreciation and amortization	115,323	112,855	105,868
Total operating expense	623,063	577,936	520,928
Operating income	177,527	170,503	149,435
Other (expense) income:
Interest on long-term debt and other interest expense	(72,575)	(71,390)	(66,144)
Pension non-service credit (cost)	6,436	3,769	(1,230)
Other, net	3,545	55	8,882
Income before income taxes	114,933	102,937	90,943
Provision for income taxes	12,355	8,970	5,956
Net income	102,578	93,967	84,987
Other comprehensive income:
Unrealized (loss) gain on investment, net of taxes of $0 in 2025, $(163) in 2024 and $166 in 2023	—	(442)	530
Adjustment to pension benefit plans, net of taxes of $0 in 2025, $0 in 2024 and $80 in 2023	(493)	611	(216)
Comprehensive income	$102,085	94,136	85,301
Earnings per share
—Basic	$2.93	2.87	2.69
—Diluted	$2.92	2.87	2.68
Weighted average shares outstanding
—Basic	35,002,252	32,701,292	31,575,197
—Diluted	35,102,487	32,779,573	31,663,274

See Accompanying Notes to Consolidated Financial Statements.

H2O America and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2022	30,801,912	$31	651,004	458,356	1,477	1,110,868
Net income	—	—	—	84,987	—	84,987
Unrealized gain on investment, net of tax effect of $166	—	—	—	—	530	530
Adjustment to pension benefit plans, net of taxes of $80	—	—	—	—	(216)	(216)
Share-based compensation	—	—	4,647	(55)	—	4,592
Issuance of restricted and deferred stock units	67,164	—	(2,259)	—	—	(2,259)
Employee stock purchase plan	34,122	—	2,141	—	—	2,141
Common stock issuance, net of costs	1,119,806	1	80,658			80,659
Dividends paid ($1.52 per share)	—	—	—	(47,905)	—	(47,905)
Balances, December 31, 2023	32,023,004	32	736,191	495,383	1,791	1,233,397
Net income	—	—	—	93,967	—	93,967
Unrealized loss on investment, net of tax effect of $(163)	—	—	—	—	(442)	(442)
Adjustment to pension benefit plans, net of taxes of —	—	—	—	—	611	611
Share-based compensation	—	—	5,623	(34)	—	5,589
Issuance of restricted and deferred stock units	41,023	—	(1,212)	—	—	(1,212)
Employee stock purchase plan	42,853	—	2,188	—	—	2,188
Common stock issuance, net of costs	1,522,289	2	85,006	—	—	85,008
Dividends paid ($1.60 per share)	—	—	—	(52,132)	—	(52,132)
Balances, December 31, 2024	33,629,169	34	827,796	537,184	1,960	1,366,974
Net income	—	—	—	102,578	—	102,578
Adjustment to pension benefit plans, net of taxes of —	—	—	—	—	(493)	(493)
Share-based compensation	—	—	6,444	(37)	—	6,407
Issuance of restricted and deferred stock units	50,366	—	(989)	—	—	(989)
Employee stock purchase plan	50,861	—	2,131	—	—	2,131
Issuance of common stock, net of issuance costs	2,387,846	2	122,806	—	—	122,808
Dividends paid ($1.68 per share)	—	—	—	(58,645)	—	(58,645)
Balances, December 31, 2025	36,118,242	$36	958,188	581,080	1,467	1,540,771

See Accompanying Notes to Consolidated Financial Statements.

H2O America and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2025	2024	2023
Operating activities:
Net income	$102,578	93,967	84,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,490	115,050	108,138
Deferred income taxes	5,183	10,355	(8,510)
Stock-based compensation	6,444	5,623	4,647
Allowance for equity funds used during construction	(6,237)	(2,362)	(2,114)
Loss on sale of nonutility properties and other assets	—	572	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and accrued unbilled revenue	(3,234)	(12,663)	(10,869)
Accounts payable and other current liabilities	9,280	4,241	492
Accrued groundwater extraction charges, purchased water and power	4,204	639	4,772
Tax receivable and payable, and other accrued taxes	(18,280)	(18,355)	(22,415)
Postretirement benefits	(5,682)	(4,400)	(1,549)
Regulatory assets and liabilities excluding income tax temporary differences and postretirement benefits	7,374	(1,812)	12,278
Up-front service concession payments	—	(23,900)	—
Other noncurrent assets and liabilities	26,114	21,042	20,756
Proceeds from litigation settlement, net	7,823	—	—
Other changes, net	(11,254)	7,529	218
Net cash provided by operating activities	244,803	195,526	190,831
Investing activities:
Additions to utility plant:
Company-funded	(489,607)	(353,029)	(271,772)
Contributions in aid of construction	(30,146)	(24,179)	(16,855)
Additions to nonutility assets and real estate investments	—	(29)	(24,244)
Payments for business acquisitions	—	—	(7,537)
Cost to retire utility plant, net of salvage	(3,149)	(3,430)	(2,097)
Proceeds from sale of real estate investments and release of escrow deposit	2,801	40,572	233
Net cash used in investing activities	(520,101)	(340,095)	(322,272)
Financing activities:
Borrowings from lines of credit	436,530	242,000	146,415
Repayments of lines of credit	(468,821)	(295,260)	(134,493)
Long-term borrowings	185,167	185,329	70,000
Repayments of long-term borrowings	(3,861)	(48,975)	(4,347)
Dividends paid	(58,645)	(52,132)	(47,905)
Receipts of advances and contributions in aid of construction	59,902	33,070	22,425
Refunds of advances for construction	(4,404)	(2,963)	(2,763)
Issuance of common stock, net of issuance costs	122,808	85,008	80,659
Proceeds from litigation settlement, net	16,949	—	—
Other changes, net	(755)	(117)	(1,171)
Net cash provided by financing activities	284,870	145,960	128,820
Net change in cash and cash equivalents	9,572	1,391	(2,621)
Cash and cash equivalents, beginning of year	11,114	9,723	12,344
Cash and cash equivalents, end of year	$20,686	11,114	9,723

Cash paid (refunded) during the year for:
Interest	$79,428	73,268	67,508
Interest, net of amounts capitalized	$72,093	69,744	64,608
Income taxes	$3,238	(598)	23,020
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$48,146	41,692	35,904
Utility property installed by developers	$3,686	2,465	3,341
Proceeds receivable from sale of real estate investments	$—	2,801	—
Accrued selling expenses on sale of real estate investments	$—	2,177	—
Seller financing in asset acquisition, net of discount	$—	—	15,400

See Accompanying Notes to Consolidated Financial Statements.

H2O AMERICA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2025, 2024 and 2023
(Dollars in thousands, except share and per share data and where otherwise noted)

Note 1.Organization and Operations
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of H2O America, its wholly owned subsidiaries, and one variable interest entity in which one H2O America subsidiary is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The accounting policies of H2O America’s subsidiaries comply with the applicable uniform system of accounts prescribed by the respective regulators and conform to generally accepted accounting principles for rate-regulated public utilities.
H2O America is a holding company that conducts its business through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), H2O America TX Holdings, Inc., H2O America Land Company, H2O America NE LLC, and National Water Utility Service, LLC (“NWU”). H2O America TX Holdings, Inc. is a holding company for its wholly owned subsidiaries, SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). H2O America NE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly owned subsidiaries are The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. NWU is the contracting entity for shared services among the H2O America affiliates formed in October 2024. H2O America, through its wholly owned subsidiaries, primarily provides water utility and other related services in California, Connecticut, Maine and Texas. H2O America has business in property management and real estate investment activity conducted by H2O America Land Company and Chester Realty, Inc.
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
Depreciable Utility Plant and Equipment
The major components of depreciable plant and equipment as of December 31, 2025 and 2024 are as follows:

	2025	2024
Source of supply	$243,335	228,621
Pumping plant	331,134	301,280
Water treatment plant	396,061	367,836
Transmission and distribution plant	3,323,482	3,015,978
General plant	394,632	335,599
Total depreciable plant and equipment	$4,688,644	4,249,314

Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Source of supply	20 to 100 years
Pumping plant	5 to 70 years
Water treatment plant	5 to 62 years
Transmission and distribution plant	10 to 100 years
General plant	5 to 68 years
For the years 2025, 2024 and 2023, depreciation expense as a percentage of the beginning of the year balance of depreciable plant was 2.75%, 2.9% and 2.9%, respectively. Depreciation expense for utility plant for the years ended December 31, 2025, 2024 and 2023 was $114,265, $111,575 and $104,325, respectively. The cost of utility plant retired (less salvage) is charged to accumulated depreciation and no gain or loss is recognized. To the extent H2O America recovers retirement costs through rates during the life of the associated asset and before the costs are incurred, these amounts result in a regulatory liability being reported based on the amounts previously recovered through customer rates until the costs to retire those assets are incurred.
Allowance For Funds Used During Construction (“AFUDC”)
AFUDC represents the capitalized costs of borrowed funds or a return on equity funds used to finance utility plant under construction and is capitalized as part of construction work in progress. AFUDC is recorded to the extent approved by the respective states’ utility regulators and is recovered through water rates as the utility plant depreciates. The amount of AFUDC debt capitalized in 2025, 2024 and 2023 was $7,335, $3,524 and $2,900, respectively. Interest on long-term debt is presented net of AFUDC debt capitalized on the Consolidated Statements of Comprehensive Income. The amount of AFUDC equity capitalized in 2025, 2024 and 2023 was $6,237, $2,362 and $2,114, respectively, reflected in “Other, net” on the Consolidated Statements of Comprehensive Income.
Intangible Assets
Finite-lived intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 3 to 70 years. Indefinite-lived intangibles assets are not amortized, but instead are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. (see Note 8, “Intangible Assets”).
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
The major components of nonutility properties and real estate investments are as follows as of December 31:

	2025	2024
Land	$914	915
Wholesale water supply assets	—	—
Buildings and improvements	769	399
Subtotal	1,683	1,314
Less: accumulated depreciation and amortization	103	98
Total	$1,580	1,216
Depreciation on buildings and improvements for real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.

Business Combinations and Asset Acquisitions
H2O America applies the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 805—“Business Combinations” for the accounting related to business and asset acquisitions. First, H2O America applies the guidance in Topic 805 to determine whether a transaction represents a business combination or an acquisition of assets. If the transaction is a business combination, Topic 805 requires H2O America to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. If the transaction is an acquisition of assets, the cost of the transaction, including transaction costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. While H2O America uses best available estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, such estimates are inherently uncertain and subject to refinement. For business combinations, Topic 805 provides for a measurement period from the acquisition date of up to one year, during which we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Consolidated Statements of Comprehensive Income. Accounting for business combinations and asset acquisitions requires H2O America to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although H2O America believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired company’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. See Note 14, “Acquisitions” for further information on business combinations and asset acquisitions.
Impairment of Long-Lived Assets and Goodwill
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of H2O America, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment when changes in circumstances or events indicate that the carrying amount of the assets may not be recoverable. In assessing qualitative factors, H2O America considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant company-specific events. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. No impairments occurred during 2025 and 2024.
Goodwill is not amortized but is tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. Indefinite-lived intangible assets, other than goodwill, are not amortized but are tested for impairment annually on October 1st or more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of indefinite-lived intangible assets below their carrying amount. In performing impairment tests of goodwill and indefinite-lived intangible assets, H2O America first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, H2O America considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If H2O America determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. As of October 1, 2025, H2O America performed qualitative assessments of both goodwill and indefinite-lived intangible assets and found no indicators of impairment and therefore did not perform quantitative impairment tests. No impairments of goodwill or indefinite-lived intangible assets occurred during 2025, 2024 or 2023.
Cash and Cash Equivalents
Cash and cash equivalents primarily consisted of cash on deposit with banks and short-term, highly liquid investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable are recorded at the invoiced amounts. The allowance for uncollectible accounts is H2O America’s best estimate of credit losses in its existing accounts receivable and is determined based on current expected losses. The estimate is based on historical loss information adjusted for current conditions. Accounts balances are written off against the allowance when it is probable the receivable will not be recovered or is over a certain number of days outstanding. During the second quarter of 2024, H2O America recorded a reduction to its allowance for credit losses of $7,822, of which $3,960 resulted in a reduction to regulatory assets and $3,862 was recorded through administrative and general expense.
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
H2O America has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. The value of these contracts is based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Investments” on H2O America’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, the value of the company owned life insurance was $9,870 and $8,944, respectively, of which $4,852 and $4,294, respectively, was related to assets to fund CTWS’ supplemental retirement plan agreements. See discussion on pension plans in Note 11, “Benefit Plans.”
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
Advances for Construction and Contributions in Aid of Construction
In California, advances for construction received after 1981 are primarily refunded ratably over 40 years. In Connecticut and Maine, advances for construction are refunded as services are connected to the main over periods not exceeding 15 years and in Texas advances for construction are primarily non-refundable. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2026	$2,569
2027	2,535
2028	2,615
2029	2,592
2030	2,549
Thereafter	45,627
As of December 31, 2025, advances for construction totaled $201,413 including $108,311 in non-refundable advances and $34,615 in advances that will be refunded based on service connections made, though the timing of these refunds cannot be estimated. As of December 31, 2024, advances for construction totaled $155,397 including $64,920 in non-refundable advances and $31,983 in advances that will be refunded based on service connections made, though the timing of these refunds cannot be estimated. As of December 31, 2025 and 2024, the fair value of the advances for construction refunded ratably over 40 years is $51,356 and $43,718, respectively.
Contributions in aid of construction represent funds or property received from developers that are not refundable under applicable regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.

Asset Retirement Obligation
H2O America’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement.
As of December 31, 2025 and 2024, the asset retirement obligation is as follows:

	2025	2024
Estimated future retirement costs	$4,220	4,303
Discount rate	6%	6%
Retirement obligation, present value	$930	887
Revenue
H2O America recognizes revenue under ASC Topic 606—“Revenue from Contracts with Customers” for metered revenue of Water Utility Services, which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. H2O America satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is generally billed on a quarterly, monthly, or bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, H2O America estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period.
H2O America also recognizes revenue under ASC Topic 980-605-25—“Alternative Revenue Programs.” Under programs established by the CPUC and Public Utilities Regulatory Authority of Connecticut (“PURA”), allowing for automatic adjustment of future rates, the company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months of the year-end in which the revenue is recognized. A reserve, based on an estimate of actual usage over the recovery period, is recorded for any amounts H2O America estimates will not be collected within the 24-month period. H2O America’s alternative revenue programs include SJWC’s Water Conservation Memorandum Account (“WCMA”) and CWC’s Water Rate Adjustment mechanism (“WRA”). See further discussion on WCMA and WRA in Note 3, “Regulatory Matters.”
H2O America’s revenues also reflect the impact of other balancing and memorandum accounts and other regulatory mechanisms that are accounted for under FASB ASC Topic 980—“Regulated Operations.” Balancing and memorandum accounts are recognized when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. See further discussion in Note 3, “Regulatory Matters.”
H2O America also recognizes revenue from rental income, which represents lease rental income. Tenants pay monthly in accordance with lease agreements and H2O America recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from H2O Americas underlying asset.
Detail of H2O America’s revenue components are as follows for the years ended December 31:

	2025	2024	2023
Revenue from contracts with customers	$805,594	736,326	678,168
Alternative revenue programs, net	6,672	6,181	3,634
Other balancing and memorandum accounts and regulatory mechanisms, net	(11,919)	(153)	(17,123)
Rental income	243	6,085	5,684
	$800,590	748,439	670,363

Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenue and administrative and general expenses. For the years ended December 31, 2025, 2024 and 2023, the surcharge was $3,927, $3,668 and $4,085, respectively.
Share-Based Compensation
H2O America calculates the fair value of service-based and performance-based restricted stock awards based on the grant date fair value of the company’s stock price reduced by the present value of the dividends expected to be declared on outstanding shares.
H2O America utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of market-vesting restricted stock units.
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
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under H2O America’s long-term incentive plans, shares potentially issuable under the performance stock plans assumed through the business combination with CTWS, and shares potentially issuable under H2O America’s employee stock purchase plans. Restricted common stock units of 40,452, 8,075 and 14,193 as of December 31, 2025, 2024 and 2023, respectively, were excluded from the diluted earnings per share calculation as their effect would have been antidilutive.
Related-Party Transaction
The Force for Good Foundation, established in 2024, is a non-consolidated not-for-profit corporation funded by H2O America that has made and continues to make contributions to selected charitable organizations. H2O America made contributions of $4,400 and $3,000 in 2025 and 2024 respectively, which are included as an expense in the “Other, net” line of the Consolidated Statements of Comprehensive Income.
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
		The ASU was adopted with the annual financial statements for the year ended December 31, 2025.	Prospective, with retrospective application also permitted.	The standard only resulted in updates to disclosure and did not have a material impact on the Company’s financial position and results of operations.

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
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
ASU 2025-06 “Intangibles-Goodwill and Other-Internal-Use Software (subtopic 350-40)”
 The ASU updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360-10.
		The ASU is effective for H2O America for its annual financial statements for the year ending December 31, 2028 and for interim reporting periods for the year ending December 31, 2028.	Prospective, retrospective or on a modified transition approach with early adoption permitted.	H2O America is currently evaluating the impact of ASU 2025-06 on its financial statements and will adopt ASU 2025-06 in fiscal year ended December 31, 2028.

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
ASU 2025-10 “Government Grants (Topic 832)”
The ASU establishes accounting for government grants received by business entities and includes guidance for (1) a grant related to an asset and (2) a grant related to income. The ASU requires that a government grant should not be recognized until it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received. Additionally, the ASU requires that a grant related to an asset be recognized on the balance sheet as the business entity incurs the related costs for which the grant is intended to compensate either as deferred income or an adjustment to the cost basis of the related asset. A grant related to income or a grant recognized as deferred income should be recognized in earnings on a systematic and rational basis over the periods in which the related costs are incurred that the grant is intended to compensate.
		The ASU is effective for H2O America for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Early adoption is permitted.	Retrospective adoption with modified prospective and modified retrospective application also permitted.	H2O America is currently evaluating the impact of ASU 2025-10 on its financial statements and will adopt ASU 2025-10 in fiscal year ended December 31, 2029.
ASU 2025-11 “Interim Reporting (Topic 270)”	The ASU provides clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The ASU includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods.	The ASU is effective for H2O America for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.	Prospective, with retrospective application also permitted.	H2O America is currently evaluating the disclosure impact of ASU 2025-11; however, the standard is not expected to impact the consolidated financial position, results of operations or cash flows.

Note 3.Regulatory Matters
Regulation
Water Utility Services, excluding non-tariffed activities, are subject to rate regulation based on cost recovery and meets the criteria of accounting guidance for rate-regulated operations under ASC Topic 980, which affects the timing of the recognition of certain revenues and expenses. H2O America’s consolidated financial statements reflect the actions of regulators in the rate-making process. The ratemaking process is intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity.
Water Utility Services, excluding non-tariffed activities, recognizes regulatory assets for incurred costs that are deemed probable of recovery from customers. Also, Water Utility Services recognizes regulatory liabilities for amounts expected to be refunded to customers in the ratemaking process and for amounts collected in advance of the related expenditures. Regulatory assets or liabilities are also recognized for special revenue programs such as WCMA and WRA in accordance with guidance on alternative revenue programs under ASC Topic 980. Application of ASC Topic 980, including determining whether recovery is probable, requires significant judgment by management and includes assessing evidence that may exist prior to regulatory authorization, including regulatory rules and decisions, historical ratemaking practices, and other facts and circumstances that would indicate that recovery or refund is probable.
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
SJWC also maintains memorandum accounts to track impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The Water Contamination Litigation Memorandum Account (“WCLMA”) allows SJWC to track net proceeds and costs resulting from water contamination litigation. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reduction, both mandatory and voluntary. SJWC records the lost revenue captured in the WCMA balancing accounts, including amounts related to a 20-basis point reduction in the authorized return on equity per the terms of the WCMA. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. Mandatory water conservation requirements from Santa Clara Valley Water District (“Valley Water”) ended on April 11, 2023, which also ended SJWC’s Mandatory Conservation Plan, that included drought allocations and surcharges. On October 2, 2023, the CPUC approved the continuation of WCMA and Water Conservation Expense Memorandum Account under the voluntary call for conservation effective April 20, 2023. All balancing accounts and memorandum accounts not included for recovery or refund in current customer rates will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first. On December 19, 2024, the CPUC issued General Rate Case Decision No. 24-12-077, which approved a recovery of $15,792 in balancing and memorandum accounts from customers through a 12-month surcharge effective January 1, 2025.
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

Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of December 31:

	2025	2024
Regulatory assets:
Income tax temporary differences (a) (q)	$204,384	180,103
MWRAM (b)	8,553	9,985
Business combinations debt premium (c) (q)	9,772	12,313
Employee benefit costs (d) (q)	5,823	6,370
Catastrophic event memorandum accounts (“CEMA”) (p)	127	986
Revenue adjustment mechanisms (e) (q)	7,931	5,024
Customer Assistance Program (“CAP”) balancing account (f)	3,696	6,599
Water supply costs (i)	847	—
Unrecognized pensions and other postretirement benefits (g) (q)	—	3,177
2022 general rate case interim memorandum account (h)	—	3,392
Other (j)	13,729	14,278
Total regulatory assets	254,862	242,227
Less: current regulatory asset (k)	8,315	18,172
Total regulatory assets, less current portion	$246,547	224,055
Regulatory liabilities:
Cost of removal (l)	$394,391	364,398
Future income tax benefits due to customers (m)	82,285	84,128
Unrecognized pensions and other postretirement benefits (g)	32,996	27,872
PFAS legal settlement proceeds (r)	24,682	—
Employee benefit costs (d)	8,771	1,137
Revenue adjustment mechanisms (e)	—	1,122
Water supply costs (i)	—	3,386
Other (n)	3,672	2,798
Total regulatory liabilities	546,797	484,841
Less: current regulatory liabilities (o)	—	1,122
Total regulatory liabilities, less current portion	$546,797	483,719
___________________________________
(a)Consists primarily of temporary income tax differences that are flowed through to customers, which will be recovered in future rates as these temporary differences reverse. The company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the lives of the plant assets, which are between 5 to 100 years.
(b)MWRAM is described in the previous section.
(c)Consists of debt fair value adjustments recognized through purchase accounting for the completed merger with CTWS in 2019.
(d)Includes deferrals of pension and other postretirement benefit expense, cost of accrued benefits for vacation, and group health insurance.
(e)Consists of WRA and WCMA, which are described in the previous section.
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

(n)Other includes other balancing and memorandum accounts and regulatory mechanisms, and other regulatory mechanisms.
(o)Primarily relates to the current portion of WRA.
(p)The CPUC has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The balances primarily relate to expenses associated with SJWC’s response to COVID-19, including bad debt.
(q)Generally not earning a return either by interest on the regulatory asset or as a component of rate base at the allowed rate of return.
(r)Primarily relates to legal settlements received by SJWC and CWC from ongoing PFAS water contamination litigation against manufacturers which will be used to offset future costs incurred, recorded as Contributions in Aid of Construction (“CIAC”), or returned to customers through future rates. WCLMA has been established to track net proceeds and costs resulting from water contamination litigation related to SJWC.

Note 4.Capitalization
H2O America is authorized to issue 70,000,000 shares of common stock of $0.001 par value per share. At December 31, 2025 and 2024, 36,118,242 and 33,629,169, respectively, shares of common stock were issued and outstanding.
As of December 31, 2025 and 2024, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for H2O America. At December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.
On October 29, 2024, H2O America entered into an equity distribution agreement (the, “New Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200,000. Since the inception of the New Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for a total net proceeds of $142,975 and has $55,239 of aggregate gross sales price of shares remaining to issue under the New Equity Distribution Agreement as of December 31, 2025.
For the year ended December 31, 2025, H2O America issued and sold a total of 2,387,846 shares of common stock with a weighted average price of $51.90 per share and received $122,806 in net proceeds under the aforementioned equity distribution agreements.

Note 5.Lines of Credit
H2O America and its subsidiaries have unsecured line of credit agreements where borrowings are used to refinance existing debt, for working capital, and for general corporate purposes. A summary of the line of credit agreements as of December 31, 2025 and 2024 are as follows:

		2025			2024
	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion	Amounts Outstanding
Syndicated credit agreement:	September 12, 2030
H2O America		$50,000	11,000	39,000	3,000
SJWC		165,000	45,000	120,000	44,000
CTWS		—	—	—	30,000
CWC		80,000	13,000	67,000	—
MWC		25,000	—	25,000	—
SJWTX		30,000	16,000	14,000	—
Total syndicated credit agreement		350,000	85,000	265,000	77,000
SJWC credit agreement	June 11, 2026	10,000	—	10,000	—
CTWS credit agreement	August 2, 2028	10,000	1,834	8,166	2,124
CTWS credit agreement (1)	May 15, 2025	—	—	—	40,000
		$370,000	86,834	283,166	119,124

(1) CTWS repaid the outstanding balance under this credit agreement and concurrently terminated this credit agreement.
Total outstanding borrowings under the unsecured lines of credits as of December 31, 2025 and 2024 were $86,834 and $119,124, respectively. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2025, was 4.75% compared to 6.08% at December 31, 2024. As of December 31, 2025, the unused portion of the lines of credit available for future borrowings was $283,166.
All of H2O America’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of December 31, 2025, H2O America and its subsidiaries were in compliance with all covenants on the lines of credit.
Syndicated Credit Agreement
In August 2022, H2O America, SJWC, TWC, and CTWS have entered into a $300,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent (“JP Morgan”), Wells Fargo Bank, National Association, as Documentation Agent, and a syndicate of banks with a term of five years. The Credit Agreement was subsequently amended to extend the maturity date from August 2027 to August 2028 and further amended to extend the maturity date to August 2029.
On September 12, 2025, H2O America and its subsidiaries, SJWC, SJWTX, CWC and MWC, entered into an Amended and Restated Credit Agreement to extend and increase the revolving credit facility with JPMorgan Chase Bank and Wells Fargo Securities, LLC. Pursuant to the amended agreement, the total commitment under the facility was increased from $300,000 to $350,000, and the maturity date was extended from August 2029 to September 12, 2030.
Under the terms of the Credit Agreement, each of H2O America, SJWC, SJWTX, CWC and MWC is a borrower with several and not joint liability. Each borrower has an initial borrowing entitlement, or sublimit, which can be periodically adjusted from time to time as set forth in the Credit Agreement. The initial sublimit of each borrower is as presented in the table above.
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
As of December 31, 2025 and 2024, there were $85,000 and $77,000, respectively, in outstanding borrowings under the Credit Agreement.
CTWS Credit Agreements

Upon acquisition, CTWS held effective credit agreements with CoBank, ACB and Citizens Bank, N.A., (a former subsidiary of RBS Citizens, N.A. that was a party to the original credit agreement) that provided up to $40,000 and $75,000, respectively, in available borrowings. The credit agreement between CTWS and Citizens Bank, N.A. was amended in December 2019 which reduced available borrowings from $75,000 to $10,000. The credit agreement between CTWS and Citizens Bank, N.A., was further amended in August 2023 which extended the termination date from December 2023 to August 2, 2028. On July 11, 2025, CTWS repaid the outstanding balance of $25,000 under its credit agreement with CoBank, ACB and concurrently terminated the credit agreement.

As of December 31, 2025 and 2024, there were $1,834 and $2,124, respectively, in outstanding borrowings under the CTWS credit agreement with Citizens Bank, N.A.

SJWC Credit Agreement
On June 11, 2025, SJWC entered into a $10,000 credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of June 11, 2026.
There were no outstanding borrowings under the credit agreement between SJWC and JPMorgan Chase Bank, N.A., as of December 31, 2025 and 2024.

Note 6.Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Rate	Maturity	2025	2024
H2O America Senior notes (a)	2.47% - 3.53%	2029 - 2039	$560,000	560,000
SJWC:
Senior notes (a)	3.00% - 7.20%	2026 - 2055	560,000	505,000
California Pollution Control Financing Authority Revenue Bond	4.75%	2046	70,000	70,000
Total SJWC			630,000	575,000
CTWS bank term loans	4.09%, 4.15%	2027, 2037	12,212	14,389
CWC:
Connecticut Innovations Revenue Bonds, variable rate		2028 - 2029	22,050	22,050
Senior notes (a)	3.07% - 6.46%	2037 - 2055	330,000	270,000
State revolving fund loans	2.00%	2044	308	327
Bank term loans	4.04% - 4.75%	2028 - 2036	96,295	96,295
Total CWC			448,653	388,672
TWC:
Senior note (a)	6.27%	2036	15,000	15,000
Bank term loans	4.01% - 6.68%	2041 - 2055	105,000	65,000
Seller financing debt	(b)	2053	29,000	29,000
Total TWC			149,000	109,000
MWC:
State revolving fund loans	0.00% - 2.23%	2026 - 2054	16,336	12,763
Bank term loans	3.89% - 6.47%	2026 - 2055	85,000	60,000
Total MWC			101,336	72,763
Total debt			1,901,201	1,719,824
Unamortized debt premium and discount, net			(1,644)	(56)
Unamortized debt issuance costs			(9,234)	(9,216)
Current portion			(23,504)	(3,648)
Total long-term debt, less current portion			$1,866,819	1,706,904
___________________________________
(a)Senior notes held by institutional investors are unsecured obligations of H2O America, SJWC, CWC, TWC and MWC and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
(b)Debt does not contain a stated interest rate but is discounted using an effective rate of 5.61%.
The following is a table of the consolidated company’s schedule of principal payments:

Year
2026	$23,950
2027	3,207
2028	44,699
2029	325,624
2030	53,201
Thereafter	1,450,520
The estimated fair value of long-term debt as of December 31, 2025 and 2024 was $1,716,589 and $1,490,024, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. As of December 31, 2025, $1,715,635 of the total fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy, and $954 would be categorized as Level 3. As of December 31, 2024, $1,473,393 of the total fair value of long-term debt was categorized as Level 2 in the fair value hierarchy, and $16,631 was categorized as Level 3.
SJWC
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
On November 12, 2025, SJWC entered into a note purchase agreement with certain institutional investors, pursuant to which the company sold an aggregate principal amount of $55,000 of its 5.83% Senior Notes, Series R (“Series R Notes”). The Series R Notes are unsecured obligations of SJWC and are due on November 1, 2055. Interest is payable semi-annually in arrears on May 1st and November 1st of each year, commencing May 1, 2026.
CWC
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
On December 6, 2024, TWC issued a promissory note to CoBank under an existing master loan agreement for a principal amount of $20,000 at a fixed interest rate of 6.47%. This note is an unsecured obligation of TWC due on November 20, 2054. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year. In January 2025, TWC amended the existing master loan agreement to modify one of the financial covenants. All of the other terms and conditions remain the same.
On September 18, 2025, TWC issued a promissory note to a CoBank under an existing master loan agreement for a principal amount of $40,000 at a fixed interest rate of 6.68%. This note is an unsecured obligation of TWC due on September 1, 2055. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
MWC
MWC finances a portion of its capital improvement program through loans under state revolving fund programs, including the Safe Drinking Water Revolving Fund (“SDWSRF”). In 2024, MWC obtained MPUC approval to issue two First Mortgage Bonds through the Maine Municipal Bond Bank. The Series X Bond totaled $3,330, inclusive of $598 of principal forgiveness, resulting in a net loan of $2,732; the issuance was approved on August 22, 2024 and completed on October 1, 2024. The Series Y Bond totaled $3,596, inclusive of $1,258 of principal forgiveness, resulting in a net loan of $2,337; the issuance was approved on August 22, 2024 and completed on November 1, 2024. Each bond constitutes an unsecured obligation of MWC, with the Series X Bond maturing on April 1, 2044 and the Series Y Bond maturing on April 1, 2054, and each bears a fixed interest rate of 1%. Interest is payable semi-annually in arrears on April 1 and October 1, commencing April 1, 2025.
On December 6, 2024, MWC issued a promissory note to CoBank under an existing master loan agreement for a principal amount of $15,000 at a fixed interest rate of 6.47%. This note is an unsecured obligation of MWC due on November 20, 2054. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
On May 23, 2025, MWC submitted an application with the MPUC seeking approval to issue unsecured notes in an amount up to $25,000. The MPUC granted approval on June 17, 2025. On July 10, 2025, MWC issued a promissory note to CoBank under an existing master loan agreement for a principal amount of $25,000 at a fixed interest rate of 6.70%. The note is an unsecured obligation of MWC due on July 20, 2055. Interest is payable quarterly in arrears on the 20th day of January, April, July and October of each year.
Financial Covenants
The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in outstanding notes becoming immediately due and payable. As of December 31, 2025, H2O America and its subsidiaries were in compliance with all covenants related to its long-term debt agreements.

Note 7.Income Taxes
The components of income tax expense were:

	2025	2024	2023
Current:
Federal	$5,276	(1,828)	10,185
State	1,896	443	4,281
Deferred:
Federal	5,360	11,063	(8,871)
State	(177)	(708)	361
	$12,355	8,970	5,956

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $114,933, $102,937 and $90,943 in 2025, 2024 and 2023, respectively:

	2025 (a)		2024	2023
Income tax at federal statutory rate	$24,136	21.0%	21,617	19,098
Increase (decrease) in taxes attributable to:
State and local income taxes, net of federal income tax effect (b)	1,326	1.2%	6,488	6,001
Tax credits	(208)	(0.2)%	—	—
Nontaxable or nondeductible items	543	0.5%	—	—
Changes in unrecognized tax benefits	331	0.3%	(1,053)	(4,330)
Property flow-through	—	—%	(14,793)	(9,045)
Pension flow-through	—	—%	(530)	(597)
Stock-based compensation	—	—%	192	(491)
Other adjustments:
Impact of rate regulation
Flow-through	(11,933)	(10.4)%	—	—
Reversal of excess deferred taxes recognized in regulatory liability	(1,517)	(1.3)%	(3,227)	(3,625)
Other items	(323)	(0.3)%	276	(1,055)
	$12,355	10.8%	8,970	5,956
(a)ASU 2023-09 “Improvements to Income Tax Disclosures” was adopted prospectively with the annual financial statements for the year ended December 31, 2025. Accordingly, the table above was updated for the year ended December 31, 2025 to present disclosures as per the new ASU.
(b)Majority of the tax expense reported in this category relates to California. State flow-through adjustments are included in this category for the year ended December 31, 2025.

The components of the net deferred tax liability as of December 31 were as follows:

	2025	2024
Deferred tax assets:
Advances and contributions	$28,183	26,744
Unamortized investment tax credit	1,141	1,061
Pensions, postretirement benefits and stock-based compensation	11,749	12,529
Debt premium, net	2,734	3,446
California franchise tax	257	503
Deferred revenue	—	—
Tax related regulatory liability	22,572	23,112
Other	9,560	6,337
Total deferred tax assets	76,196	73,732
Deferred tax liabilities:
Utility plant	304,002	277,085
Pension and postretirement	9,272	9,068
Deferred gain and other-property	608	608
Regulatory asset - business combinations debt premium, net	2,734	3,446
Intangibles	2,193	2,443
Deferred revenue	2,330	1,418
Tax related regulatory asset	57,503	50,728
Other	5,447	4,979
Total deferred tax liabilities	384,089	349,775
Net deferred tax liabilities	$307,893	276,043
Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that H2O America will realize the benefits of its deferred tax assets. Net operating loss carryforwards expire beginning in 2032 and ending in 2043. As of December 31, 2025, the estimated amount of net operating loss carryforwards available to offset future taxable income for Connecticut purposes is $20,739. The estimated state tax credit carryforwards are $907, which will expire beginning in 2028 and ending in 2049.
The change in the net deferred tax liabilities of $31,850 included non-cash items primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $4,094 and $3,707 as of December 31, 2025 and 2024, respectively. The amount of tax benefits, net of any federal benefits for state taxes that would impact the effective rate, if recognized, is approximately $3,514 and $3,150 as of December 31, 2025 and 2024, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at beginning of year	$3,707	4,511	9,004
Increase related to tax positions taken during the current year	663	658	231
Increase related to tax positions taken during a prior year	113	380	364
Reductions related to statute expiration	(389)	(1,701)	(1,191)
Reductions related to tax positions taken in a prior year	—	(141)	(3,897)
Balance at end of year	$4,094	3,707	4,511

The decrease in gross unrecognized tax benefits in 2023 was primarily due to the release of uncertain tax position reserve relating to repairs tax deductions. In April 2023, the IRS issued additional tax guidance that has allowed H2O America to revisit certain historical income tax reserves. Pursuant to the issuance of this guidance, which provided additional clarification regarding some of the uncertain tax areas, the company re-evaluated the risk relating to repair deductions. The result of the analysis led to a release of uncertain tax position reserve. The release relates to repairs expenditures which are more likely than not to be sustained on audit. The net release due to re-evaluation of the reserve was $3,125.
H2O America’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $283 as of December 31, 2025. H2O America has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2025 was a decrease to expense of $33.
H2O America files U.S. federal income tax returns and income tax returns in various states and is subject to ordinary statute of limitation of three years for federal and three or four years for different state returns. However, due to tax attribute carryforwards, H2O America is subject to examination for tax years 2012 forward for state returns of CTWS and its subsidiaries. The statute of limitations for H2O America returns is closed for these extended years and remains open for 2022 and forward for federal and 2021 or 2022 and forward for different states.

Income Taxes paid (net of refunds) for the year ending December 31, 2025 were as below:

2025
Federal	$2,000
State	1,238
Foreign	—
Total	$3,238

Income Taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

State:	2025
California	$400
Connecticut	521
Maine	*
Tennessee	219
Texas	*
Total	$1,140
*Jurisdiction below the threshold for the period presented

On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others phased in through tax year 2027. The legislation may be subject to further clarification and the issuance of interpretive guidance. The Company evaluated the impact of the OBBBA tax legislation for the year ended December 31, 2025, and the impact was not material to the provision for income taxes and deferred tax balances.

Note 8.Intangible Assets
Utility plant intangible assets consist of $28,386 of indefinite-lived water rights, $13,400 related to the purchase premium for customer relationships, and other intangibles of $9,897 as of December 31, 2025. Other intangibles primarily consist of $4,371 for service area expansions by TWC, $1,400 for customer relationships and $1,040 incurred in conjunction with Valley Water water contracts related to the operation of SJWC.
Amortization expense for the intangible assets was $1,095, $1,429 and $1,310 for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for 2026 through 2030 and thereafter is anticipated to be approximately $1,095 per year.

The components of intangible assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Utility Plant Intangible Assets:
Indefinite-lived water rights	$28,386	28,386
Purchase premium customer relationships	13,400	13,400
Other intangibles	9,897	9,818
Utility plant intangible assets	51,683	51,604
Less: Accumulated amortization
Purchase premium customer relationships	5,561	4,667
Other intangibles	5,059	4,858
Utility plant net intangible assets	$41,063	42,079

Note 9.Commitments
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2025, 2024 and 2023, SJWC purchased from Valley Water 15.9 billion gallons ($120,322), 17.0 billion gallons ($117,698) and 18.3 billion gallons ($111,173), respectively, of contract water. On June 12, 2024, the Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 23% through June 30, 2025. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 18.9 billion gallons ($148,795) of water at the current contract water rate of $7.872 million per billion gallons for the year ending December 31, 2026. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available.
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
CWC is able, but under no obligation, to purchase up to one million gallons of water per day from RWA, at the then-current wholesale rates per the agreement, $3.3 million per billion gallons as of December 31, 2025. CWC has an agreement with The MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. CWC agrees to purchase 0.28 billion gallons of water annually from MDC. The rate charged by the MDC at December 31, 2025 was $3.91 per hundred cubic feet.
TWC has multiple long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050, respectively. The agreements, which are take-or-pay contracts, provide TWC with 7,602 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give TWC a 60-day written notice on the proposed adjustment. TWC also has treated water supply agreements with the Lower Colorado River Authority and West Travis County Public Utility Agency expiring in 2059 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
MWC had an agreement with the Kennebec Water District for potable water service. The agreement had previously been in place for 20 years prior to being renewed on November 7, 2020. The renewal contained an initial term of five years and the ability to renew for up to up to 20 years at Kennebec Water District’s option. In November 2025, the agreement was terminated and MWC transitioned from the previously negotiated rate to a standard tariff rate. MWC guarantees a minimum consumption of 0.05 billion gallons of water annually. Through November 2025, water sales to MWC were billed at a wholesale discount of $0.20 per hundred cubic feet of water below Kennebec Water District's tariffed rates. The current tariff rate was $1.51 per hundred cubic feet as of December 31, 2025.

As of December 31, 2025, SJWC had 396 employees, of whom 242 were members of unions. In the final quarter of 2025, SJWC executed three-year bargaining agreements with the International Union of Operating Engineers (“OE”), representing certain employees in the engineering department, and the Utility Workers of America (“UWUA”), representing the majority of all nonadministrative employees at SJWC covering the period from January 1, 2026 through December 31, 2028. The agreements include a 3% wage increase provided in 2026, 3% in 2027 and 4.0% in 2028 for the union employees.

Note 10.Contingencies
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
SJWC and CWC are plaintiffs in a lawsuit against manufacturers and/or sellers of PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of Multi-District Litigation (“MDL”), that commenced on December 7, 2018, in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
On February 8, 2024, the MDL court approved settlements involving defendants The Chemours Company, Corteva, Inc., and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, including SJWC and CWC. On March 29, 2024, the MDL court approved a similar settlement involving defendant 3M Company. On November 22, 2024, the MDL court approved settlements involving defendants Tyco Fire Products LP, and BASF Corporation. H2O America is entitled to a portion of the settlements and is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS defendants for potential impacts to the various claims that these utility subsidiaries have asserted.
For the year ended December 31, 2025, the Company received cash proceeds of $25.1 million, in connection with legal settlements with 3M Company and DuPont de Nemours, Inc. related to PFAS contamination. The proceeds were allocated as follows: SJWC received $17 million; CWC received $7.6 million; and MWC received $0.5 million, which includes $0.3 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred, or to be incurred, to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company in the subsequent eight years, pursuant to the terms of the settlement agreement. In addition, the Company is party to class action settlements with Tyco Fire Products LP and BASF Corporation.
H2O America is monitoring and evaluating the ongoing litigation and settlement activity with the PFAS defendants for potential impacts to the various claims that these utility subsidiaries have asserted. However, the amount of any additional proceeds is not estimable as of the date of this filing.

Note 11.Benefit Plans
Pension Plans
H2O America maintains noncontributory defined benefit pension plans for its eligible employees. SJWC employees hired before March 31, 2008 and CWC and MWC employees hired before January 1, 2009 are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Effective January 1, 2023, TWC employees became eligible to participate under SJWC’s cash balance plan. Interest is credited based on the annual yield on 30-year Treasury bonds as of October for the preceding plan year with a minimum annual rate of 3.25% and a maximum annual rate of 6.00%. For the year ended December 31, 2025, the interest credits assumption was 4.25%. Certain employees hired before March 1, 2012, and covered by a plan merged into the CWC plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009 are entitled to an additional 3.0% of eligible compensation to their company sponsored savings plan. H2O America does not have multi-employer plans.
The pension plans are administered by their respective committees which oversee plan governance and are responsible for establishing investment objectives, policies, and guidelines to achieve the goals of income generation and long-term capital preservation. H2O America engages third-party investment professionals to assist with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Effective in 2025, the pension plan committees appointed a discretionary investment manager that qualifies as an “investment manager” under Section 3(38) of the employee retirement income security act of 1974. Under this arrangement, the investment manager has discretionary authority to make investment decisions and to select, appoint, monitor, and terminate underlying investment managers within the parameters established by the pension plans’ investment policies. The pension plan committees retain oversight responsibility and continue to monitor the performance of the investment manager, including reviews of investment results and compliance with the plans’ investment guidelines. Investment managers are not permitted to invest outside of the asset class or strategy authorized under those guidelines. The committees ensure that the plans establish a target mix that is expected to achieve its investment objectives by assuring a broad diversification of investment assets among investment types, while minimizing volatility of the target asset mix, unless market conditions make such a change appropriate to reduce risk. The pension plans require a minimum portion of plan assets to be allocated to fixed income securities and provide guidelines and restrictions on equity investments for the assets.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants for actuarial expense calculation purposes.
Generally, it is expected of the investment managers that the performance of the assets held in the pension plans, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle. The expected long-term rate of return on the pension plan assets is between 6.50% and 6.75% for the year ended December 31, 2025.
H2O America calculates the market-related value of defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits,” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Certain senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CWC are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts (collectively, “SERP”). SJWC’s senior management hired on or after March 31, 2008 are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan (“Cash Balance Executive Supplemental Retirement Plan”). Both of the plans are non-qualified plans in which only senior management and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The SERP and Cash Balance Executive Supplemental Retirement Plan had a projected benefit obligation of $43,644 and $40,328 as of December 31, 2025 and 2024, respectively, and net periodic pension cost of $3,212, $3,879 and $3,257 for 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, the amounts not recognized as a component of net periodic benefit cost was $(493), $169, and $314, respectively, recorded as other comprehensive income on the consolidated financial statements. SJWC’s non-qualified deferred compensation plans (“NQDCs”) are unfunded. By contrast, CWC’s non-qualified deferred compensation plans are funded, including SERP, through investments consisting primarily of life insurance contracts and assets are held in a Rabbi Trust. As of December 31, 2025 and 2024, total investments made to fund CWC’s SERP were $7,887 and $7,336, respectively, which is included in “Investments” in H2O America’s Consolidated Balance Sheets. The life insurance contracts are valued at cash surrender value of the policies as reported by the insurer. As of December 31, 2025 and 2024, the value of the life insurance contracts was $4,852 and $4,294, respectively.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CWC’s SERP by major categories as of December 31, 2025 and 2024:

		Fair Value Measurements at December 31, 2025
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$354	354	—	—
Mutual funds	1,844	1,844	—	—
Fixed income	593	593	—	—
Total	$2,791	2,791	—	—

		Fair Value Measurements at December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$28	28	—	—
Mutual funds	2,062	2,062	—	—
Fixed income	722	722	—	—
Total	$2,812	2,812	—	—
Other Postretirement Benefits
In addition to providing pension and savings benefits, the company also provides health care and life insurance benefits for eligible retired employees under the respective employer-sponsored postretirement benefits other than pension plans. The benefits are paid by the company and not from plan assets due to limitations imposed by Internal Revenue Service.
Flexible Spending Plan
H2O America sponsors flexible spending account plans for its employees for the purpose of providing eligible employees with the opportunity to choose from among the fringe benefits available under the plans. The flexible spending plan is intended to qualify as a cafeteria plan under the provisions of the Internal Revenue Code Section 125. The flexible spending plan allows employees to save pre-tax income in a Health Care Spending Account (“HCSA”) and/or a Dependent Care Spending Account (“DCSA”) to help defray the cost of out-of-pocket medical and dependent care expenses. The annual maximum limit under the HCSA and DCSA plans is $3.3 and $5, respectively.
Savings Plans for Employees
H2O America also sponsors salary deferral plans which are defined contribution plans that allow employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. H2O America contributions were $4,928, $4,221 and $3,902 in 2025, 2024 and 2023, respectively. All of the company’s contributions are invested at the direction of the employees in funds offered under the plans.
Special Deferral Election Plans and Deferral Election Program
H2O America maintains a special deferral election plan and a deferred compensation plan and agreements for senior management and a deferral election program for non-employee directors allowing for the deferral of a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Senior management and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. CWC’s deferred compensation plan allows the company to make discretionary contributions. Senior management and non-employee directors had deferred $8,767 and $8,216 under the plans as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $6,552 and $6,276, respectively, of the total amount deferred is related to CWC agreements.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following assumptions:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
	%	%	%	%	%	%
Discount rate	5.55 - 5.63	4.99 - 5.03	4.95 - 5.24	5.48 - 5.58	4.95 - 5.01	4.96 - 5.21
Expected return on plan assets	6.50, 6.75	6.25, 6.75	6.00, 6.75	4.20, 6.50	4.20, 6.25	4.20, 6.00
Rate of compensation increase	4.50, 5.00	4.50, 5.00	4.50, 5.00	N/A	N/A	N/A
The expected rate of return on plan assets was determined based on a review of historical returns, for the pension plans and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class. These expected future returns were then blended based on the pension plans’ target asset allocations.

Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following assumptions as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	%	%	%	%
Discount rate	5.35 - 5.54	5.55 - 5.63	5.11 - 5.43	5.48 - 5.58
Rate of compensation increase	4.50 - 5.00	4.50 - 5.00	N/A	N/A
H2O America utilized each plan’s projected benefit stream in conjunction with the FTSE Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.
H2O America has adopted MP-2021, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.
For other postretirement benefits, the assumed healthcare cost trend rate for 2025 is 8.00%, grading down gradually to 4.50% by 2033.
Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost
Service cost	$6,571	6,662	7,569	$624	665	638
Interest cost	15,600	14,451	14,234	1,351	1,181	1,268
Expected return on assets	(19,777)	(17,852)	(15,440)	(1,179)	(1,068)	(860)
Amortization of prior service cost	15	15	15	—	—	—
Amortization of actuarial (gain) loss	(1,801)	(71)	2,210	(856)	(643)	(350)
Recognition of significant event	—	—	—	—	—	—
Net periodic benefit cost	$608	3,205	8,588	$(60)	135	696

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of the defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$287,044	297,834	$25,080	24,264
Service cost	6,571	6,662	624	665
Interest cost	15,600	14,451	1,351	1,181
Actuarial loss (gain)	4,860	(14,816)	(2,332)	(146)
Implicit rate subsidy	—	—	(109)	(336)
Plan participants contributions	—	—	149	183
Administrative expenses paid	(101)	(146)	—	—
Benefits paid and settlements	(20,832)	(16,941)	(1,042)	(731)
Benefit obligation at end of year	$293,142	287,044	$23,721	25,080
Change in plan assets
Fair value of assets at beginning of year	$307,947	285,504	$23,225	21,207
Actual return on plan assets	30,763	31,523	2,562	2,879
Employer contributions	5,675	8,007	7	7
Plan participants contributions	—	—	149	183
Administrative expenses paid	(101)	(146)	(48)	(71)
Benefits paid and settlements	(20,832)	(16,941)	(987)	(980)
Fair value of plan assets at end of year	323,452	307,947	24,908	23,225
Funded status at end of year	$30,310	20,903	$1,187	(1,855)
For the year ended December 31, 2025, the net actuarial loss on the benefit obligation was related primarily to a loss from changes in the discount rate of $4,219 and a $873 gain from pension data changes. For the year ended December 31, 2024, the net actuarial gain on the benefit obligation was related primarily to a gain from changes of discount rate of $21,129 and a $6,005 loss from pension data changes.
The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Noncurrent assets	$73,954	61,231	$7,013	5,191
Current liabilities	(2,958)	(2,308)	(129)	(146)
Noncurrent liabilities	(40,686)	(38,020)	(5,697)	(6,900)
	$30,310	20,903	$1,187	(1,855)
As of December 31, 2025 and 2024, the accumulated benefit obligation of the defined benefit pension plans was $269,908 and $263,607, respectively.

The following table provides selected information about plans with projected benefit obligation and accumulated benefit obligation in excess of plan assets as of December 31:

	2025	2024
Pension Benefits:
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$43,644	40,328
Fair value of plan assets	—	—
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	40,890	38,053
Fair value of plan assets	—	—
Other Postretirement Benefits:
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	15,874	16,891
Fair value of plan assets	10,047	9,844
H2O America recognizes regulatory assets and liabilities that represent actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain of its pension and other postretirement benefit plans, in accordance with ASC Topic 980. H2O America had no recorded regulatory assets as of December 31, 2025, and $3,177 as of December 31, 2024. Regulatory liabilities were $32,996 and $27,872 as of December 31, 2025 and 2024, respectively. As of December 31, 2024, the amount deferred in regulatory assets that has not yet been recognized as a component of net periodic benefit cost included a net loss of $3,150 and prior service cost of $27. As of December 31, 2025 and 2024, the amounts deferred in regulatory liabilities that have not yet been recognized as components of net periodic benefit cost include net gain of $32,996 and $27,872, respectively.
Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Fair value of assets at end of year:
Debt securities	$169,758	116,987	$8,656	5,368
	52%	38%	36%	23%
Equity securities	146,967	179,103	15,716	16,737
	45%	58%	63%	72%
Cash and equivalents	6,727	11,857	536	1,120
	2%	4%	2%	5%
Total	$323,452	307,947	$24,908	23,225

The following tables summarize the fair values of plan assets by major categories as of December 31, 2025 and 2024:

		Fair Value Measurements at December 31, 2025
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$7,263	7,263	—	—
Equity securities (a)	162,683	162,683	—	—
Fixed Income (b)	178,414	171,622	6,792	—
Total	$348,360	341,568	6,792	—
___________________________________
(a)Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.
(b)Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance.

		Fair Value Measurements at December 31, 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12,977	12,977	—	—
Equity securities	195,840	195,840	—	—
Fixed Income	122,355	46,549	75,806	—
Total	$331,172	255,366	75,806	—
In 2026, H2O America expects to make required and discretionary cash contributions of up to $7,682 to the pension plans and other postretirement benefit plans.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plans	Other Postretirement Benefit Plans
2026	$19,103	$1,578
2027	20,009	1,659
2028	20,148	1,667
2029	20,855	1,675
2030	21,449	1,693
2031 - 2035	116,122	9,023

Note 12.Equity Plans
Common Stock
H2O America’s long-term incentive plans provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in H2O America. H2O America also maintains stock plans in connection with its acquisition of CTWS which are no longer granting new stock awards. In addition, shares are issued to employees under H2O America’s employee stock purchase plan.
On April 26, 2023, H2O America adopted the successor plans, the 2023 Long-Term Incentive Plan and the 2023 Employee Stock Purchase Plan, to replace the Amended and Restated Long-Term Incentive Plan (the “Predecessor Incentive Plan”) and the 2014 Employee Stock Purchase Plan (the “Predecessor ESPP”), respectively. The Predecessor Incentive Plan terminated on April 23, 2023 and the Predecessor ESPP terminated on July 31, 2023. Each outstanding award under the Predecessor Incentive Plan will remain outstanding under the Predecessor Incentive Plan and shall be governed solely by the terms of the documents evidencing such awards. The 2023 Long-Term Incentive Plan reserves a total of 1,142,000 shares of H2O America’s common stock for issuance to employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the H2O America and its subsidiaries. The 2023 Employee Stock Purchase Plan reserves for a total of 500,000 shares of H2O America’s common stock for issuance for eligible employees to purchase common stock at a discount through accumulated payroll deductions. Remaining reserves for both of the predecessor plans were terminated with the adoption of the successor plans.
A participant in the plans generally may not receive plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the plans may be conditioned upon the attainment of specified Company performance goals. The types of awards included in the plans are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued to employees under the employee stock purchase plan (“ESPP”) that was approved by H2O America stockholders.
As of December 31, 2025, 2024 and 2023, 1,213,202, 1,142,770 and 1,080,759 shares have been issued pursuant to the plans, and 278,565, 191,177 and 150,704 shares are issuable upon the vesting of outstanding restricted stock units, performance-based stock units, and deferred restricted stock units for the years ended 2025, 2024 and 2023, respectively. The remaining shares available for issuance under the plans are 862,815 as of December 31, 2025. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income and proceeds from share-based compensation, which are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2025	2024	2023
Compensation costs charged to income:
ESPP	$360	557	378
Restricted stock and deferred restricted stock	6,084	5,066	4,269
Total compensation costs charged to income	$6,444	5,623	4,647
ESPP proceeds	$2,131	2,188	2,141
Restricted Stock and Deferred Restricted Stock
A summary of H2O America’s outstanding restricted and deferred restricted stock awards under the Plan as of December 31, 2025, and changes during the year ended December 31, 2025, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2025	191,177	$65.36
Granted	175,037	48.65
Issued	(70,611)	63.53
Forfeited	(17,038)	58.29
Outstanding as of December 31, 2025	278,565	$52.32
Shares vested as of December 31, 2025	30,162	$79.89
A summary of the status of H2O America’s nonvested restricted and deferred restricted stock awards under the plans as of December 31, 2025, and changes during the year ended December 31, 2025, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2025	159,156	$64.30
Granted	175,037	48.65
Vested	(76,725)	68.03
Forfeited	(9,065)	58.29
Nonvested as of December 31, 2025	248,403	$52.34
Total fair value of restricted stock awards for all plans that were vested for the years ended 2025, 2024 and 2023 were $1,478, $4,788 and $4,170, respectively. As of December 31, 2025, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $8,939. This cost is expected to be recognized over a weighted-average period of 1.14 years.
For the years ended December 31, 2025, 2024 and 2023, 29,413, 33,670 and 15,955, respectively, of performance-based and market-based restricted stock awards were issued upon the attainment of certain performance metrics and service-based vesting under the Plan. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards. As of December 31, 2025, 7,805 performance-based and market-based restricted stock awards vested and 28,598 remained outstanding.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of H2O America’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 500,000 shares of H2O America’s common stock have been reserved for issuance under the ESPP. The remaining shares available for issuance under the ESPP are 406,286 as of December 31, 2025.
For the year ended December 31, 2025, 2024 and 2023, a total of 50,861, 42,853 and 34,122 shares, respectively, were issued under the ESPP. The plan has no look-back provisions.

Note 13.Segment Reporting
H2O America’s single reportable segment provides water utility and utility-related services to its customers through H2O America’s subsidiaries, SJWC, CWC, TWC, MWC, and Acequia, which are aggregated and referred to as “Water Utility Services.” Water Utility Services’ activities are water utility operations with both regulated and non-tariffed businesses. Other business activities that do not comprise separately reportable segments primarily include SJWC’s City of Cupertino service concession arrangement operations, property management and investment activity conducted by H2O America Land Company and Chester Realty, Inc., contract water and sewer operations and other water-related services provided by NEWUS are referred to as “Other Services.”
H2O America’s operating segments have been determined based on information used by the chief operating decision maker. H2O America’s chief operating decision makers (“CODM”) include the Chair and Chief Executive Officer; the Chief Financial Officer and Treasurer; the President and Chief Operating Officer; the President of Shared Services and Senior Vice President and Chief Administrative Officer; and the Vice President and General Counsel. However, ultimate decision-making authority rests with the Chair and Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis that is accompanied by certain disaggregated information about operating revenue, expenses, net income, and total assets. The CODM uses the net income to assess the financial performance of the segments and allocate resources (including employees, financial, or capital resources) in the budgeting and forecasting process.
Previously, H2O America presented a separate reportable segment for Real Estate Services and also presented a disaggregation of regulated and non-tariffed activities within the Water Utility Services reportable segment. Considering the sale of the Tennessee properties, as discussed in Note 2, which were part of the Real Estate Services segment, management has updated its segment presentation and has recast the prior periods presented to conform with the current period presentation. Under the current presentation, the activities of Water Utility Services previously presented as “non-tariffed” are generally presented as “Other Services” along with the real estate activity. Certain allocated assets, such as goodwill, revenue and expenses have been included in the reportable segment amounts. Certain corporate costs and expenses are not allocated to Water Utility Services or Other Services and are shown separately to reconcile to the applicable consolidated amounts.

	For the year ended December 31, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$787,099	13,491	—	800,590

Less:
Production expenses	305,460	5,701	—	311,161
Administrative and general	119,665	1,306	5,027	125,998
Maintenance	30,124	2,771	—	32,895
Property taxes and other non-income taxes	37,521	47	118	37,686
Depreciation and amortization	114,286	121	916	115,323
Interest on long-term debt and other interest expense	51,463	—	21,112	72,575
Provision (benefit) for income taxes	19,928	1,371	(8,944)	12,355
Other (3)	(6,531)	(587)	(2,863)	(9,981)
Net income (loss)	$115,183	2,761	(15,366)	102,578

Capital expenditures	$519,753	—	—	519,753

	For the year ended December 31, 2024
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$732,580	15,859	—	748,439

Less:
Production expenses	286,763	5,259	—	292,022
Administrative and general	97,420	2,632	5,778	105,830
Maintenance	29,249	2,052	—	31,301
Property taxes and other non-income taxes	35,223	317	388	35,928
Depreciation and amortization	111,709	253	893	112,855
Interest on long-term debt and other interest expense	47,485	521	23,384	71,390
Provision (benefit) for income taxes	17,134	1,569	(9,733)	8,970
Other (3)	(920)	191	(3,095)	(3,824)
Net income (loss)	$108,517	3,065	(17,615)	93,967

Capital expenditures	$377,208	29	—	377,237

	For the year ended December 31, 2023
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
Operating revenue	$652,045	18,318	—	670,363

Less:
Production expenses	251,898	4,302	—	256,200
Administrative and general	93,255	2,777	2,624	98,656
Maintenance	23,972	1,757	—	25,729
Property taxes and other non-income taxes	33,469	926	80	34,475
Depreciation and amortization	104,329	646	893	105,868
Interest on long-term debt and other interest expense	42,743	329	23,072	66,144
Provision (benefit) for income taxes	11,293	2,213	(7,550)	5,956
Other (3)	(4,279)	(121)	(3,252)	(7,652)
Net income (loss)	$95,365	5,489	(15,867)	84,987

Capital expenditures	$288,627	24,244	—	312,871
___________________________________
(1)    The “Other Services” category includes the accounts of H2O America Land Co, Chester Reality, Inc., SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, and NEWUS, on a stand-alone basis.
(2)    The “Unallocated Corporate” category includes the accounts of H2O America, H2O America NE LLC, H2O America TX Holdings, Inc., CTWS, NWU on a stand-alone basis.
(3)    Primarily comprised of pension non-service credit (cost) and items of miscellaneous non-operating income (expense).

H2O America’s assets for the Water Utility Services reportable segment and all other are as follows as of December 31:

	2025	2024
Water Utility Services (reportable segment)	$5,054,235	4,567,182
Other Services	26,707	25,053
Unallocated Corporate	68,624	66,074
Total assets	$5,149,566	4,658,309

Note 14.Acquisitions
Quadvest acquisition
On July 7, 2025, the Company, through its indirect subsidiary, TWC, entered into an asset purchase agreement (the “Regulated Business APA”)”, with Quadvest, L.P. (“Quadvest Retail”) and the Company, as guarantor, pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Retail has agreed to sell, and TWC has agreed to acquire, substantially all of the assets of Quadvest L.P. related to the operation of Quadvest L.P.’s water and sewer utility business at a purchase price consisting of a base amount of $483,600, with certain adjustments based on capital expenditures (the “Regulated Business Transaction”). The Regulated Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Regulated Business APA, including satisfaction of the closing conditions with respect to the Wholesale Business Transaction described below.
Concurrently on July 7, 2025, the Company, its indirect subsidiaries, TWOS and TWC (together with the Company and TWOS, the “Purchasers”), entered into another asset purchase agreement (the “Wholesale Business APA”), with Quadvest Retail and its affiliate, Quadvest Wholesale, LLC, (“Quadvest Wholesale”) pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Wholesale has agreed to sell, and TWOS has agreed to acquire substantially all of the assets of Quadvest Wholesale related to the operation of Quadvest Wholesale’s wholesale water and sewer business at a purchase price consisting of a base amount of $56,400, with certain adjustments based on capital expenditures (the “Wholesale Business

Transaction”). The Wholesale Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Wholesale Business APA, including the simultaneous closing of the Regulated Business Transaction described above.
On July 9, 2025, TWC filed a request with the PUCT to use FMV to support its acquisition of Quadvest Retail. On August 7, 2025, the PUCT appointed three appraisers to determine the FMV. In December 2025, TWC received the appraised FMV from the PUCT-appointed appraisers for the assets of Quadvest Retail. In accordance with Texas’ FMV statute, the purchase price of $483.6 million will serve as the ratemaking rate base. TWC filed its STM application with the PUCT in January 2026.

Note 15.Subsequent Event
None.

FINANCIAL STATEMENT SCHEDULE
Schedule I
H2O America (Parent Only)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Investments in subsidiaries	$2,037,519	1,877,922

Current assets:
Cash and cash equivalents	175	1,306
Intercompany receivables	6,680	1,473
Intercompany notes receivable	102,780	74,119
Other current assets	4,372	1,177
Total current assets	114,007	78,075
Other assets
Other	287	222
Total other assets	287	222
Total assets	$2,151,813	1,956,219

Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2025 and 2024; issued and outstanding 36,118,242 shares in 2025 and 33,629,169 shares in 2024	$36	34
Additional paid-in capital	958,188	827,796
Retained earnings	581,080	537,184
Accumulated other comprehensive income	1,467	1,960
Total stockholders’ equity	1,540,771	1,366,974
Long-term debt, less current portion	557,832	557,430
Total capitalization	2,098,603	1,924,404
Current liabilities:
Line of credit	11,000	3,000
Intercompany payables	—	2,210
Intercompany notes payable	966	—
Accounts payable	3,274	1,588
Accrued interest	3,258	3,224
Income tax payable	31,661	16,871
Other current liabilities	408	765
Total current liabilities	50,567	27,658
Deferred income taxes	815	2,488
Other noncurrent liabilities	1,828	1,669
Total capitalization and liabilities	$2,151,813	1,956,219

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
H2O America (Parent Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands)

	2025	2024	2023
Operating revenue	$—	—	—
Operating expense:
Administrative and general	4,664	5,568	2,239
Property taxes and other non-income taxes	118	388	80
Total operating expense	4,782	5,956	2,319
Operating loss	(4,782)	(5,956)	(2,319)
Other (expense) income:
Interest on long-term debt and other interest expense	(17,862)	(18,022)	(17,692)
Interest income on intercompany notes receivable	6,292	6,756	3,862
Other, net	(4,613)	(3,456)	1,034
Loss before income taxes and equity earnings from subsidiaries	(20,965)	(20,678)	(15,115)
Income tax benefit	(6,015)	(5,727)	(4,294)
Equity earnings from subsidiaries, net of taxes	117,528	108,918	95,808
H2O America net income	102,578	93,967	84,987
Other comprehensive income, net	(493)	169	314
H2O America comprehensive income	$102,085	94,136	85,301

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
H2O America (Parent Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2025	2024	2023
Operating activities:
Net income	$102,578	93,967	84,987
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from investment in subsidiaries	(117,666)	(108,918)	(95,808)
Deferred income taxes	(1,644)	(618)	718
Stock-based compensation	842	687	696
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts payable and other current liabilities	1,329	1,724	281
Intercompany receivables	(18,387)	(652)	(6,018)
Tax payable and other accrued taxes	14,761	452	1,550
Accrued interest	34	(31)	47
Return on capital from investments in subsidiaries	59,400	90,600	50,550
Proceeds from litigation settlement, net	—	—	—
Other changes, net	(2,677)	532	607
Net cash provided by operating activities	38,570	77,743	37,610
Investing activities:
Proceeds to subsidiaries for notes receivable	(237,246)	(173,374)	(148,392)
Repayments from subsidiaries for notes receivable	208,585	169,001	91,740
Investments in subsidiaries	(84,037)	(97,000)	(25,500)
Net cash used in investing activities	(112,698)	(101,373)	(82,152)
Financing activities:
Borrowings from subsidiaries for notes payable	1,121	27,098	700
Repayments to subsidiaries for notes payable	(155)	(28,824)	(3,140)
Borrowings from lines of credit	133,000	35,000	10,000
Repayments of lines of credit	(125,000)	(42,000)	—
Issuance of common stock, net of issuance costs	122,808	85,008	80,659
Proceeds from litigation settlement, net	—	—	—
Debt issuance costs	(132)	(82)	(46)
Dividends paid	(58,645)	(52,132)	(47,905)
Net cash provided (used in) by financing activities	72,997	24,068	40,268
Net change in cash and cash equivalents	(1,131)	438	(4,274)
Cash and cash equivalents, beginning of year	1,306	868	5,142
Cash and cash equivalents, end of year	$175	1,306	868
Cash paid (refunded) during the year for:
Interest	$17,713	17,919	17,465
Income taxes	$(9,676)	—	(4,870)
Supplemental disclosure of non-cash activities:
Share-based compensation from investment in subsidiaries	$6,707	5,879	3,778

See Accompanying Notes to Schedule I

FINANCIAL STATEMENT SCHEDULE
Schedule I
H2O America (Parent Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Years ended December 31, 2025, 2024 and 2023
(Dollars in thousands, except share and per share data)

Financing Activities
See Note 5, “Lines of Credit” and Note 6, “Long-term Debt” for additional information on H2O America’s revolving credit facility and outstanding debt.
The following is a table of the H2O America’s schedule of principal payments on long-term debt:

Year
2026	$—
2027	—
2028	—
2029	310,000
2030	50,000
Thereafter	200,000
Restrictions on Dividends and Other Distributions
H2O America is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, H2O America’s principal sources of funds are dividends or other distributions from its operating subsidiaries, borrowings and the issuance of equity. The rights of H2O America and, consequently, its creditors and shareholders, to participate in any distribution of assets of any of its subsidiaries are subject to certain prior claims of creditors of such subsidiary.
The abilities of certain of H2O America’s subsidiaries to transfer funds to H2O America in the form of cash dividends, loans or advances are subject to certain contractual and regulatory restrictions. H2O America and its subsidiaries are subject to debt covenants that could limit their respective abilities to pay dividends. For a discussion on these covenants, see Note 6, “Long-term Debt” to H2O America and Subsidiaries Notes to Consolidated Financial Statements. In addition, CTWS and its regulated subsidiaries are prohibited from paying dividends if not in compliance with minimum equity requirements under commitments made by H2O America as part of the approval granted by the PURA and the Maine Public Utilities Commission in connection with the acquisition of CTWS.
As of December 31, 2025, the restricted net assets of H2O America’s subsidiaries were approximately $501,724 or 33% of consolidated net assets of H2O America.

H2O America and Subsidiaries
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2025, 2024 and 2023
(in thousands)

Description	2025	2024	2023
Allowance for doubtful accounts:
Balance, beginning of period	$1,172	6,551	5,753
(Credited) charged to expense	3,636	(1,338)	3,594
(Credited) charged to regulatory asset	—	(3,960)	1,628
Accounts written off	(5,179)	(3,874)	(5,479)
Recoveries of accounts written off	1,093	3,793	1,055
Balance, end of period	$722	1,172	6,551
Reserve for litigation and claims:
Balance, beginning of period	$615	1,888	1,768
Charged to expense	97	206	971
Revision to accrual, due to settlements	114	(39)	(166)
Payments	(411)	(1,440)	(685)
Balance, end of period	$415	615	1,888

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
Management’s Report on Internal Control over Financial Reporting
H2O America’s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has utilized the criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of internal control over financial reporting.

H2O America’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Based on this assessment, management has concluded H2O America’s internal control over financial reporting as of December 31, 2025 was effective.
Our independent registered public accounting firm, DELOITTE & TOUCHE LLP (PCAOB ID No. 34), has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of H2O America.

Item 9B.Other Information
H2O America intends to post information about the operating and financial performance of H2O America and its subsidiaries on its website www.h2o-america.com from time to time. The content of H2O America’s website is not incorporated by reference to or part of this report.
a.There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2025 but was not reported.
b.In the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Appointment of New Director
On February 25, 2026, the Board of Directors (the “Board”) of H2O America increased the size of the Board from nine to ten directors, effective as of March 1, 2026, and upon the recommendation of the Nominating and Governance Committee of the Board, appointed Nick O. Rowe to serve as a member of the Board, effective March 1, 2026. In connection with his appointment, the Board also appointed Mr. Rowe to serve as a member of each of the Board’s Sustainability Committee and Finance Committee.

Mr. Rowe is President of N.O.R. Solutions LLC, a leadership coaching and training firm. He previously served as Senior Vice President of American Water Works Company, Inc., where he was employed from September 1987 until his retirement in May 2022.

In connection with his service as a non-employee director, Mr. Rowe will receive compensation and participate in the Company’s Second Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members implemented under the Company’s 2023 Long-Term Incentive Plan, as described in the Company’s form 10-K filed with the Securities and Exchange Commission on February 28, 2025.

In addition, the Company has entered into a director and officer indemnification agreement with Mr. Rowe in the form attached as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 15, 2016.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1, of this report, and in H2O America’s Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) under the captions “PROPOSAL 1 ELECTION OF DIRECTORS,” and is incorporated herein by reference.
Insider Trading Policy
We have adopted the Insider Trading Policy of H2O America and its subsidiaries, which governs, among other things, the purchase, sale and/or other disposition of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq Global Market listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.Executive Compensation
The information required by this item is contained in the 2026 Proxy Statement under the captions “Compensation of Directors,” “EXECUTIVE COMPENSATION AND RELATED INFORMATION,” “Compensation Committee Interlocks and Insider Participation,” and “COMMITTEE REPORTS” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2026 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “Director Independence” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is contained in the 2026 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of SJW Group, dated May 5, 2025. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 7, 2025.

3.2	Amended and Restated Bylaws of H2O America. Incorporated by reference to Exhibit 3.2 to Form 10-Q filed on July 28, 2025.

4.1	Instruments Defining the Rights of Security Holders, including Indentures: H2O America hereby agrees to furnish upon request to the Commission a copy of each such instrument defining the rights of holders of unregistered senior and subordinated debt of H2O America.

4.2	Indenture dated as of June 1, 2010 between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2010.

4.3	Indenture dated as of December 1, 2016, by and between California Pollution Control Financing Authority and The Bank of New York Mellon Trust Company, N.A. relating to the Bond. SJW Group agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation S-K 601(b)(4)(iii).

4.4
Description of H2O America’s capital stock registered under section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended December 31, 2024..

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

10.14	Second Amendment to the San Jose Water Company Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 9, 2019. (2)

10.15	Third Amendment to the San Jose Water Company Executive Supplemental Retirement Plan effective January 1, 2026. (1) (2).

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

10.23	Seventh Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective January 1, 2026. (1)(2)

10.24	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.25	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.26	Second Amendment to the SJW Group Long-Term Incentive Plan dated October 28, 2020. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2020. (2)

10.27	Third Amendment to the SJW Group Long-Term Incentive Plan dated January 28, 2021. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2020. (2)

10.28
Employment Agreement of Mr. Eric W. Thornburg dated September 26, 2017, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Initial Time-Based Grant), Exhibit B (Form of Restricted Stock Issuance Agreement - Special Time-Based Grant), and Exhibit C (Form of Confidential Settlement Agreement and Release). Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.29
First Amendment dated December 31, 2019, to the Employment Agreement of Eric W. Thornburg dated September 26, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2020. (2)

10.30
Amended and Restated H2O America Executive Officer Short-Term Incentive Plan, effective October 24, 2025. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2025.

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

10.36
SJW Group Deferral Election Program for Non-Employee Board Members as amended and restated effective February 26, 2025. Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2024. (2)

10.37	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.38	Form of SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended December 31, 2024. (2)

10.39	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.40	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 2024. (2)

10.41	Form of H2O America Restricted Stock Unit Issuance Agreement - Customer Affordability (1)(2)

10.42	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.43	Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. Incorporated by reference to Exhibit 10.21 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 1989. (2)

10.44
Amended and Restated Supplemental Executive Retirement Agreement dated January 24, 2008 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.73 to Form 10-K for the year ended December 31, 2020 (2)

10.45
Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019. (2)

10.46
Amendment to the Amended and Restated Supplemental Executive Retirement Agreement effective as of November 1, 2019 between Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.77 to Form 10-K for the year ended December 31, 2019. (2)

10.47
Grantor Trust Agreement dated May 1, 2017, between Connecticut Water Service, Inc. and Matrix Trust Company. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2019. (2)

10.48
Deferred Compensation Agreement dated December 8, 2011 between The Connecticut Water Company and Eric W. Thornburg. Incorporated by reference to Exhibit 10.78 to Form 10-K for the year ended December 31, 2020. (2)

10.49
Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.80 to Form 10-K for the year ended December 31, 2019. (2)

10.50
First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 1, 2011, among Kristen A. Johnson and The Connecticut Water Company. Incorporated by reference to Exhibit 10.82 to Form 10-K for the year ended December 31, 2019. (2)

10.51
Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 20, 2016, between the Connecticut Water Company and Kristen A. Johnson. Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2019. (2)

10.52	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on December 16, 2016. (2)

10.53
First Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2019. (2)

10.54
Second Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference to Exhibit 10.90 to Form 10-K for the year ended December 31, 2019. (2)

10.55
Third Amendment, effective July 28, 2021, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2021. (2)

10.56
Amended and Restated Employment Agreement, dated December 30, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Kristen A. Johnson. Incorporated by reference to Exhibit 10.94 to Form 10-K for the year ended December 31, 2019. (2)

10.57
First Amendment to Amended and Restated Employment Agreement, dated March 8, 2013, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.17 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2012. (2)

10.58
Form of Second Amendment to Employment Agreement, dated April 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.2 to Connecticut Water Service, Inc.'s Form 8-K filed on April 3, 2014. (2)

10.59
Third Amendment to the Amended and Restated Employment Agreement, effective as of November 1, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.97 to Form 10-K for the year ended December 31, 2019. (2)

10.60	Amended and Restated Director Compensation and Expense Reimbursement Policies effective March 3, 2025. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2025.

10.61
Second Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members effective as of December 12, 2024. Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2024.

10.62
Employment Agreement, dated April 1, 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.85 to the Form 10-K filed on February 24, 2023. (2)

10.63
First Amendment to Employment Agreement, effective as of January 18, 2020, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.86 to the Form 10-K filed on February 24, 2023. (2)

10.64
Second Amendment to Employment Agreement, effective as of January 1, 2023, among The Connecticut Water Company, Connecticut Water Service, Inc. and Craig J. Patla. Incorporated by reference to Exhibit 10.87 to the Form 10-K filed on February 24, 2023. (2)

10.65	SJW Group 2023 Long-Term Incentive Plan. Incorporated by reference to Appendix I to the Proxy Statement filed on March 9, 2023. (2)

10.66	SJW Group 2023 Employee Stock Purchase Plan. Incorporated by reference to Appendix II to the Proxy Statement filed on March 9, 2023. (2)

10.67
Amended and Restated Credit Agreement, dated September 12, 2025, between H2O America, San Jose Water Company, SJWTX, Inc., The Connecticut Water Company, and The Maine Water Company, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 16, 2025.

10.68
Equity Distribution Agreement, dated October 29, 2024, by and among SJW Group, BofA Securities, Inc., J.P.Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Incorporated by reference to Exhibit 1.1 to Form 8-K dated October 30, 2024.

10.69	Asset Purchase Agreement, dated July 7, 2025, by and among Quadvest, L.P., SJWTX, Inc., and H2O America. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 8, 2025.

10.70
Asset Purchase Agreement, dated July 7, 2025, by and among Quadvest Wholesale, LLC, Quadvest, L.P., Texas Water Operation Services, LLC, SJWTX, Inc., and H2O America. Incorporated by reference to Exhibit 2.2 to Form 8-K filed on July 8, 2025.

19.1	H2O America Insider Trading Policy. (1)

21.1	Subsidiaries of H2O America. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

97.1	SJW Group Clawback Policy. Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended December 31, 2023. (2)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

H2O AMERICA

Date:	February 26, 2026	By	/s/ Andrew F. Walters
ANDREW F. WALTERS, Chief Executive Officer and Chair of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2026	By	/s/ Andrew F. Walters
ANDREW F. WALTERS, Chief Executive Officer and Chair of the Board (Principal executive officer)

Date:	February 26, 2026	By	/s/ Ann P. Kelly
ANN P. KELLY, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 26, 2026	By	/s/ Megan Mattern
MEGAN MATTERN, Chief Accounting Officer (Principal accounting officer)

Date:	February 26, 2026	By	/s/ Carl Guardino
CARL GUARDINO, Member, Board of Directors

Date:	February 26, 2026	By	/s/ Mary Ann Hanley
MARY ANN HANLEY, Member, Board of Directors

Date:	February 26, 2026	By	/s/ Heather Hunt
HEATHER HUNT, Member, Board of Directors

Date:	February 26, 2026	By	/s/ Rebecca A. Klein
REBECCA A. KLEIN, Member, Board of Directors

Date:	February 26, 2026	By	/s/ Denise L. Kruger

DENISE L. KRUGER, Member, Board of Directors

Date:	February 26, 2026	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 26, 2026	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 26, 2026	By	/s/ Carol P. Wallace
CAROL P. WALLACE, Member, Board of Directors