Form 10-Q
period 2026-03-31
H2O AMERICA
filed 2026-04-29
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of April 23, 2026, there were 41,840,247 shares of the registrant’s Common Stock outstanding.

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
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the risks associated with the proposed transactions with Quadvest, L.P., a Texas limited partnership and Quadvest Wholesale, LLC, a Texas limited liability company (together, “Quadvest”), including the risk of the proposed transactions not closing on the anticipated timeline, or at all, the ability to obtain required regulatory approvals, and the ability to successfully integrate Quadvest’s operations and realize the projected financial and other benefits of the proposed transactions;
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Operating revenue	$183,293	167,599
Operating expense:
Production expenses:
Purchased water	26,945	25,953
Power	4,272	3,483
Groundwater extraction charges	23,209	18,291
Other production expenses	11,998	11,240
Total production expenses	66,424	58,967
Administrative and general	29,807	27,760
Maintenance	8,376	7,499
Property taxes and other non-income taxes	8,954	9,195
Depreciation and amortization	32,306	28,282
Total operating expense	145,867	131,703
Operating income	37,426	35,896
Other (expense) income:
Interest on long-term debt and other interest expense	(18,838)	(18,272)
Pension non-service credit	1,939	1,603
Other, net	1,879	795
Income before income taxes	22,406	20,022
Provision for income taxes	3,393	3,471
Net income	19,013	16,551
Other comprehensive loss, net	—	—
Comprehensive income	$19,013	16,551

Earnings per share
—Basic	$0.50	0.49
—Diluted	$0.49	0.49
Dividends per share	$0.44	0.42
Weighted average shares outstanding
—Basic	37,931,742	33,778,792
—Diluted	38,549,353	33,868,565

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Utility plant:
Land	$44,498	44,600
Depreciable plant and equipment	4,785,471	4,688,644
Construction work in progress	257,175	269,272
Intangible assets	51,683	51,683
Total utility plant	5,138,827	5,054,199
Less: accumulated depreciation and amortization	1,140,243	1,120,232
Net utility plant	3,998,584	3,933,967

Nonutility properties	2,166	1,683
Less: accumulated depreciation and amortization	104	103
Net nonutility properties	2,062	1,580

Current assets:
Cash and cash equivalents	153,008	20,686
Accounts receivable:
Customers, net of allowances for credit losses of $748 and $722 on March 31, 2026 and December 31, 2025, respectively	62,069	62,471
Income tax	1,520	2,720
Other	11,263	7,710
Accrued unbilled revenue	65,189	68,971
Prepaid expenses	14,747	11,634
Current regulatory assets	7,848	8,315
Other current assets	7,770	8,086
Total current assets	323,414	190,593
Other assets:
Regulatory assets, less current portion	246,540	246,547
Investments	20,243	19,711
Postretirement benefit plans	82,493	80,967
Goodwill	640,311	640,311
Other	39,657	35,890
Total other assets	1,029,244	1,023,426
Total assets	$5,353,304	5,149,566

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 41,839,540 on March 31, 2026 and 36,118,242 on December 31, 2025	$42	36
Additional paid-in capital	1,248,402	958,188
Retained earnings	584,171	581,080
Accumulated other comprehensive income	1,467	1,467
Total stockholders’ equity	1,834,082	1,540,771
Long-term debt, less current portion	1,865,513	1,866,819
Total capitalization	3,699,595	3,407,590

Current liabilities:
Lines of credit	5	86,834
Current portion of long-term debt	8,628	23,504
Accrued groundwater extraction charges, purchased water and power	27,931	29,321
Accounts payable	62,880	75,427
Accrued interest	22,904	18,241
Accrued payroll	11,608	19,109
Other current liabilities	26,092	20,942
Total current liabilities	160,048	273,378

Deferred income taxes	311,899	307,893
Advances for construction	210,813	201,413
Contributions in aid of construction	342,410	342,697
Postretirement benefit plans	45,849	45,878
Regulatory liabilities, less current portion	556,379	546,797
Other noncurrent liabilities	26,311	23,920
Commitments and contingencies
Total capitalization and liabilities	$5,353,304	5,149,566

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2025	36,118,242	$36	958,188	581,080	1,467	1,540,771
Net income	—	—	—	19,013	—	19,013
Stock-based compensation	—	—	1,212	(10)	—	1,202
Issuance of restricted and deferred stock units	37,809	—	(616)	—	—	(616)
Employee stock purchase plan	23,112	—	1,023	—	—	1,023
Common stock issuance, net of costs	5,660,377	6	288,595	—	—	288,601
Dividends paid ($0.44 per share)	—	—	—	(15,912)	—	(15,912)
Balances, March 31, 2026	41,839,540	$42	1,248,402	584,171	1,467	1,834,082

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2024	33,629,169	$34	827,796	537,184	1,960	1,366,974
Net income	—	—	—	16,551	—	16,551
Stock-based compensation	—	—	1,210	(9)	—	1,201
Issuance of restricted and deferred stock units	31,587	—	(908)	—	—	(908)
Employee stock purchase plan	26,129	—	1,116	—	—	1,116
Common stock issuance, net of costs	495,900	—	26,545	—	—	26,545
Dividends paid ($0.42 per share)	—	—	—	(14,142)	—	(14,142)
Balances, March 31, 2025	34,182,785	$34	855,759	539,584	1,960	1,397,337

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2026	2025
Operating activities:
Net income	$19,013	16,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,766	29,631
Deferred income taxes	3,120	3,020
Stock-based compensation	1,212	1,210
Allowance for equity funds used during construction	(1,597)	(834)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Accounts receivable and accrued unbilled utility revenue	(742)	5,355
Accounts payable and other current liabilities	(10,034)	(10,742)
Accrued groundwater extraction charges, purchased water and power	(1,390)	(1,807)
Tax receivable and payable, and other accrued taxes	1,629	4,962
Postretirement benefits	(2,028)	(1,294)
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences and postretirement benefits	4,280	(577)
Other noncurrent assets and noncurrent liabilities	2,717	—
Other changes, net	(6,240)	(2,294)
Net cash provided by operating activities	43,706	43,181
Investing activities:
Additions to utility plant:
Company-funded	(82,132)	(77,461)
Contributions in aid of construction	(10,376)	(6,884)
Cost to retire utility plant, net of salvage	(424)	(414)
Net cash used in investing activities	(92,932)	(84,759)
Financing activities:
Borrowings from lines of credit	66,923	67,403
Repayments of lines of credit	(153,752)	(33,938)
Long-term borrowings	214	—
Repayments of long-term borrowings	(16,258)	(1,071)
Issuance of common stock, net of issuance costs	288,601	26,545
Dividends paid	(15,912)	(14,142)
Receipts of advances and contributions in aid of construction	12,326	9,838
Refunds of advances for construction	(991)	(674)
Other changes, net	397	199
Net cash provided by financing activities	181,548	54,160
Net change in cash and cash equivalents	132,322	12,582
Cash and cash equivalents, beginning of period	20,686	11,114
Cash and cash equivalents, end of period	$153,008	23,696
Cash paid (refunded) during the period for:
Interest	$15,790	16,820
Interest, net of amounts capitalized	$13,670	15,567
Income taxes	$165	(680)
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$46,703	37,724
Utility property installed by developers	$629	999

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

Note 1.General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). The Notes to Consolidated Financial Statements in H2O America’s 2025 Annual Report on Form 10-K, filed with the SEC on February 26, 2026, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements.
H2O America is a holding company that conducts its business through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), H2O America TX Holdings, Inc., H2O America Land Company, H2O America NE LLC, and National Water Utility Service, LLC (“NWU”). H2O America TX Holdings, Inc. is a holding company for its wholly owned subsidiaries, SJWTX, Inc., doing business as The Texas Water Company (“TWC”), Texas Water Operation Services, LLC (“TWOS”) and Texas Water Resources, LLC (“TWR”). H2O America NE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”) whose wholly owned subsidiaries are The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), New England Water Utility Services, Inc. (“NEWUS”), and Chester Realty, Inc. NWU is the contracting entity for shared services among the H2O America affiliates formed in October 2024. H2O America Risk Solutions, Inc. (“Risk Solutions”), is a captive insurance entity and wholly owned subsidiary of H2O America Inc., established in 2025 to manage certain insurance specific risks of the Company in addition to its use of traditional insurance products provided by its current insurance carriers. H2O America, through its subsidiaries, primarily provides water utility and other related services in California, Connecticut, Maine and Texas. H2O America has business in property management and real estate investment activity conducted by H2O America Land Company and Chester Realty, Inc.
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
H2O America’s revenue components for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Revenue from contracts with customers	$179,322	164,863
Alternative revenue programs, net	262	592
Other balancing and memorandum accounts and regulatory mechanisms, net	2,876	1,300
Rental income	833	844
	$183,293	167,599

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Nonutility Properties
The major components of nonutility properties as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Land	$1,394	914
Buildings and improvements	772	769
Subtotal	2,166	1,683
Less: accumulated depreciation and amortization	104	103
Total	$2,062	1,580
Fair Value Measurement
The following instruments are not measured at fair value on H2O America’s condensed consolidated balance sheets as of March 31, 2026, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2026 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three months ended March 31, 2026. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of H2O America’s long-term debt was $1,666.7 million and $1,716.6 million as of March 31, 2026 and December 31, 2025, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at March 31, 2026 and December 31, 2025, $1,648.8 million and $1,715.6 million, respectively, would be categorized as Level 2 in the fair value hierarchy and $17.8 million and $1.0 million, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2.7 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method which comprises income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under H2O America’s long-term incentive plans, and shares potentially issuable under the equity forward purchase agreements granted to investors in the equity offering discussed further in Note 3 “Capitalization” to these condensed consolidated financial statements. For the three months ended March 31, 2026 and 2025, 962 and 37,791 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of March 31, 2026 are as follows:

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
ASU 2024-03 “Disaggregation of Income Statement Expenses”	The ASU requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The ASU requires disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization in interim and annual reporting periods. Further, other amounts already required to be disclosed in accordance with current U.S. GAAP would be included in the same disclosure as the other disaggregation requirements. Additionally, the ASU requires qualitative descriptions of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclosure of selling expenses in annual periods and an entity’s definition of selling expenses.	The ASU is effective for H2O America for its annual financial statements for the year ending December 31, 2027 and for interim reporting periods for the year ending December 31, 2028. Early adoption is permitted.	Prospective, with retrospective application also permitted.	The standard is expected to only result in updates to disclosure and is not expected to have a material impact on the Company’s financial position and results of operations.
ASU 2025-06 “Intangibles-Goodwill and Other-Internal-Use Software (subtopic 350-40)”	The ASU updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360-10.	The ASU is effective for H2O America for its annual financial statements for the year ending December 31, 2028 and for interim reporting periods for the year ending December 31, 2028.	Prospective, with retrospective application also permitted.	H2O America is currently evaluating the impact of ASU 2025-06 on its financial statements and will adopt ASU 2025-06 in fiscal year ended December 31, 2028.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

Standard	Description	Date of Adoption	Application	Effect on the Condensed Consolidated Financial Statements
ASU 2025-10 “Government Grants (Topic 832)”	The ASU establishes accounting for government grants received by business entities and includes guidance for (1) a grant related to an asset and (2) a grant related to income. The ASU requires that a government grant should not be recognized until it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received. Additionally, the ASU requires that a grant related to an asset be recognized on the balance sheet as the business entity incurs the related costs for which the grant is intended to compensate either as deferred income or an adjustment to the cost basis of the related asset. A grant related to income or a grant recognized as deferred income should be recognized in earnings on a systematic and rational basis over the periods in which the related costs are incurred that the grant is intended to compensate.	The ASU is effective for H2O America for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Early adoption is permitted.	Retrospective adoption with modified prospective and modified retrospective application also permitted.	H2O America is currently evaluating the impact of ASU 2025-10 on its financial statements and will adopt ASU 2025-10 in fiscal year ended December 31, 2029.
ASU 2025-11 “Interim Reporting (Topic 270)”
The ASU provides clarity about the current requirements, rather than an evaluation of whether to expand or reduce interim disclosure requirements. The ASU includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after a previous SEC disclosure requirement, is to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods.
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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Regulatory assets:
Income tax temporary differences (a) (p)	$206,452	204,384
Monterey Water Revenue Adjustment Mechanism (“MWRAM”) (b)	12,173	8,553
Business combinations debt premium (c) (p)	9,136	9,772
Employee benefit costs (d) (p)	3,910	5,823
Catastrophic event memorandum accounts (“CEMA”) (e)	—	127
Revenue adjustment mechanisms (f) (p)	7,401	7,931
Customer Assistance Program (“CAP”) balancing account (g)	3,922	3,696
Water supply costs (h)	—	847
Other (i)	11,394	13,729
Total regulatory assets	254,388	254,862
Less: current regulatory assets (j)	7,848	8,315
Total regulatory assets, less current portion	$246,540	246,547
Regulatory liabilities:
Cost of removal (k)	402,814	394,391
Future income tax benefits due to customers (l)	82,007	82,285
Unrecognized pensions and other postretirement benefits (m)	30,458	32,996
Per- and Polyfluoroalkyl substances legal settlement proceeds (n)	25,070	24,682
Employee benefit costs (d)	10,046	8,771
Water supply costs (h)	3,515	—
Other (o)	2,469	3,672
Total regulatory liabilities	556,379	546,797
Total regulatory liabilities, less current portion	$556,379	546,797
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
(e)The CPUC (“California Public Utilities Commission”) has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The balances primarily relate to expenses associated with SJWC’s response to COVID-19, including bad debt.
(f)Primarily relates to Water Rate Adjustment mechanism (“WRA”). WRA and Water Conservation Memorandum Account (“WCMA”) are described in the following section.
(g)Represents costs associated with SJWC’s CAP.
(h)Reflects primarily SJWC’s Full Cost Balancing Account (“FCBA”), which tracks differences in actual water supply costs compared to amounts assumed in base rates, including applicable changes and variations in costs and quantities that affect the overall mix of the water supply.
(i)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations, tank painting, well reconditioning, rate case expenses and acquisition costs.
(j)Primarily relates to SJWC’s balancing and memorandum account surcharge in accordance with Decision No. 24-12-077 and the current portion of CWC’s WRA, deferred well redevelopment, carbon filters and rate case costs.
(k)Represents amounts collected in rates from customers for estimated costs to retire assets at the end of their expected useful lives before the costs are incurred.
(l)On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act included a reduction in the federal income tax rate from 35% to 21%. The rate reduction was effective on January 1, 2018 and resulted in a regulatory liability for the excess deferred

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
income taxes. The benefit of amortization of excess deferred income taxes flows back to the customers under current normalization rules and agreed upon methods with the commissions.
(m)Represents actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain pension and other postretirement benefit plans.
(n)Primarily relates to legal settlements received by SJWC and CWC from ongoing PFAS water contamination litigation against manufacturers which will be used to offset future costs incurred, recorded as Contributions in Aid of Construction (“CIAC”), or returned to customers through future rates. The Water Contamination Litigation Memorandum Account (“WCLMA”) has been established to track net proceeds and costs resulting from water contamination litigation related to SJWC.
(o)Primarily relates to MWC’s accrued tank painting costs.
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
SJWC also maintains memorandum accounts to track impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The WCLMA allows SJWC to track net proceeds and costs resulting from water contamination litigation. The WCMA allows SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions, both mandatory and voluntary. SJWC records the lost revenue captured in the WCMA balancing accounts, including amounts related to a 20-basis point reduction in the authorized return on equity per the terms of the WCMA. Applicable drought surcharges collected are used to offset the revenue losses tracked in the WCMA. All balancing accounts and memorandum accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first. On December 19, 2024, the CPUC approved a final decision for rate increases, which approved a recovery of $15.8 million in balancing and memorandum accounts from customers through a 12-month surcharge effective January 1, 2025.
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

Note 3.Capitalization
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the Company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200.0 million. For the three months ended March 31, 2026, H2O America did not issue or sell any shares of its common stock under the Equity Distribution Agreement and, accordingly, received no net proceeds therefrom; for the three months ended March 31, 2025, the Company issued and sold 495,900 shares of its common stock with a weighted average price of $53.87 per share, generating net proceeds of $26.5 million. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for total net proceeds of $143.0 million, and has $55.2 million of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of March 31, 2026.

In March 2026, H2O America issued 3,937,654 shares of common stock in an underwritten offering pursuant to an Underwriting Agreement with J.P. Morgan Securities LLC and Wells Fargo Securities LLC, as representatives of several underwriters named in the Underwriting Agreement (the “Offering”). In connection with the Offering, H2O America entered into two-year forward purchase agreements to issue an additional 7,547,170 shares of common stock with an initial forward purchase price of $51.28 per share, subject to adjustment based on the overnight bank funding rate and expected dividend amounts due upon settlement through maturity in March 2028. The forward purchase agreements can be settled or net settled for delivery of physical shares or settled for cash at the option of H2O America. In addition, the underwriters in the Offering,

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
through the exercise of a 30-day overallotment option, purchased an additional 1,722,723 shares of common stock at a price of $51.28 per share. Total net proceeds to H2O America for the common stock offering were $290.2 million after deducting the underwriting discounts and before estimated offering expenses payable by H2O America of $1.6 million, which are recognized as a reduction of additional paid-in capital. The forward purchase agreements are indexed to H2O America’s common stock and qualify for equity classification. Accordingly, they are not remeasured for changes in the fair value of the Company’s common stock, and no related gains or losses are recognized in earnings.

Note 4.Lines of Credit and Long-Term Liabilities
H2O America’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans, lines of credit, and other obligations.
Lines of Credit
The weighted average interest rate on short-term borrowings outstanding at March 31, 2026, was 4.71%, compared to 4.75% at December 31, 2025.
As of March 31, 2026, the unused portion of the lines of credit was $370.0 million.
Long-Term Debt
The balance of long-term debt outstanding, net of unamortized debt issuance costs and debt premium and discount, as of March 31, 2026 and December 31, 2025 was $1,865.5 million and $1,866.8 million, respectively. The current portion of long-term debt as of March 31, 2026 and December 31, 2025 was $8.6 million and $23.5 million, respectively.
The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the debt and credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in outstanding debt becoming immediately due and payable. As of March 31, 2026, H2O America and its subsidiaries were in compliance with all covenants related to its debt and credit agreements.

Note 5.Income Taxes
Income tax expense was $3.4 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. The effective consolidated income tax rates were 15% and 17% for the three months ended March 31, 2026 and 2025, respectively. The lower effective tax rate for the three months ended March 31, 2026 was primarily due to higher flow through tax benefits.
H2O America had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of $4.4 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively.
On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions which were effective in 2025 and others phased in through tax year 2027. The legislation may be subject to further clarification and the issuance of interpretive guidance. The impact of the tax legislation was not material to the provision for income taxes and deferred tax balances for the first quarter of 2026.
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
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of an Multi-District Litigation (“MDL”) that commenced on December 7, 2018 in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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
For the three months ended March 31, 2026, the Company did not receive any cash proceeds in connection with legal settlements referred to above related to PFAS contamination. As of March 31, 2026, the Company has received aggregate cash proceeds of $25.1 million from MDL court approved settlements. The proceeds were allocated as follows: SJWC received $17 million; CWC received $7.6 million; and MWC received $0.5 million, which includes $0.3 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred, or to be incurred, to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
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
Note 7.Benefit Plans
H2O America maintains noncontributory defined benefit pension plans for its eligible employees. SJWC employees hired before March 31, 2008 and CWC and MWC employees hired before January 1, 2009 are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Starting in 2023, TWC employees are also eligible to participate under SJWC’s cash balance plan. Certain employees hired before March 1, 2012, and covered by a plan merged into the CWC plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. CTWS employees hired on or after January 1, 2009, are entitled to an additional 3.0% of eligible compensation to their company sponsored savings plan. H2O America does not have multi-employer plans.
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three months ended March 31, 2026 and 2025 are as follows:

	Pension Benefits		Other Benefits
	Three months ended March 31,
	2026	2025	2026	2025
	(In thousands)
Service cost	$1,706	1,644	$143	156
Interest cost	3,898	3,901	310	337
Expected return on assets	(5,291)	(4,944)	(282)	(295)
Amortization of actuarial gain	(413)	(458)	(257)	(214)
Amortization of prior service cost	29	—	—	—
Total	$(71)	143	$(86)	(16)

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
In 2026, H2O America expects to make required and discretionary cash contributions of up to $5,838 to the pension plans and other postretirement benefits. For the three months ended March 31, 2026, H2O America has made $1,878 contributions to such plans.

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
As of March 31, 2026, 297,275 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 876,675 shares are available for award issuances under the long-term incentive plans.
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(In thousands)
Compensation costs charged to income:
ESPP	$85	89
Restricted stock and deferred restricted stock	1,127	1,121
Total compensation costs charged to income	$1,212	1,210
ESPP proceeds	$1,023	1,116
Restricted Stock and Deferred Restricted Stock
For the three months ended March 31, 2026, H2O America granted 113,332 restricted stock awards at a weighted average grant date fair value per unit of $48.51, which consisted of 43,150 three-year service-based restricted stock awards and 70,182 target units of three-year performance-based restricted stock awards. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares.

For the three months ended March 31, 2025, H2O America granted 46,405 three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $44.17 and 56,646 target units of one-year, two-year, and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $51.87. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards and 0% to 200% of the target number for market-based restricted stock awards.

As of March 31, 2026, the total number of outstanding restricted stock awards and deferred restricted stock awards was 318,118 and the total number of shares vested but not issued was 31,939. As of March 31, 2026, unrecognized compensation costs related to restricted and deferred restricted stock plans was $6,086. This cost is expected to be recognized over a weighted average period of 1.66 years.

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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
H2O America’s operating segments have been determined based on information used by the chief operating decision maker. H2O America’s chief operating decision makers (“CODM”) include the Chief Executive Officer and Chair of the Board; the Chief Financial Officer and Treasurer; the President and Chief Operating Officer; the President of Shared Services and Senior Vice President and Chief Administrative Officer; and the Vice President and General Counsel. However, ultimate decision-making authority rests with the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis that is accompanied by certain disaggregated information about operating revenue, expenses, net income, and total assets. The CODM uses net income to assess the financial performance of the segments and allocate resources (including employees, financial, or capital resources) in the budgeting and forecasting process.
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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

	For the three months ended March 31, 2026
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$179,389	3,904	—	183,293

Less:
Production expenses	65,426	998	—	66,424
Administrative and general	28,261	217	1,329	29,807
Maintenance	6,879	1,497	—	8,376
Property taxes and other non-income taxes	8,906	43	5	8,954
Depreciation and amortization	32,044	30	232	32,306
Interest on long-term debt and other interest expense	14,501	—	4,337	18,838
Provision (benefit) for income taxes	5,900	361	(2,868)	3,393
Other (3)	(3,565)	(93)	(160)	(3,818)
Net income (loss)	$21,037	851	(2,875)	19,013

Capital expenditures	$92,508	—	—	92,508

	For the three months ended March 31, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$165,156	2,443	—	167,599

Less:
Production expenses	57,985	982	—	58,967
Administrative and general	26,751	560	449	27,760
Maintenance	7,003	496	—	7,499
Property taxes and other non-income taxes	9,209	(59)	45	9,195
Depreciation and amortization	28,032	27	223	28,282
Interest on long-term debt and other interest expense	13,039	—	5,233	18,272
Provision (benefit) for income taxes	5,306	226	(2,061)	3,471
Other (3)	(1,122)	(99)	(1,177)	(2,398)
Net income (loss)	$18,953	310	(2,712)	16,551

Capital expenditures	$84,345	—	—	84,345

______________________________
(1)    The “Other Services” category includes the accounts of H2O America Land Company, Chester Realty, Inc., SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, and NEWUS, on a stand-alone basis.
(2)    The “Unallocated Corporate” category includes the accounts of H2O America, H2O America NE LLC, H2O America TX Holdings, Inc., CTWS, NWU on a stand-alone basis.
(3)    Primarily comprised of pension non-service credit (cost) and items of miscellaneous non-operating income (expense).

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

H2O America’s assets for the Water Utility Services reportable segment and all other are as follows as of:

	March 31, 2026	December 31, 2025
	(In thousands)
Water Utility Services (reportable segment)	$5,135,509	5,054,235
Other Services	22,558	26,707
Unallocated Corporate	195,237	68,624
Total assets	$5,353,304	5,149,566

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
Note 10.Acquisitions
Quadvest acquisition
On July 7, 2025, the Company, through its indirect subsidiary, TWC, entered into an asset purchase agreement (the “Regulated Business APA”), with Quadvest, L.P. (“Quadvest Retail”) and the Company, as guarantor, pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Retail has agreed to sell, and TWC has agreed to acquire, substantially all of the assets of Quadvest L.P. related to the operation of Quadvest L.P.’s water and sewer utility business at a purchase price consisting of a base amount of $483.6 million, with certain adjustments based on capital expenditures (the “Regulated Business Transaction”). The Regulated Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Regulated Business APA, including satisfaction of the closing conditions with respect to the Wholesale Business Transaction described below.
Concurrently on July 7, 2025, the Company, its indirect subsidiaries, TWOS and TWC (together with the Company and TWOS, the “Purchasers”), entered into another asset purchase agreement (the “Wholesale Business APA”), with Quadvest Retail and its affiliate, Quadvest Wholesale, LLC (“Quadvest Wholesale”), pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Wholesale has agreed to sell, and TWOS has agreed to acquire substantially all of the assets of Quadvest Wholesale related to the operation of Quadvest Wholesale’s wholesale water and sewer business at a purchase price consisting of a base amount of $56.4 million, with certain adjustments based on capital expenditures (the “Wholesale Business Transaction”). The Wholesale Business Transaction will be subject to the satisfaction of various closing conditions set forth in the Wholesale Business APA, including the simultaneous closing of the Regulated Business Transaction described above.
On July 9, 2025, TWC filed a request with the Public Utility Commission of Texas (the “PUCT”) to use Fair Market Value (“FMV”) to support its acquisition of Quadvest Retail. On August 7, 2025, the PUCT appointed three appraisers to determine the FMV. In December 2025, TWC received the appraised FMV from the PUCT-appointed appraisers for the assets of Quadvest Retail. In accordance with Texas’ FMV statute, the purchase price of $483.6 million will serve as the ratemaking rate base. On January 22, 2026, TWC filed its Sale, Transfer, Merger (“STM”) application with the PUCT. This application was deemed administratively complete on April 14, 2026.

Note 11. Subsequent Events
PFAS litigation settlement
In April 2026, the Company received cash proceeds of $5.3 million from legal settlements with Tyco Fire Products LP and BASF Corporation related to PFAS contamination, allocated as follows: SJWC received $3.5 million and CWC received $1.8 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and where otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in H2O America’s Annual Report on Form 10-K for the year ended December 31, 2025.
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of H2O America and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about H2O America and its subsidiaries and the industries in which H2O America and its subsidiaries operate and the beliefs and assumptions of the management of H2O America. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. For more information about such forward-looking statements, including some of the factors that may affect our actual results, please see our disclosures under “Forward-Looking Statements,” and elsewhere in this Form 10-Q, including Part II, Item 1A under “Risk Factors” as well as the disclosures under Part I, Item 1A in H2O America’s Annual Report on Form 10-K for the year ended December 31, 2025 under “Risk Factors.”

General:
In May 2025, the Company changed the corporate name from SJW Group to H2O America. H2O America is a holding company whose primary business involves ownership of public utilities that provide water and wastewater services, including the production, purchase, storage, purification, distribution, wholesale and retail sale of water. The water utility business of H2O America is conducted through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), and SJWTX, Inc. doing business as The Texas Water Company (“TWC”). These subsidiaries provide water service to approximately 409,000 water and wastewater service connections and serve a combined population of over 1.6 million people in California, Connecticut, Maine and Texas. Water utility services provided by these businesses are subject to regulation by the applicable state public utility commissions. These subsidiaries also engage in non-tariffed operations that are not subject to public utility commission regulation, including contract water and sewer operations, maintenance agreements, and antenna site leases.
Together, SJWC, excluding the City of Cupertino (“Cupertino”) service concession arrangement operations, CWC, MWC and TWC are referred to as “Water Utility Services,” which is our single reportable segment.
Other business activities that are not separately reportable segments are SJWC’s Cupertino service concession arrangement operations, Texas Water Operation Services, LLC (“TWOS”), Texas Water Resources, LLC (“TWR”), New England Water Utility Services, Inc. (“NEWUS”), H2O America Land Company and Chester Realty, Inc. and are collectively referred to as “Other Services.”

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
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combinations or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on our financial position and operating results, entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth, and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins, and adversely affect our internal controls. H2O America cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
As previously disclosed, H2O America, through its indirect subsidiary, TWC, is set to acquire regulated systems owned by Quadvest L.P. for $483.6 million, and TWOS will acquire systems owned by Quadvest Wholesale LLC for $56.4 million. Please see Note 10 “Acquisitions” for further discussion. On the completion of this acquisition, Quadvest will bring operational scale, a strong development pipeline, and increased exposure to one of America’s fastest growing regions, Houston, TX. Quadvest brings a strong legacy of local relationships and reliable service. It has been providing water and sewer service in Southeast Texas for nearly 50 years through its operating entities.

Critical Accounting Estimates:
The discussion and analysis of our financial condition and results of operations is based on the accounting estimates used and disclosed in our 2025 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the Securities and Exchange Commission on February 26, 2026.
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies are described in the notes to the 2025 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to critical accounting estimates or significant accounting policies during the three months ended March 31, 2026.

New Accounting Pronouncements:
See Note 1 “General” for a discussion of new accounting pronouncements.

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
Overview
H2O America’s financial results and highlights for the three months ended March 31, 2026 and 2025 include:

	Three months ended March 31,		Increase/ (decrease)	% Change
	2026	2025
	(In thousands, except per share data)
Operating Revenue	$183,293	167,599	15,694	9%
Operating Expenses	145,867	131,703	14,164	11%
Net Income	19,013	16,551	2,462	15%
Earnings Per Share - Basic	$0.50	0.49	0.01	2%
Earnings Per Share - Diluted	$0.49	0.49	—	—%

Operating Revenue
H2O America has a single reportable segment, referred to as “Water Utility Services.” All other business activities not separately reportable are included in “Other Services.” Operating revenue for the Water Utility Services reportable segment and Other Services was as follows:

	Operating Revenue by Segment
	Three months ended March 31,
	2026	2025
	(In thousands)
Water Utility Services	$179,389	165,156
Other Services	3,904	2,443
Total operating revenue	$183,293	167,599
The change in consolidated operating revenue was due to the following factors:

	Increase/(decrease)
	Three months ended March 31, 2026 vs. 2025
	(In thousands)
Water Utility Services:
Consumption changes	$2,003	1%
Increase in customers	321	—%
Rate increases for:
Pass-through water costs[1]	4,005	2%
All other increases[2]	7,839	5%
Regulatory mechanisms[3]	427	—%
Service and other revenue	—	—%
Other Services	1,099	1%
Total change in operating revenue	$15,694	9%
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
Operating Expense
Operating expense is summarized below:

	Operating Expense by Segment
	Three months ended March 31,
	2026	2025
	(In thousands)
Water Utility Services	$141,516	128,980
Other Services	2,785	2,006
Unallocated Corporate	1,566	717
	$145,867	131,703

The change in consolidated operating expense was due to the following factors:

	Increase/(decrease)
	Three months ended March 31, 2026 vs. 2025
	(In thousands)
Water production expenses:
Change in surface water use	$(2,731)	(2)%
Change in usage	2,949	2%
Change in new customers	71	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	3,687	3%
Balancing and memorandum account cost recovery	3,481	3%
Total water production expenses	7,457	6%
Administrative and general	2,047	2%
Maintenance	877	1%
Property taxes and other non-income taxes	(241)	—%
Depreciation and amortization	4,024	3%
Total change in operating expense	$14,164	11%
Sources of Water Supply
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
For the three months ended March 31, 2026, water conditions remained stable across the State of California. However, due to record heat in the month of March, the Sierra snowpack is well below average at this time of year. At the end of the first quarter, the Sierra snowpack was 6% of normal. As a result of the stable conditions and below average snowpack, in the first quarter of 2026, the California Department of Water Resources (“DWR”) announced the State Water Project allocation at 30% of the contract amount and the U.S. Bureau of Reclamation announced that the Central Valley Project allocation at 70% during the same period. On April 1, 2026, Valley Water’s 10 reservoirs were at 89% of restricted capacity, with 18.3 billion gallons of water in storage. Valley Water’s largest reservoir, Anderson, remained drained for a dam seismic retrofit project. Valley Water also reported that managed groundwater recharge from January 2026 to March 2026 in the Santa Clara Plain was 106% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 3 feet lower than in March 2025. According to Valley Water, the projected total groundwater storage at the end of 2026 is expected to be in the Normal Stage of the Water Shortage Contingency Plan.
As of March 31, 2026, SJWC’s Lake Elsman was at 100% of capacity with 2.0 billion gallons of water, approximately 128.3% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 41.0 inches for the period from July 1, 2025 through March 31, 2026, which is 93.7% of the five-year average. SJWC’s Montevina Water Treatment Plant treated 1.1 billion gallons of water through the first quarter of 2026, which is 125.3% of the five-year average. SJWC’s Saratoga Water Treatment Plant treated 31 million gallons of water through the same period. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2026.
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
Connecticut Water Supply
CWC’s water sources vary among the individual systems, but overall, approximately 60% of the total dependable yield comes from surface water supplies and 40% from wells. In addition, CWC has water supply agreements to supplement its water supply with the South Central Connecticut Regional Water Authority (“RWA”) and The Metropolitan District (“MDC”) that expire in 2058 and 2053, respectively. CWC believes that it will be able to meet customer demand for the remainder of 2026 with its existing water supply which consists of groundwater from wells, surface water in reservoirs and purchased water treated by neighboring water utilities.
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
MWC relies on legislatively granted water rights in order to serve customers. In some instances, these rights were granted to predecessor water companies specially chartered by the Maine legislature many decades ago, with those entities later having been merged into MWC. The legislation incorporating these predecessor water companies did not address whether chartered rights may be transferred to another entity without special legislative action. The Maine Business Corporation Act generally provides that property and contract rights of a merged corporation are vested in the surviving corporation without reversion or impairment. In the Maine Public Utilities Commission (“MPUC”) proceedings that approved the mergers of these MWC predecessor companies, the survivorship of water rights was not contested.
The following table presents the change in sources of water supply:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2026	2025
	(billion gallons)
Purchased water	2.6	2.7	(0.1)	(1)%
Groundwater	4.6	4.2	0.4	4%
Surface water	3.0	2.6	0.4	4%
Reclaimed water	0.1	0.1	—	—%
	10.3	9.6	0.7	7%
The changes in the source of supply mix were consistent with the changes in the water production expenses.

Water Production Expenses
The increase in water production expenses of $7.5 million for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, higher customer usage, and increases in water production balancing and memorandum accounts primarily relating to the FCBA partially offset by decreases in costs as a result of increased availability of surface water.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $6.7 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributable to increases in depreciation and amortization for new utility plant placed in service, increased maintenance, employee-related costs and higher non-labor administrative and general expenses.
Other (Expense) Income
For the three months ended March 31, 2026, compared to the same period in 2025, the change in other (expense) income of $0.9 million was primarily due to higher income from the equity portion of the Allowance for Funds Used During Construction (AFUDC), an increase in interest expense, and an increase in pension non-service credit.
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

The following tables reconcile Net Income and EPS, each as defined under GAAP, to our non-GAAP financial measures of Adjusted Net Income and Adjusted EPS for the three months ended March 31, 2026, compared to the same period in 2025:

	Three months ended March 31,
	2026	2025
	(In thousands)
Reported GAAP Net Income:	$19,013	16,551
Adjustments:
(Gain) loss on sale of real estate investments[1]	(172)	—
Expense for merger and acquisition related activities[1]	730	254
Tax effect of above adjustments[2]	(156)	(71)
Adjusted Net Income (non-GAAP)	19,415	16,734

Reported GAAP Diluted Earnings Per Share	$0.49	0.49
Adjustments:
(Gain) loss on sale of real estate investments, net of tax	—	—
Expense for merger and acquisition related activities, net of tax	0.01	0.01
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.50	0.50
1 Included in the "Administrative and general" and “Other, net” lines on the consolidated statements of comprehensive income.
2 The tax effect on all adjustments is calculated at the applicable statutory rate.
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

Please also see Note 2 “Regulatory Matters”.
The following table describes current rate related activities as applicable for Water Utility Services:

Company	Jurisdiction	Regulatory Mechanism / Filing	Revenue Impact	Approval / Decision Date	Rates Effective
Approved Regulatory Proceedings
SJWC	California	Advice Letter No. 613 – Revenue Requirement and Balancing and Memorandum account Recovery	$21.3 million increase; $15.8 million recovery	Approved December 2024 (D.24-12-077)	January 1, 2025
SJWC	California	Advice Letter No. 616 – Purchased Water / Groundwater Offset	$22.5 million increase	Approved May 2025	July 1, 2025
SJWC	California	Advice Letter No. 617 – Advanced Metering Infrastructure (“AMI”) Project Recovery	$6.8 million increase	Approved May 2025	July 1, 2025
SJWC	California	Advice Letter No. 618 – Water Contamination Litigation Memorandum Account (“WCLMA”)	No immediate revenue impact	Approved July 2025	June 24, 2025
SJWC	California	Advice Letter No. 620 – Ground Water Regulation Legal Expenses Memorandum Account (“GWRLEMA”)	No immediate revenue impact	Approved October 2025	November 14, 2025
SJWC	California	Advice Letter No. 621A – Revenue Requirement Increase	$17.2 million increase	Approved December 2025	January 1, 2026
SJWC	California	Cost of Capital (“COC”) Filing Deferment	No change expected	Approved November 2025	The timing for the next COC filing will be May 1, 2027, approximately effective January 1, 2028
CWC	Connecticut	2024 Water Infrastructure Conservation Adjustment (“WICA”) Reconciliation and Increase	$1.6 million surcharge, $6.0 million annual collection	Approved March 2025	April 1, 2025
CWC	Connecticut	2024 Water Rate Adjustment mechanism (“WRA”)	$4.6 million surcharge	Approved March 2025	April 1, 2025
CWC	Connecticut	2025 WICA Increase	$3.1 million surcharge, $9.1 million annual collection	Approved July 2025	October 1, 2025
CWC	Connecticut	Water Quality and Treatment Adjustment (“WQTA”)	$0.6 million surcharge	Approved March 2026	April 1, 2026
CWC	Connecticut	2025 WRA	$7.2 million surcharge	Approved March 2026	April 1, 2026

CWC	Connecticut	2025 WICA Reconciliation and Increase	Increase of $2.7 million surcharge and reconciliation surcharge of $0.3 million. $12.1 million annual collection	Approved March 2026	April 1, 2026
MWC	Maine	Camden Rockland General Rate Case	$0.9 million increase	Approved June 2025	July 1, 2025
MWC	Maine	Water Infrastructure Surcharge (“WISC”) for Oakland and Biddeford Saco divisions	$0.5 million surcharge	Approved June 2025	July 1, 2025
MWC	Maine	Request to establish a unified tariff across its ten separate rate divisions.	No revenue impact	Approved January 2026	February 1, 2026
TWC	Texas	Amended System Improvement Charge (“SIC”)	Increase of $3.9 million for water and $0.2 million for sewer	Approved May 2025	May 15, 2025
Pending Regulatory Proceedings
SJWC	California	Cost of Recovery of Per- and Polyfluoroalkyl Substances (“PFAS”) Compliance Program	No immediate revenue impact	Filed April 10, 2026	Expected Q4 2027
CWC	Connecticut	General Rate Case – Letter of Intent	$26 million increase	Filed March 13, 2026	Expected February 2027
MWC	Maine	WISC	$0.9 million surcharge	Filed February 27, 2026	Expected Q2 2026
MWC	Maine	General Rate Case	$9.5 million increase	Filed April 13, 2026	Expected Q2 2027
TWC	Texas	Second SIC Amendment	Increase of $4.7 million for water and $0.3 million for sewer	Filed October 6, 2025	Expected second half of 2026
In addition to filings included in the above table, TWC is required to file a general rate case on or before March 21, 2028.

Liquidity:

Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Management asserts that the collection rate for its accounts receivables has improved as the ability to use service disconnections has returned to normal.

Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings.

In the three months ended March 31, 2026, H2O America and its subsidiaries received $290.2 million in proceeds from an underwritten offer of common stock. From these amounts, H2O America expects to fund its acquisition of Quadvest L.P. and Quadvest Wholesale LLC and capital expenditures. See Note 3 “Capitalization” and Note 4 "Lines of Credit and Long-term Liabilities” for discussion on the equity and debt financing activities of H2O America. In addition, H2O America paid cash dividends on its common stock of $15.9 million during the three months ended March 31, 2026.

In 2025, the dividends declared and paid on H2O America’s common stock represented approximately 57% of net income. Dividends have been paid on H2O America’s and its predecessor’s common stock for 330 consecutive quarters and the annual dividend amount has increased in each of the last 58 years. While historically H2O America has generally paid dividends equal to approximately 50% to 60% of its net income, H2O America cannot guarantee that this trend will continue in the future.

The following table provides a summary of our operating, investing and financing cash flows for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,		Increase/ (decrease)
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$43,706	43,181	525
Investing activities	(92,932)	(84,759)	(8,173)
Financing activities	181,548	54,160	127,388
Net increase (decrease) in cash and cash equivalents	132,322	12,582	119,740
Cash and cash equivalents - beginning of the period	20,686	11,114
Cash and cash equivalents - end of the period	$153,008	23,696
Cash Flow from Operating Activities
In three months ended March 31, 2026, H2O America generated cash flow from operations of $43.7 million compared to $43.2 million during three months ended March 31, 2025. Cash flow from operations are primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items.

In three months ended March 31, 2026, the increase in cash flows from operations was primarily attributable to higher net income, changes in working capital balances, and changes in regulatory assets and liabilities.
Cash Flow from Investing Activities
Cash flows from investing activities consist of cash payments and cash receipts for capital expenditures and investments. Net cash used in investing activities for the three months ended March 31, 2026, increased by $8.2 million from the same period in the prior year related to company-funded utility capital expenditures of $4.7 million and developer-funded capital expenditures of $3.5 million.
Cash Flow from Financing Activities
Cash flows from financing activities consist of cash payments to and cash receipts from creditors, investors, and developers. Net cash provided by financing activities for the three months ended March 31, 2026 increased by $127.4 million from the same period in the prior year, primarily as a result of (1) an increase in net proceeds from common stock equity offerings of $262.1 million, (2) an increase in cash receipts of advances and contributions in aid of construction of $2.5 million, offset by (3) an increase in net repayments on the lines of credit of $120.3 million, (4) an increase in net repayments on long-term borrowings of $15.2 million and (5) an increase in payments of dividends of $1.8 million.
Budgeted Capital Expenditures
Water Utility Services’ estimated utility capital expenditures for 2026, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $458.0 million. The budgeted capital expenditures exclude capitalizable costs of $25.0 million forecasted in 2026 that are associated with cloud-based computing arrangements. As of March 31, 2026, $82.1 million, or approximately 18%, of the $458.0 million has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $2,568.0 million in capital expenditures, which includes replacement of pipes and mains, maintaining water systems, and installing approximately $400.0 million in PFAS treatment facilities. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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

In addition to these capital expenditures, Water Utility Services expects to incur approximately $100.0 million over the next five years, including $25.0 million in 2026, in capitalizable costs associated with cloud-based computing arrangements. For the three months ended March 31, 2026, Water Utility Services incurred $3.1 million in cloud-based computing expenses.

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
A summary of the line of credit agreements as of March 31, 2026 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
		(In thousands)
Syndicated credit agreement:	September 12, 2030
H2O America		$50,000	—	50,000
SJWC		165,000	—	165,000
CTWS		—	—	—
CWC		80,000	—	80,000
MWC		25,000	—	25,000
SJWTX		30,000	—	30,000
Total syndicated credit agreement		350,000	—	350,000
SJWC credit agreement	June 11, 2026	10,000	—	10,000
CTWS credit agreement	August 2, 2028	10,000	5	9,995
		$370,000	5	369,995
Total outstanding borrowings under the unsecured lines of credit as of March 31, 2026 were less than $0.1 million. For the three months ended March 31, 2026, the cost of borrowing on the lines of credit averaged 4.61% compared to 5.47% in the same period in 2025. As of March 31, 2026, the unused portion of the lines of credit available for future borrowings was $370.0 million.
All of H2O America’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of March 31, 2026, H2O America and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
The balance of long-term debt outstanding, net of unamortized debt issuance costs and debt premium and discount, as of March 31, 2026 was $1,865.5 million. The current portion of long-term debt as of March 31, 2026 was $8.6 million. During the three months ended March 31, 2026, H2O America repaid $15.0 million of outstanding principal relating to its Senior D Notes, which matured in January 2026, and anticipates making principal payments of approximately $7.7 million for the remainder of the fiscal year.
The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the debit and credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in outstanding debt becoming immediately due and payable. As of March 31, 2026, H2O America and its subsidiaries were in compliance with all covenants related to their debt and credit agreements.
Equity Financing Arrangements
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200.0 million. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three months ended March 31, 2026, H2O America did not issue or sell any shares of its common stock under the Equity Distribution Agreement and, accordingly, received no net proceeds therefrom. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for total net proceeds of $143.0 million, and has $55.2 million of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of March 31, 2026.
In March 2026, H2O America issued 3,937,654 shares of common stock in an underwritten offering pursuant to an Underwriting Agreement with J.P. Morgan Securities LLC and Wells Fargo Securities LLC, as representatives of several underwriters named in the Underwriting Agreement (the “Offering”). In connection with the Offering, H2O America entered into two-year forward purchase agreements (“FPA”) to issue 7,547,170 shares of common stock with an initial forward purchase price of $51.28 per share, subject to adjustment based on the overnight bank funding rate and expected dividend amounts due upon settlement through maturity in March 2028. The FPA can be settled or net settled for delivery of physical shares or settled for cash at the option of H2O America. In addition, the underwriters in the Offering, through the exercise of a 30-day overallotment option, purchased an additional 1,722,723 shares of common stock at a price of $51.28 per share. Total net proceeds to H2O America for the common stock offering were $290.2 million after deducting the underwriting discounts and before estimated offering expenses payable by H2O America of $1.6 million, which are recognized as a reduction of additional paid-in capital.
Credit Rating
The condition of the capital and credit markets or the strength of financial institutions could impact H2O America’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase H2O America’s cost of capital. While our ability to obtain financing will continue to be a risk, we believe that based on our 2026 and 2025 activities we will continue to have access to the external funding sources necessary to implement our ongoing capital investment programs in the future. On July 15, 2025, Standard & Poor’s Ratings Services revised the outlook for H2O America, CTWS and CWC from stable to negative following the announcement of the Quadvest acquisition.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of H2O America.

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
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of an Multi-District Litigation (“MDL”), that commenced on December 7, 2018 in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
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
For the three months ended March 31, 2026, the Company did not receive any cash proceeds, in connection with legal settlements referred to above related to PFAS contamination. As of March 31, 2026, the Company has received aggregate cash proceeds of $25.1 million from MDL court approved settlements. The proceeds were allocated as follows: SJWC received $17 million; CWC received $7.6 million; and MWC received $0.5 million, which includes $0.3 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred or to be incurred, to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in H2O America’s Annual report on Form 10-K for the year ended December 31, 2025 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factors listed and referenced below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in H2O America’s Annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In March 2026, H2O America issued 3,937,654 shares of common stock, two-year forward agreements to issue 7,547,170 shares of common stock, and an overallotment option granted to the underwriters to purchase up to an additional 1,722,723 shares of common stock which was subsequently exercised (the “Offering”). Total net proceeds to H2O America for the Offering were $290.2 million after deducting the underwriting discounts and before estimated offering expenses payable by H2O America. The proceeds will be used to finance the acquisition of Quadvest L.P. and Quadvest Wholesale LLC as well as planned capital expenditures. Refer to Note 3 “Capitalization” for additional information.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On April 27, 2026, the Board of Directors of H2O America declared the regular quarterly dividend of $0.44 per share of common stock. The dividend will be paid on June 1, 2026, to stockholders of record as of the close of business on May 11, 2026.
Insider Trading Arrangements
In the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
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

1.1
Underwriting Agreement, dated March 2, 2026, by and among the Company, the Underwriters, the Forward Purchasers and the Forward Sellers. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on March 4, 2026.

10.1
Forward Sale Agreement, dated March 2, 2026, by and between the Company and JPMorgan Chase Bank, National Association, in its capacity as a Forward Purchaser. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 4, 2026.

10.2
Forward Sale Agreement, dated March 2, 2026, by and between the Company and Wells Fargo Bank, National Association, in its capacity as a Forward Purchaser. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 4, 2026.

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

H2O AMERICA

Date:	April 29, 2026	By:	/s/ ANN P. KELLY
Ann P. Kelly
Chief Financial Officer and Treasurer
(Principal financial officer)