Form 10-Q
period 2026-06-30
H2O AMERICA
filed 2026-07-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of July 24, 2026, there were 41,856,804 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating revenue	$210,474	198,255	$393,767	365,854
Operating expense:
Production expenses:
Purchased water	39,648	37,421	66,593	63,374
Power	3,851	3,851	8,123	7,334
Groundwater extraction charges	28,619	26,354	51,828	44,645
Other production expenses	13,363	13,243	25,361	24,483
Total production expenses	85,481	80,869	151,905	139,836
Administrative and general	33,626	28,795	63,433	56,555
Maintenance	7,455	7,470	15,831	14,969
Property taxes and other non-income taxes	9,024	8,506	17,978	17,701
Depreciation and amortization	32,134	28,750	64,440	57,032
Total operating expense	167,720	154,390	313,587	286,093
Operating income	42,754	43,865	80,180	79,761
Other (expense) income:
Interest on long-term debt and other interest expense	(17,952)	(18,122)	(36,790)	(36,394)
Pension non-service credit	1,992	1,620	3,931	3,223
Other, net	3,773	1,982	5,652	2,777
Income before income taxes	30,567	29,345	52,973	49,367
Provision for income taxes	3,978	4,670	7,371	8,141
Net income	26,589	24,675	45,602	41,226
Comprehensive income	$26,589	24,675	$45,602	41,226

Earnings per share
—Basic	$0.64	0.71	$1.14	1.20
—Diluted	$0.62	0.71	$1.12	1.20
Dividends per share	$0.44	0.42	$0.88	0.84
Weighted average shares outstanding
—Basic	41,851,524	34,777,152	39,900,622	34,280,727
—Diluted	42,865,195	34,860,349	40,897,868	34,367,212

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Utility plant:
Land	$44,498	44,600
Depreciable plant and equipment	4,864,038	4,688,644
Construction work in progress	307,922	269,272
Intangible assets	51,683	51,683
Total utility plant	5,268,141	5,054,199
Less: accumulated depreciation and amortization	1,164,540	1,120,232
Net utility plant	4,103,601	3,933,967

Nonutility properties	2,166	1,683
Less: accumulated depreciation and amortization	105	103
Net nonutility properties	2,061	1,580

Current assets:
Cash and cash equivalents	104,102	20,686
Accounts receivable:
Customers, net of allowances for credit losses of $760 and $722 on June 30, 2026 and December 31, 2025, respectively	71,016	62,471
Income tax	—	2,720
Other	11,846	7,710
Accrued unbilled revenue	70,619	68,971
Prepaid expenses	11,644	11,634
Current portion of regulatory assets	19,610	8,315
Other current assets	7,566	8,086
Total current assets	296,403	190,593
Other assets:
Regulatory assets, less current portion	243,938	246,547
Investments	20,646	19,711
Postretirement benefit plans	84,018	80,967
Goodwill	640,311	640,311
Other	46,286	35,890
Total other assets	1,035,199	1,023,426
Total assets	$5,437,264	5,149,566

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; 41,852,853 issued and outstanding shares on June 30, 2026 and 36,118,242 on December 31, 2025	$42	36
Additional paid-in capital	1,250,053	958,188
Retained earnings	592,340	581,080
Accumulated other comprehensive income	1,467	1,467
Total stockholders’ equity	1,843,902	1,540,771
Long-term debt, less current portion	1,881,479	1,866,819
Total capitalization	3,725,381	3,407,590

Current liabilities:
Lines of credit	1,364	86,834
Current portion of long-term debt	8,648	23,504
Accrued groundwater extraction charges, purchased water and power	40,207	29,321
Accounts payable	70,444	75,427
Accrued interest	19,061	18,241
Accrued payroll	12,267	19,109
Current portion of regulatory liabilities	1	—
Other current liabilities	25,852	20,942
Total current liabilities	177,844	273,378

Deferred income taxes	317,902	307,893
Advances for construction	206,844	201,413
Contributions in aid of construction	353,869	342,697
Postretirement benefit plans	46,918	45,878
Regulatory liabilities, less current portion	578,408	546,797
Other noncurrent liabilities	30,098	23,920
Commitments and contingencies (Note 6)
Total capitalization and liabilities	$5,437,264	5,149,566

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2025	36,118,242	$36	958,188	581,080	1,467	1,540,771
Net income	—	—	—	19,013	—	19,013
Stock-based compensation	—	—	1,212	(10)	—	1,202
Issuance of restricted and deferred stock units	37,809	—	(616)	—	—	(616)
Employee stock purchase plan	23,112	—	1,023	—	—	1,023
Common stock issuance, net of costs	5,660,377	6	288,595	—	—	288,601
Dividends paid ($0.44 per share)	—	—	—	(15,912)	—	(15,912)
Balances, March 31, 2026	41,839,540	$42	1,248,402	584,171	1,467	1,834,082
Net income	—	—	—	26,589	—	26,589
Stock-based compensation	—	—	1,715	(9)	—	1,706
Issuance of restricted and deferred stock units	13,313	—	(62)		—	(62)
Common stock issuance, net of costs	—	—	(2)		—	(2)
Dividends paid ($0.44 per share)	—	—	—	(18,411)	—	(18,411)
Balances, June 30, 2026	41,852,853	$42	1,250,053	592,340	1,467	1,843,902

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2024	33,629,169	$34	827,796	537,184	1,960	1,366,974
Net income	—	—	—	16,551	—	16,551
Stock-based compensation	—	—	1,210	(9)	—	1,201
Issuance of restricted and deferred stock units	31,587	—	(908)	—	—	(908)
Employee stock purchase plan	26,129	—	1,116	—	—	1,116
Common stock issuance, net of costs	495,900	—	26,545	—	—	26,545
Dividends paid ($0.42 per share)	—	—	—	(14,142)	—	(14,142)
Balances, March 31, 2025	34,182,785	$34	855,759	539,584	1,960	1,397,337
Net income	—	—	—	24,675	—	24,675
Stock-based compensation	—	—	1,464	(9)	—	1,455
Issuance of restricted and deferred stock units	16,702	—	(61)	—	—	(61)
Common stock issuance, net of costs	1,087,593	1	57,168	—	—	57,169
Dividends paid $0.42 per share)	—	—	—	(14,604)	—	(14,604)
Balances, June 30, 2025	35,287,080	$35	914,330	549,646	1,960	1,465,971

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2026	2025
Operating activities:
Net income	$45,602	41,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,360	59,606
Deferred income taxes	8,818	8,642
Stock-based compensation	2,927	2,674
Allowance for equity funds used during construction	(3,471)	(823)
Accounts receivable and accrued unbilled utility revenue	(12,604)	(15,275)
Accounts payable and other current liabilities	(13,905)	(9,400)
Accrued groundwater extraction charges, purchased water and power	10,885	13,192
Tax receivable and payable, and other accrued taxes	(2,030)	118
Postretirement benefits	(3,587)	(1,420)
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences and postretirement benefits	4,737	4,931
Other noncurrent assets and noncurrent liabilities	6,721	—
Proceeds from litigation settlement, net	3,570	—
Other changes, net	(10,578)	546
Net cash provided by operating activities	104,445	104,017
Investing activities:
Additions to utility plant:
Company-funded	(194,286)	(204,440)
Contributions in aid of construction	(20,158)	(11,963)
Cost to retire utility plant, net of salvage	(1,760)	(1,471)
Net cash used in investing activities	(216,204)	(217,874)
Financing activities:
Borrowings from lines of credit	66,923	114,959
Repayments of lines of credit	(152,393)	(73,243)
Long-term borrowings	16,938	—
Repayments of long-term borrowings	(16,823)	(1,738)
Issuance of common stock, net of issuance costs	288,599	83,713
Dividends paid	(34,323)	(28,746)
Proceeds from litigation settlement, net	7,328	—
Receipts of advances and contributions in aid of construction	20,420	30,293
Refunds of advances for construction	(1,773)	(2,760)
Other changes, net	279	114
Net cash provided by financing activities	195,175	122,592
Net change in cash and cash equivalents	83,416	8,735
Cash and cash equivalents, beginning of period	20,686	11,114
Cash and cash equivalents, end of period	$104,102	19,849
Cash paid (refunded) during the period for:
Interest	35,780	40,867
Interest, net of amounts capitalized	31,575	37,895
Income taxes	165	(2,370)
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	59,597	36,941
Utility property installed by developers	1,174	1,459

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

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
H2O America’s revenue components are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue from contracts with customers	$207,919	197,777	$387,241	362,640
Alternative revenue programs, net	999	1,759	1,261	2,351
Other balancing and memorandum accounts and regulatory mechanisms, net	775	(2,288)	3,651	(988)
Rental income	781	1,007	1,614	1,851
	$210,474	198,255	$393,767	365,854

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Nonutility Properties
The major components of nonutility properties are as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Land	$1,394	914
Buildings and improvements	772	769
Subtotal	2,166	1,683
Less: accumulated depreciation and amortization	105	103
Total	$2,061	1,580
Fair Value Measurement
The following instruments are not measured at fair value on H2O America’s condensed consolidated balance sheets as of June 30, 2026, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2026 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and six months ended June 30, 2026. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of H2O America’s long-term debt was $1,716.5 million and $1,716.6 million as of June 30, 2026 and December 31, 2025, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at June 30, 2026 and December 31, 2025, $1,698.4 million and $1,715.6 million, respectively, would be categorized as Level 2 in the fair value hierarchy and $18.1 million and $1.0 million, respectively, would be categorized as Level 3 in the fair value hierarchy.
CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts are funded by investment assets held by a Rabbi Trust. The fair value of the money market funds, mutual funds and fixed income investments in the Rabbi Trust was $2.7 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively, and are categorized as Level 1 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method which comprises income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under H2O America’s long-term incentive plans, and shares potentially issuable under the equity forward purchase agreements granted to investors in the equity offering discussed further in Note 3 “Capitalization” to these condensed consolidated financial statements. For the three months ended June 30, 2026 and 2025, 1,886 and 8,900 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively. For the six months ended June 30, 2026 and 2025, 2,848 and 23,346 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of June 30, 2026 are as follows:

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
JUNE 30, 2026

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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Regulatory assets:
Income tax temporary differences (a) (r)	$211,958	204,384
Monterey Water Revenue Adjustment Mechanism (“M-WRAM”) (b)	14,017	8,553
Business combinations debt premium (c) (r)	8,501	9,772
Employee benefit costs (d) (r)	6,127	5,823
Catastrophic event memorandum accounts (“CEMA”) (e)	—	127
Revenue adjustment mechanisms (f) (r)	6,826	7,931
Customer Assistance Program (“CAP”) balancing account (g)	4,410	3,696
Water supply costs (h)	—	847
Ground Water Regulation Legal Expenses memorandum account (“GWRLEMA”) (i)	225	—
Other (j)	11,484	13,729
Total regulatory assets	263,548	254,862
Less: current portion of regulatory assets (k)	19,610	8,315
Total regulatory assets, less current portion	$243,938	246,547
Regulatory liabilities:
Cost of removal (l)	410,935	394,391
Future income tax benefits due to customers (m)	81,480	82,285
Unrecognized pensions and other postretirement benefits (n)	31,420	32,996
Per- and Polyfluoroalkyl substances (“PFAS”) legal settlement proceeds (o)	36,112	24,682
Employee benefit costs (d)	11,335	8,771
Water supply costs (h)	3,615	—
Revenue adjustment mechanisms (f)	1,067	—
Other (p)	2,445	3,672
Total regulatory liabilities	578,409	546,797
Less: current portion of regulatory liabilities (q)	1	—
Total regulatory liabilities, less current portion	$578,408	546,797
___________________________________
(a)Consists primarily of temporary income tax differences that are flowed through to customers, which will be recovered in future rates as these temporary differences reverse. The company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the lives of the plant assets, which are between 5 to 100 years.
(b)M-WRAM is described in the following section.
(c)Consists of debt fair value adjustments recognized through purchase accounting for the completed merger with CTWS in 2019.
(d)Includes deferrals of pension and other postretirement benefit expense and cost of accrued benefits for vacation, and group health insurance.
(e)The California Public Utilities Commission (“CPUC”) has authorized water utilities to activate CEMA accounts in order to track savings and costs related to SJWC’s response to catastrophic events, which includes external labor and materials, increases in bad debt from suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The balances primarily relate to expenses associated with SJWC’s response to COVID-19, including bad debt.
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
(i)Represents legal and related expenses associated with litigation and consensus-building activities related to SJWC’s water rights. The GWRLEMA was re-established in November 2025 to track these costs.
(j)Other includes other balancing and memorandum accounts and regulatory mechanisms, deferred costs for certain information technology activities, asset retirement obligations, tank painting, well reconditioning, rate case expenses and acquisition costs.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
(n)Represents actuarial losses and gains and prior service cost that have not yet been recognized as components of net periodic benefit cost for certain pension and other postretirement benefit plans.
(o)Primarily relates to legal settlements received by SJWC and CWC from ongoing PFAS water contamination litigation against manufacturers which will be used to offset future costs incurred, recorded as Contributions in Aid of Construction (“CIAC”), or returned to customers through future rates. The Water Contamination Litigation Memorandum Account (“WCLMA”) has been established to track net proceeds and costs resulting from water contamination litigation related to SJWC.
(p)Primarily relates to MWC’s accrued tank painting costs.
(q)Primarily relates to the current portion of WRA.
(r)Generally, not earning a return either by interest on the regulatory asset or as a component of rate base at the allowed rate of return.
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. SJWC has been authorized for the use of the FCBA to track water supply costs and energy consumption. The M-WRAM balancing account tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
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

Note 3.Capitalization
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the Company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200.0 million. For the three and six months ended June 30, 2026, H2O America did not issue or sell any shares of its common stock under the Equity Distribution Agreement and, accordingly, received no net proceeds therefrom. For the three and six months ended June 30, 2025, the Company issued and sold 1,087,593 and 1,583,493 shares of its common stock, respectively, with a weighted average price of $52.82 and $53.15 per share respectively, and received $57.2 million and $83.7 million in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for total net proceeds of $143.0 million, and has $55.2 million of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of June 30, 2026.
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
JUNE 30, 2026
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
No forward purchase agreements issued under the Offering were settled during the three and six months ended June 30, 2026.

Note 4.Lines of Credit and Long-Term Liabilities
H2O America’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans, lines of credit, and other obligations.
Lines of Credit
The weighted average interest rate on short-term borrowings outstanding at June 30, 2026 was 4.71%, compared to 4.75% at December 31, 2025.
As of June 30, 2026, the borrowing capacity of the lines of credit was $367.7 million, which excludes a $0.9 million standby letter of credit issued on behalf of H2O America Risk Solutions and guaranteed by H2O America under the Syndicated Credit Agreement.
Long-Term Debt
On November 12, 2025, SJWC entered into a Note Purchase Agreement with certain institutional investors. Under the agreement, SJWC issued an aggregate principal amount of $70.0 million of senior notes in two series consisting of $55.0 million of 5.83% Senior Notes, Series R ("Series R Notes"), and $15.0 million of 5.91% Senior Notes, Series S ("Series S Notes"). The issuance of the Series S Notes was subject to approval by the CPUC which closed on May 14, 2026. The Series S Notes are unsecured obligations of SJWC and are due on November 1, 2055. Interest is payable semi-annually in arrears on May 1st and November 1st of each year, commencing November 1, 2026.
The balance of long-term debt outstanding, net of unamortized debt issuance costs and debt premium and discount, as of June 30, 2026 and December 31, 2025 was $1,881.5 million and $1,866.8 million, respectively. The current portion of long-term debt as of June 30, 2026 and December 31, 2025 was $8.6 million and $23.5 million, respectively.
The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the debt and credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in outstanding debt becoming immediately due and payable. As of June 30, 2026, H2O America and its subsidiaries were in compliance with all covenants related to its debt and credit agreements.

Note 5.Income Taxes
Income tax expense was $4.0 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $7.4 million and $8.1 million for the six months ended June 30, 2026 and 2025, respectively. The effective consolidated income tax rates were 13% and 16% for the three months ended June 30, 2026 and 2025, respectively, and 14% and 16% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rate for the three and six months ended June 30, 2026 was primarily due to higher flow through tax benefits.
H2O America had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of $4.3 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively.
On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions which were effective in 2025 and others are phased in

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
through tax year 2027. The legislation may be subject to further clarification and the issuance of interpretive guidance. The impact of the tax legislation was not material to the provision for income taxes and deferred tax balances for the three and six months ended June 30, 2026.
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
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of a Multi-District Litigation (“MDL”) that commenced on December 7, 2018 in the United States District Court for the District of South Carolina. MWC has submitted timely claims as a settlement class member.
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
For the three and six months ended June 30, 2026, the Company received $11.0 million from legal settlements with Tyco Fire Products LP, BASF Corporation, and 3M Company related to PFAS contamination, allocated as follows: SJWC received $7.4 million; CWC received $3.5 million; and MWC received $0.1 million, which includes $0.1 million payable to contract operators. For the three and six months ended June 30, 2025, the Company received $6.4 million in cash proceeds from a legal settlement with 3M Company related to PFAS contamination. These proceeds were allocated as follows: SJWC received $4.4 million; CWC received $1.9 million; and MWC received $0.1 million, which includes $0.1 million payable to contract operators. As of June 30, 2026, the Company has received aggregate cash proceeds of $36.1 million from MDL court approved settlements. The proceeds have been allocated as follows: SJWC received $24.4 million; CWC received $11.1 million; and MWC received $0.6 million, which includes $0.4 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred, or to be incurred, to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company in the subsequent seven years, pursuant to the terms of the settlement agreement. The total estimated proceeds to be received during this period are approximately $5.7 million.
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
JUNE 30, 2026
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits are as follows:

	Pension Benefits		Other Benefits
	Three months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Service cost	$1,722	1,644	$147	156
Interest cost	3,944	3,901	320	337
Expected return on assets	(5,244)	(4,944)	(293)	(295)
Amortization of actuarial gain	(353)	(458)	(220)	(214)
Amortization of prior service cost	29	4	—	—
Total	$98	147	$(46)	(16)

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Service cost	$3,428	3,287	$290	312
Interest cost	7,842	7,801	630	674
Expected return on assets	(10,535)	(9,887)	(575)	(590)
Amortization of actuarial gain	(766)	(915)	(477)	(428)
Amortization of prior service cost	58	7	—	—
Total	$27	293	$(132)	(32)
In 2026, H2O America expects to make required and discretionary cash contributions of up to $5.8 million to the pension plans and other postretirement benefits. For the three and six months ended June 30, 2026, H2O America has made $1.4 million and $3.3 million of contributions to such plans.

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
As of June 30, 2026, 292,308 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 998,880 shares are available for award issuances under the long-term incentive plans.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Compensation costs charged to income:
ESPP	$95	100	$180	189
Restricted stock and deferred restricted stock	1,620	1,364	2,747	2,485
Total compensation costs charged to income	$1,715	1,464	$2,927	2,674
ESPP proceeds	$—	—	$1,023	1,116
Restricted Stock and Deferred Restricted Stock
For the three months ended June 30, 2026, H2O America granted 19,879 restricted stock awards with a weighted average grant date fair value per unit of $54.26, which consisted of 18,753 three-year service-based restricted stock awards and 1,126 target units of three-year performance-based restricted stock awards. For the six months ended June 30, 2026, H2O America granted 133,211 restricted stock awards with a weighted average grant date fair value per unit of $49.37, which consisted of 61,903 three-year service-based restricted stock awards and 71,308 target units of three-year performance-based restricted stock awards. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares.
For the three months ended June 30, 2025, H2O America granted 19,909 of one-year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $48.57 and 1,562 target units of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $53.19. For the six months ended June 30, 2025, H2O America granted 66,314 one-year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $45.49 and 58,208 target units of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $51.91. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards and 0% to 200% of the target number for market-based restricted stock awards.
As of June 30, 2026, the total number of outstanding restricted stock awards and deferred restricted stock awards was 313,106 and the total number of shares vested but not issued was 6,588. As of June 30, 2026, unrecognized compensation costs related to restricted and deferred restricted stock plans was $10.5 million. This cost is expected to be recognized over a weighted average period of 1.98 years.

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
JUNE 30, 2026
reportable segment amounts. Certain corporate costs and expenses are not allocated to Water Utility Services or Other Services and are shown separately to reconcile to the applicable consolidated amounts.

	For the three months ended June 30, 2026
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$206,715	3,759	—	210,474

Less:
Production expenses	83,981	1,500	—	85,481
Administrative and general	27,396	201	6,029	33,626
Maintenance	6,740	715	—	7,455
Property taxes and other non-income taxes	9,055	35	(66)	9,024
Depreciation and amortization	31,872	30	232	32,134
Interest on long-term debt and other interest expense	13,496	69	4,387	17,952
Provision (benefit) for income taxes	5,971	370	(2,363)	3,978
Other (3)	(4,457)	(58)	(1,250)	(5,765)
Net income (loss)	$32,661	897	(6,969)	26,589

Capital expenditures	$121,936	—	—	121,936

	For the three months ended June 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$194,674	3,581	—	198,255

Less:
Production expenses	79,324	1,545	—	80,869
Administrative and general	24,967	252	3,576	28,795
Maintenance	6,745	725	—	7,470
Property taxes and other non-income taxes	8,506	9	(9)	8,506
Depreciation and amortization	28,485	34	231	28,750
Interest on long-term debt and other interest expense	12,719	—	5,403	18,122
Provision (benefit) for income taxes	6,706	283	(2,319)	4,670
Other (3)	(1,748)	(38)	(1,816)	(3,602)
Net income (loss)	$28,970	771	(5,066)	24,675

Capital expenditures	$132,058	—	—	132,058

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

	For the six months ended June 30, 2026
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$386,104	7,663	—	393,767

Less:
Production expenses	149,407	2,498	—	151,905
Administrative and general	55,657	418	7,358	63,433
Maintenance	13,619	2,212	—	15,831
Property taxes and other non-income taxes	17,961	78	(61)	17,978
Depreciation and amortization	63,916	60	464	64,440
Interest on long-term debt and other interest expense	27,997	69	8,724	36,790
Provision (benefit) for income taxes	11,871	731	(5,231)	7,371
Other (3)	(8,022)	(151)	(1,410)	(9,583)
Net income (loss)	$53,698	1,748	(9,844)	45,602

Capital expenditures	$214,444	0	0	214,444

	For the six months ended June 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$359,830	6,024	—	365,854

Less:
Production expenses	137,309	2,527	—	139,836
Administrative and general	51,718	812	4,025	56,555
Maintenance	13,748	1,221	—	14,969
Property taxes and other non-income taxes	17,715	(50)	36	17,701
Depreciation and amortization	56,517	61	454	57,032
Interest on long-term debt and other interest expense	25,758	—	10,636	36,394
Provision (benefit) for income taxes	12,012	509	(4,380)	8,141
Other (3)	(2,870)	(137)	(2,993)	(6,000)
Net income (loss)	$47,923	1,081	(7,778)	41,226

Capital expenditures	$216,403	—	—	216,403

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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
H2O America’s assets for the Water Utility Services reportable segment and all other are as follows as of:

	June 30, 2026	December 31, 2025
	(In thousands)
Water Utility Services (reportable segment)	$5,270,343	5,054,235
Other Services	22,953	26,707
Unallocated Corporate	143,968	68,624
Total assets	$5,437,264	5,149,566

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
On July 9, 2025, TWC filed a request with the Public Utility Commission of Texas (the “PUCT”) to use Fair Market Value (“FMV”) to support its acquisition of Quadvest Retail. On August 7, 2025, the PUCT appointed three appraisers to determine the FMV. In December 2025, TWC received the appraised FMV from the PUCT-appointed appraisers for the assets of Quadvest Retail. In accordance with Texas’ FMV statute, the purchase price of $483.6 million will serve as the ratemaking rate base. On January 22, 2026, TWC filed its Sale, Transfer, Merger (“STM”) application with the PUCT. This application was deemed administratively complete on April 14, 2026. Notice to affected parties and customers was found sufficient on May 21, 2026. On July 9, 2026, PUCT Staff recommended that the transaction should be allowed to proceed.

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
As previously disclosed, H2O America, through its indirect subsidiary, TWC, will acquire regulated systems owned by Quadvest L.P. for $483.6 million, and TWOS will acquire systems owned by Quadvest Wholesale LLC for $56.4 million. Please see Note 10 “Acquisitions” for further discussion. On the completion of this acquisition, Quadvest will bring operational scale, a strong development pipeline, and increased exposure to one of America’s fastest growing regions, Houston, TX. Quadvest brings a strong legacy of local relationships and reliable service. It has been providing water and sewer service in Southeast Texas for nearly 50 years through its operating entities.

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
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies are described in the notes to the 2025 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to critical accounting estimates or significant accounting policies during the three and six months ended June 30, 2026.

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
Overview
H2O America’s financial results and highlights include:

	Three months ended June 30,		Increase/ (decrease)	% Change	Six months ended June 30,		Increase/ (decrease)	% Change
	2026	2025			2026	2025
	(In thousands, except per share data)
Operating Revenue	$210,474	198,255	12,219	6%	$393,767	365,854	27,913	8%
Operating Expenses	167,720	154,390	13,330	9%	313,587	286,093	27,494	10%
Net Income	26,589	24,675	1,914	8%	45,602	41,226	4,376	11%
Earnings Per Share - Basic	$0.64	0.71	(0.07)	(10)%	$1.14	1.20	(0.06)	(5)%
Earnings Per Share - Diluted	$0.62	0.71	(0.09)	(13)%	$1.12	1.20	(0.08)	(7)%

Operating Revenue
H2O America has a single reportable segment, referred to as “Water Utility Services.” All other business activities not separately reportable are included in “Other Services.” Operating revenue for the Water Utility Services reportable segment and Other Services was as follows:

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Water Utility Services	$206,715	194,674	$386,104	359,830
Other Services	3,759	3,581	7,663	6,024
Total operating revenue	$210,474	198,255	$393,767	365,854
The change in consolidated operating revenue was due to the following factors:

	Increase/(decrease)
	Three months ended June 30, 2026 vs. 2025		Six months ended June 30, 2026 vs. 2025
	(In thousands)
Water Utility Services:
Consumption changes	$180	—%	$2,044	1%
Increase in customers	363	—%	686	—%
Rate increases for:
Pass-through water costs[1]	5,770	3%	9,970	3%
All other increases[2]	8,697	4%	16,437	4%
Regulatory mechanisms[3]	(1,711)	—%	(1,627)	—%
Service and other revenue	(1,258)	(1)%	(1,236)	—%
Other Services	178	—%	1,639	—%
Total change in operating revenue	$12,219	6%	$27,913	8%
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
Operating Expense
Operating expense is summarized below:

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Water Utility Services	$159,044	148,027	$300,560	277,007
Other Services	2,481	2,565	5,266	4,571
Unallocated Corporate	6,195	3,798	7,761	4,515
	$167,720	154,390	$313,587	286,093

The change in consolidated operating expense was due to the following factors:

	Increase/(decrease)
	Three months ended June 30, 2026 vs. 2025		Six months ended June 30, 2026 vs. 2025
	(In thousands)
Water production expenses:
Change in surface water use	$340	—%	$(2,391)	(1)%
Change in consumption	(805)	—%	2,288	1%
Change in new customers	5	—%	76	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	4,784	3%	8,326	3%
Balancing and memorandum account cost recovery	288	—%	3,770	2%
Total water production expenses	4,612	3%	12,069	5%
Administrative and general	4,831	3%	6,878	2%
Maintenance	(15)	—%	862	—%
Property taxes and other non-income taxes	518	—%	277	—%
Depreciation and amortization	3,384	3%	7,408	3%
Total change in operating expense	$13,330	9%	$27,494	10%
Sources of Water Supply
The Company’s water supply for its regulated utilities is diversified across groundwater, surface water, and purchased sources, with the mix of and reliance on such sources varying by region. Operations in California and Texas face greater hydrologic variability and drought-related pressures, partially mitigated by long-term contracts, conservation measures, and regulatory cost recovery mechanisms, while operations in Connecticut and Maine maintain more stable supply conditions with fewer near-term constraints. Across all regions, the Company relies on long-term agreements with regional authorities and continues to invest in infrastructure and supply reliability initiatives. Overall, management expects existing supplies to be adequate to meet anticipated customer demand throughout 2026, although cost and availability remain sensitive to weather patterns and regional conditions.

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2026	2025			2026	2025
	(billion gallons)
Purchased water	4.6	4.7	(0.1)	(1)%	7.2	7.5	(0.3)	(1)%
Groundwater	5.5	5.2	0.3	2%	10.2	9.4	0.8	4%
Surface water	2.9	2.8	0.1	1%	5.9	5.4	0.5	2%
Reclaimed water	0.3	0.3	—	—%	0.3	0.3	—	—%
	13.3	13.0	0.3	2%	23.6	22.6	1.0	5%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Water Production Expenses
The increase in water production expenses of $4.6 million for the three months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, partially offset by lower usage.
The increase in water production expenses of $12.1 million for the six months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, increases in water production balancing and memorandum accounts, primarily relating to the FCBA, and higher customer usage, partially offset by decreases in costs as a result of increased availability of surface water.

Depreciation and Amortization
Depreciation and amortization expenses increased $3.4 million for the three months ended June 30, 2026 compared to the same period in 2025. The increase is associated with utility plant additions placed in service compared to the same period last year.
Depreciation and amortization expenses increased $7.4 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is associated with utility plant additions placed in service compared to the same period last year.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $5.3 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a net increase in general and administrative expenses driven by increased merger and acquisition costs, increased outsourced services costs, increased employee-related costs and increased maintenance agreement costs.
Operating expenses, excluding water production expenses, increased $8.0 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a net increase in general and administrative expenses driven by higher merger and acquisition costs, outsourced services, insurance, and maintenance agreement costs.
Other (Expense) Income
For the three months ended June 30, 2026, compared to the same period in 2025, the change in other (expense) income of $2.3 million was primarily due to an increase in investment income from higher investment balances, an increase in pension non-service credits, and higher income from the equity portion of the Allowance for Funds Used During Construction (AFUDC).
For the six months ended June 30, 2026, compared to the same period in 2025, the change in other (expense) income of $3.2 million was primarily due to higher income from the equity portion of the AFUDC, an increase in pension non-service credits, and an increase in investment income from higher investment balances.
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

The following tables reconcile Net Income and EPS, each as defined under GAAP, to our non-GAAP financial measures of Adjusted Net Income and Adjusted EPS for the three and six months ended June 30, 2026, compared to the same period in 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Reported GAAP Net Income:	$26,589	24,675	$45,602	41,226
Adjustments:
(Gain) loss on sale of real estate investments[1]	—	—	(172)
Expense for merger, acquisition and integration related activities[1]	5,681	2,093	6,411	2,347
Tax effect of above adjustments[2]	(1,591)	(586)	(1,747)	(657)
Adjusted Net Income (non-GAAP)	30,679	26,182	50,094	42,916

Reported GAAP Diluted Earnings Per Share	$0.62	0.71	$1.12	1.20
Adjustments:
(Gain) loss on sale of real estate investments, net of tax	—	—	—	—
Expense for merger, acquisition and integration related activities, net of tax	0.10	0.04	0.11	0.05
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.72	0.75	$1.23	1.25
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
Please also see Note 2 “Regulatory Matters”.
The following table describes current rate related activities as applicable for Water Utility Services:

Company	Jurisdiction	Regulatory Mechanism / Filing	Revenue Impact	Approval / Decision Date	Rates Effective
Approved Regulatory Proceedings
SJWC	California	Advice Letter No. 613 – Revenue Requirement and Balancing and Memorandum account Recovery	$21.3 million increase; $15.8 million recovery	Approved December 2024 (D.24-12-077)	January 1, 2025
SJWC	California	Advice Letter No. 616 – Purchased Water / Groundwater Offset	$22.5 million increase	Approved May 2025	July 1, 2025
SJWC	California	Advice Letter No. 617 – Advanced Metering Infrastructure (“AMI”) Project Recovery	$6.8 million increase	Approved May 2025	July 1, 2025
SJWC	California	Advice Letter No. 618 – Water Contamination Litigation Memorandum Account (“WCLMA”)	No immediate revenue impact	Approved July 2025	June 24, 2025
SJWC	California	Advice Letter No. 620 – Ground Water Regulation Legal Expenses Memorandum Account (“GWRLEMA”)	No immediate revenue impact	Approved October 2025	November 14, 2025
SJWC	California	Advice Letter No. 621A – Revenue Requirement Increase	$17.2 million increase	Approved December 2025	January 1, 2026

SJWC	California	Cost of Capital (“COC”) Filing Deferment	No change expected	Approved November 2025	The timing for the next COC filing will be May 1, 2027, approximately effective January 1, 2028
SJWC	California	Advice Letter No. 627A – Monterey Water Revenue Adjustment Mechanism (“M-WRAM”)	$13.3 million surcharge	Approved June 2026	July 1, 2026
SJWC	California	Advice Letter No. 628A – Purchased Water / Groundwater Offset	$22.8 million increase	Approved June 2026	July 1, 2026
SJWC	California	Advice Letter No. 629A – AMI Project Recovery	$8.38 million increase; $52.9 million rate base increase	Approved June 2026	July 1, 2026
CWC	Connecticut	2024 Water Infrastructure Conservation Adjustment (“WICA”) Reconciliation and Increase	$1.6 million surcharge, $6.0 million annual collection	Approved March 2025	April 1, 2025
CWC	Connecticut	2024 Water Rate Adjustment mechanism (“WRA”)	$4.6 million surcharge	Approved March 2025	April 1, 2025
CWC	Connecticut	2025 WICA Increase	$3.1 million surcharge, $9.1 million annual collection	Approved July 2025	October 1, 2025
CWC	Connecticut	Water Quality and Treatment Adjustment (“WQTA”)	$0.6 million surcharge	Approved March 2026	April 1, 2026
CWC	Connecticut	2025 WRA	$7.2 million surcharge	Approved March 2026	April 1, 2026
CWC	Connecticut	2025 WICA Reconciliation and Increase	Increase of $2.7 million surcharge and reconciliation surcharge of $0.3 million. $12.1 million annual collection	Approved March 2026	April 1, 2026
MWC	Maine	Camden Rockland General Rate Case	$0.9 million increase	Approved June 2025	July 1, 2025
MWC	Maine	Water Infrastructure Surcharge (“WISC”) for Oakland and Biddeford Saco divisions	$0.5 million surcharge	Approved June 2025	July 1, 2025
MWC	Maine	Request to establish a unified tariff across its ten separate rate divisions.	No revenue impact	Approved January 2026	February 1, 2026
MWC	Maine	WISC	$0.9 million surcharge	Approved May 2026	May 1, 2026
TWC	Texas	Amended System Improvement Charge (“SIC”)	Increase of $3.9 million for water and $0.2 million for sewer	Approved May 2025	May 15, 2025
Pending Regulatory Proceedings
SJWC	California	Cost of Recovery of Per- and Polyfluoroalkyl Substances (“PFAS”) Compliance Program	No immediate revenue impact	Filed April 10, 2026	Expected Q4 2027

CWC	Connecticut	General Rate Case	$28.8 million increase	Filed May 11, 2026	Expected February 2027
MWC	Maine	General Rate Case	$9.5 million increase	Filed April 13, 2026	Expected Q2 2027
TWC	Texas	Second SIC Amendment	Increase of $4.7 million for water and $0.3 million for sewer	Filed October 6, 2025	Expected second half of 2026
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

In the six months ended June 30, 2026, H2O America and its subsidiaries received $290.2 million in proceeds from an underwritten offer of common stock. From these amounts, H2O America expects to fund its acquisition of Quadvest L.P. and Quadvest Wholesale LLC and capital expenditures. See Note 3 “Capitalization” and Note 4 "Lines of Credit and Long-term Liabilities” for discussion on the equity and debt financing activities of H2O America. In addition, H2O America paid cash dividends on its common stock of $34.3 million during the six months ended June 30, 2026.

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

The following table provides a summary of our operating, investing and financing cash flows for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,		Increase/ (decrease)
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$104,445	104,017	428
Investing activities	(216,204)	(217,874)	1,670
Financing activities	195,175	122,592	72,583
Net increase (decrease) in cash and cash equivalents	83,416	8,735	74,681
Cash and cash equivalents - beginning of the period	20,686	11,114
Cash and cash equivalents - end of the period	$104,102	19,849
Cash Flow from Operating Activities
In the six months ended June 30, 2026, H2O America generated cash flow from operations of $104.4 million compared to $104.0 million during six months ended June 30, 2025. Cash flow from operations are primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets, and other changes in working capital items.

In the six months ended June 30, 2026, the increase in cash flows from operations was primarily attributable to higher net income, changes in working capital balances, and changes in regulatory assets and liabilities.
Cash Flow from Investing Activities
Cash flows from investing activities consist of cash payments and cash receipts for capital expenditures and investments. Net cash used in investing activities for the six months ended June 30, 2026, decreased by $1.7 million from the same period in the prior year related to lower company-funded utility capital expenditures of $10.2 million partially offset by increased developer-funded capital expenditures of $8.2 million.
Cash Flow from Financing Activities
Cash flows from financing activities consist of cash payments to and cash receipts from creditors, investors, and developers. Net cash provided by financing activities for the six months ended June 30, 2026 increased by $72.6 million from the same period in the prior year, primarily as a result of (1) an increase in net proceeds from common stock equity offerings of $204.9 million, (2) an increase in proceeds of $16.9 million from the issuance of long-term debt, (3) proceeds from PFAS litigation settlement of $7.3 million, offset by (4) an increase in net repayments on the lines of credit of $127.2 million, (5) an increase in net repayments on long-term borrowings of $15.1 million, (6) a decrease in cash receipts of advances and contributions in aid of construction of $9.9 million and (7) an increase in payments of dividends of $5.6 million.
Budgeted Capital Expenditures
Water Utility Services’ estimated utility capital expenditures for 2026, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $458.0 million. The budgeted capital expenditures exclude capitalizable costs of $25.0 million forecasted in 2026 that are associated with cloud-based computing arrangements. As of June 30, 2026, $194.3 million, or approximately 42%, of the $458.0 million has been invested.
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
In addition to these capital expenditures, Water Utility Services expects to incur approximately $100.0 million over the next five years, including $25.0 million in 2026, in capitalizable costs associated with cloud-based computing arrangements. For the six months ended June 30, 2026, Water Utility Services incurred $12.6 million in cloud-based computing expenses.

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

A summary of the line of credit agreements as of June 30, 2026 are as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
		(In thousands)
Syndicated credit agreement:	September 12, 2030
H2O America		$50,000	—	50,000
SJWC		165,000	—	165,000
CWC		80,000	—	80,000
MWC		25,000	—	25,000
SJWTX		30,000	—	30,000
Total syndicated credit agreement		350,000	—	350,000
SJWC credit agreement	June 11, 2027	10,000	—	10,000
CTWS credit agreement	August 2, 2028	10,000	1,364	8,636
		$370,000	1,364	368,636

On June 11, 2026, SJWC extended the termination date of its uncommitted loan facility under the SJWC Credit Agreement from June 11, 2026 to June 11, 2027.
Total outstanding borrowings under the unsecured lines of credit as of June 30, 2026 were $1.4 million. For the six months ended June 30, 2026, the cost of borrowing on the lines of credit averaged 4.61% compared to 5.45% in the same period in 2025. As of June 30, 2026, the borrowing capacity of the lines of credit was $367.7 million, which excludes a $0.9 million standby letter of credit issued on behalf of H2O America Risk Solutions and guaranteed by H2O America under the Syndicated Credit Agreement.
All of H2O America’s and subsidiaries’ lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain customary financial covenants such as a funded debt to capitalization ratio and a minimum interest coverage ratio. As of June 30, 2026, H2O America and its subsidiaries were in compliance with all covenants on their lines of credit.
Long-term Financing Agreements
On November 12, 2025, SJWC entered into a Note Purchase Agreement with certain institutional investors. Under the agreement, SJWC issued an aggregate principal amount of $70.0 million of senior notes in two series consisting of $55.0 million of 5.83% of Senior Notes, Series R ("Series R Notes"), and $15.0 million of 5.91% Senior Notes, Series S ("Series S Notes"). The issuance of the Series S Notes was subject to approval by the CPUC which closed on May 14, 2026. The Series S Notes are unsecured obligations of SJWC and are due on November 1, 2055. Interest is payable semi-annually in arrears on May 1st and November 1st of each year, commencing November 1, 2026.
The balance of long-term debt outstanding, net of unamortized debt issuance costs and debt premium and discount, as of June 30, 2026 was $1,881.5 million. The current portion of long-term debt as of June 30, 2026 was $8.6 million.
The debt and credit agreements of H2O America and its subsidiaries contain various financial and other covenants. Non-compliance with these covenants could result in accelerated due dates and termination of the agreements. In addition, the debit and credit agreements contain customary representations and warranties and are subject to customary events of default, which may result in outstanding debt becoming immediately due and payable. As of June 30, 2026, H2O America and its subsidiaries were in compliance with all covenants related to their debt and credit agreements.
Equity Financing Arrangements
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200.0 million. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three and six months ended June 30, 2026, H2O America did not issue or sell any shares of its common stock under the Equity Distribution Agreement and, accordingly, received no net proceeds therefrom. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for total net proceeds of $143.0 million, and has $55.2 million of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of June 30, 2026.
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
No forward purchase agreements issued under the Offering were settled during the three and six months ended June 30, 2026.
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

There has been no change in internal control over financial reporting during the second fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of H2O America.

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
For the three and six months ended June 30, 2026, the Company received $11.0 million from legal settlements with Tyco Fire Products LP, BASF Corporation, and 3M Company related to PFAS contamination, allocated as follows: SJWC received $7.4 million; CWC received $3.5 million; and MWC received $0.1 million, which includes $0.1 million payable to contract operators. For the three and six months ended June 30, 2025, the Company received $6.4 million in cash proceeds from a legal settlement with 3M Company related to PFAS contamination. These proceeds were allocated as follows: SJWC received $4.4 million; CWC received $1.9 million; and MWC received $0.1 million, which includes $0.1 million payable to contract operators. As of June 30, 2026, the Company has received aggregate cash proceeds of $36.1 million from MDL court approved settlements. The proceeds have been allocated as follows: SJWC received $24.4 million; CWC received $11.1 million; and MWC received $0.6 million, which includes $0.4 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred, or to be incurred, to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company in the subsequent seven years, pursuant to the terms of the settlement agreement. The total estimated proceeds to be received during this period are approximately $5.7 million.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On July 27, 2026, the Board of Directors of H2O America declared the regular quarterly dividend of $0.44 per share of common stock. The dividend will be paid on September 1, 2026, to stockholders of record as of the close of business on August 10, 2026.
Insider Trading Arrangements
In the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Information Web Sites
H2O America posts information about the operating and financial performance of H2O America and its subsidiaries on its web sites at www.h2o-america.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com, and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Director Compensation and Expense Reimbursement Policies. (1)

10.2	Third Amended and Restated Formulaic Equity Award Program for Non-Employee Board Members. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H2O AMERICA

Date:	July 28, 2026	By:	/s/ ANN P. KELLY
Ann P. Kelly
Chief Financial Officer and Treasurer
(Principal financial officer)