Form 10-Q
period 2026-09-30
H2O AMERICA
filed 2026-10-26
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of October 21, 2026, there were 48,318,991 shares of the registrant’s Common Stock outstanding.

		Page
Forward-Looking Statements		3
PART I	FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three Months and Nine Months Ended September 30, 2026 and 2025	4
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2026 and December 31, 2025	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the Three Months and Nine Months Ended September 30, 2026 and 2025	7
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2026 and 2025	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
Signatures		38

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
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:
•the risks associated with the recently completed acquisition of substantially all of the assets of the regulated water and wastewater utility operations of Quadvest, L.P., a Texas limited partnership (“Quadvest Retail”), and substantially all of the assets of the wholesale water and wastewater operations of Quadvest Wholesale, LLC, a Texas limited liability company (“Quadvest Wholesale,” and together with Quadvest Retail, “Quadvest”), including the risk of not successfully integrating Quadvest’s operations and not realizing the projected financial and other benefits of the transactions;
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

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating revenue	$250,229	240,550	$643,996	606,404
Operating expense:
Production expenses:
Purchased water	50,360	38,163	116,953	101,537
Power	4,351	8,175	12,474	15,509
Groundwater extraction charges	36,020	39,608	87,848	84,253
Other production expenses	12,575	12,374	37,936	36,857
Total production expenses	103,306	98,320	255,211	238,156
Administrative and general	35,441	31,306	98,874	87,861
Maintenance	8,347	8,016	24,178	22,985
Property taxes and other non-income taxes	10,168	9,516	28,146	27,217
Depreciation and amortization	32,478	28,765	96,918	85,797
Total operating expense	189,740	175,923	503,327	462,016
Operating income	60,489	64,627	140,669	144,388
Other (expense) income:
Interest on long-term debt and other interest expense	(18,161)	(17,898)	(54,951)	(54,292)
Pension non-service credit	1,975	1,587	5,906	4,810
Other, net	3,943	2,607	9,595	5,384
Income before income taxes	48,246	50,923	101,219	100,290
Provision for income taxes	5,202	5,791	12,573	13,932
Net income	43,044	45,132	88,646	86,358
Comprehensive income	$43,044	45,132	$88,646	86,358

Earnings per share
—Basic	$1.03	1.27	$2.18	2.49
—Diluted	$0.99	1.27	$2.13	2.48
Dividends per share	$0.44	0.42	$1.32	1.26
Weighted average shares outstanding
—Basic	41,959,732	35,543,224	40,594,395	34,706,183
—Diluted	43,478,365	35,643,826	41,644,367	34,797,374

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Utility plant:
Land	$44,563	44,600
Depreciable plant and equipment	4,963,174	4,688,644
Construction work in progress	347,660	269,272
Intangible assets	51,683	51,683
Total utility plant	5,407,080	5,054,199
Less: accumulated depreciation and amortization	1,190,907	1,120,232
Net utility plant	4,216,173	3,933,967

Nonutility properties	2,239	1,683
Less: accumulated depreciation	106	103
Net nonutility properties	2,133	1,580

Current assets:
Cash and cash equivalents	572,957	20,686
Accounts receivable:
Customers, net of allowances for credit losses of $980 and $722 on September 30, 2026 and December 31, 2025, respectively	87,869	62,471
Income tax	—	2,720
Other	7,741	7,710
Accrued unbilled revenue	71,833	68,971
Prepaid expenses	15,977	11,634
Current portion of regulatory assets	14,621	8,315
Other current assets	7,138	8,086
Total current assets	778,136	190,593
Other assets:
Regulatory assets, less current portion	254,732	246,547
Investments	20,373	19,711
Postretirement benefit plans	84,887	80,967
Goodwill	640,311	640,311
Other	55,379	35,890
Total other assets	1,055,682	1,023,426
Total assets	$6,052,124	5,149,566

a

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Capitalization and liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; 48,318,991 issued and outstanding shares on September 30, 2026 and 36,118,242 on December 31, 2025	$48	36
Additional paid-in capital	1,582,745	958,188
Retained earnings	616,956	581,080
Accumulated other comprehensive income	1,467	1,467
Total stockholders’ equity	2,201,216	1,540,771
Long-term debt, less current portion	1,881,391	1,866,819
Total capitalization	4,082,607	3,407,590

Current liabilities:
Lines of credit	200,275	86,834
Current portion of long-term debt	7,882	23,504
Accrued groundwater extraction charges, purchased water and power	44,660	29,321
Accounts payable	87,913	75,427
Accrued interest	23,331	18,241
Accrued payroll	14,632	19,109
Other current liabilities	31,654	20,942
Total current liabilities	410,347	273,378

Deferred income taxes	332,866	307,893
Advances for construction	209,161	201,413
Contributions in aid of construction	354,547	342,697
Postretirement benefit plans	47,391	45,878
Regulatory liabilities, less current portion	583,599	546,797
Other noncurrent liabilities	31,606	23,920
Commitments and contingencies (Note 6)
Total capitalization and liabilities	$6,052,124	5,149,566

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2025	36,118,242	$36	958,188	581,080	1,467	1,540,771
Net income	—	—	—	19,013	—	19,013
Stock-based compensation	—	—	1,212	(10)	—	1,202
Issuance of restricted and deferred stock units	37,809	—	(616)	—	—	(616)
Employee stock purchase plan	23,112	—	1,023	—	—	1,023
Common stock issuance, net of costs	5,660,377	6	288,595	—	—	288,601
Dividends paid ($0.44 per share)	—	—	—	(15,912)	—	(15,912)
Balances, March 31, 2026	41,839,540	$42	1,248,402	584,171	1,467	1,834,082
Net income	—	—	—	26,589	—	26,589
Stock-based compensation	—	—	1,715	(9)	—	1,706
Issuance of restricted and deferred stock units	13,313	—	(62)		—	(62)
Common stock issuance, net of costs	—	—	(2)		—	(2)
Dividends paid ($0.44 per share)	—	—	—	(18,411)	—	(18,411)
Balances, June 30, 2026	41,852,853	$42	1,250,053	592,340	1,467	1,843,902
Net income	—	—	—	43,044	—	43,044
Stock-based compensation	—	—	1,750	—	—	1,750
Issuance of restricted and deferred stock units	7,003	—	(100)	—	—	(100)
Employee stock purchase plan	19,827	—	1,034	—	—	1,034
Common stock issuance, net of costs	6,439,308	6	330,008	—	—	330,014
Dividends paid ($0.44 per share)	—	—	—	(18,428)	—	(18,428)
Balances, September 30, 2026	48,318,991	$48	1,582,745	616,956	1,467	2,201,216

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O America and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net income	$88,646	86,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,298	89,638
Deferred income taxes	23,512	25,063
Stock-based compensation	4,677	4,662
Allowance for equity funds used during construction	(5,291)	(1,500)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Accounts receivable and accrued unbilled utility revenue	(28,853)	(30,717)
Accounts payable and other current liabilities	1,244	(5,687)
Accrued groundwater extraction charges, purchased water and power	15,339	17,339
Tax receivable and payable, and other accrued taxes	(7,753)	(5,612)
Postretirement benefits	(4,460)	(2,737)
Regulatory assets and liabilities excluding cost of removal, income tax temporary differences and postretirement benefits	8,176	7,098
Other noncurrent assets and noncurrent liabilities	9,007	945
Proceeds from litigation settlement, net	3,570	6,640
Other changes, net	(24,418)	(10,207)
Net cash provided by operating activities	184,694	181,283
Investing activities:
Additions to utility plant:
Company-funded	(304,091)	(351,069)
Contributions in aid of construction	(40,722)	(18,546)
Cost to retire utility plant, net of salvage	(2,287)	(2,728)
Proceeds from sale of real estate investments and release of escrow deposit	1,087	2,801
Net cash used in investing activities	(346,013)	(369,542)
Financing activities:
Borrowings from lines of credit	264,876	364,287
Repayments of lines of credit	(151,435)	(357,042)
Long-term borrowings	17,262	65,000
Repayments of long-term borrowings	(17,938)	(3,307)
Issuance of common stock, net of issuance costs	618,613	108,138
Dividends paid	(52,751)	(43,607)
Proceeds from litigation settlement, net	7,328	14,421
Receipts of advances and contributions in aid of construction	29,571	43,666
Refunds of advances for construction	(2,780)	(3,639)
Other changes, net	844	542
Net cash provided by financing activities	713,590	188,459
Net change in cash and cash equivalents	552,271	200
Cash and cash equivalents, beginning of period	20,686	11,114
Cash and cash equivalents, end of period	$572,957	11,314
Cash paid (refunded) during the period for:
Interest	51,215	58,308
Interest, net of amounts capitalized	44,812	53,277
Income taxes	168	(2,286)
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	74,156	49,550
Utility property installed by developers	1,451	2,607

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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
H2O America’s revenue components are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue from contracts with customers	$253,223	243,522	$640,466	606,162
Alternative revenue programs, net	3,452	3,996	4,712	6,347
Other balancing and memorandum accounts and regulatory mechanisms, net	(7,273)	(7,804)	(3,623)	(8,792)
Rental income	827	836	2,441	2,687
	$250,229	240,550	$643,996	606,404

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
Nonutility Properties
The major components of nonutility properties are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Land	$914	914
Buildings and improvements	1,325	769
Subtotal	2,239	1,683
Less: accumulated depreciation and amortization	106	103
Total	$2,133	1,580
Fair Value Measurement
The following instruments are not measured at fair value on H2O America’s condensed consolidated balance sheets as of September 30, 2026, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2026 approximates their carrying value as reported on the condensed consolidated balance sheets. There have been no changes in valuation techniques during the three and nine months ended September 30, 2026. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1.
The fair value of H2O America’s long-term debt was $1,638.4 million and $1,716.6 million as of September 30, 2026 and December 31, 2025, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. Of the total fair value of long-term debt at September 30, 2026 and December 31, 2025, $1,619.9 million and $1,715.6 million, respectively, would be categorized as Level 2 in the fair value hierarchy and $18.4 million and $1.0 million, respectively, would be categorized as Level 3 in the fair value hierarchy.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method which comprises income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under H2O America’s long-term incentive plans, and shares potentially issuable under the equity forward purchase agreements granted to investors in the equity offering discussed further in Note 3 “Capitalization” to these condensed consolidated financial statements. For the three months ended September 30, 2026 and 2025, 2,083 and 4,954 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively. For the nine months ended September 30, 2026 and 2025, 1,644 and 38,734 anti-dilutive restricted common stock units were excluded from the diluted earnings per share calculation, respectively.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
New Accounting Standards
The recently issued accounting standards that have not yet been adopted by the company as of September 30, 2026 are as follows:

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
SEPTEMBER 30, 2026

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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
Note 2.Regulatory Matters
Regulatory assets and liabilities are comprised of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Regulatory assets:
Income tax temporary differences (a) (q)	$222,606	204,384
Monterey Water Revenue Adjustment Mechanism (“M-WRAM”) (b)	6,785	8,553
Business combinations debt premium (c) (q)	7,866	9,772
Employee benefit costs (d) (q)	6,429	5,823
Catastrophic event memorandum accounts (“CEMA”) (e)	—	127
Revenue adjustment mechanisms (f) (q)	8,393	7,931
Customer Assistance Program (“CAP”) balancing account (g)	5,041	3,696
Water supply costs (h)	—	847
Ground Water Regulation Legal Expenses memorandum account (“GWRLEMA”) (i)	946	—
Other (j)	11,287	13,729
Total regulatory assets	269,353	254,862
Less: current portion of regulatory assets (k)	14,621	8,315
Total regulatory assets, less current portion	$254,732	246,547
Regulatory liabilities:
Cost of removal (l)	417,924	394,391
Future income tax benefits due to customers (m)	80,921	82,285
Unrecognized pensions and other postretirement benefits (n)	30,942	32,996
Per- and Polyfluoroalkyl substances (“PFAS”) legal settlement proceeds (o)	36,388	24,682
Employee benefit costs (d)	13,296	8,771
Water supply costs (h)	437	—
Revenue adjustment mechanisms (f)	1,238	—
Other (p)	2,453	3,672
Total regulatory liabilities	583,599	546,797
Total regulatory liabilities, less current portion	$583,599	546,797
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
(g)Primarily represents costs associated with SJWC’s CAP.
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

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(k)Primarily relates to the current portion of SJWC’s M-WRAM and the current portion of CWC’s WRA, deferred well redevelopment, carbon filters and rate case costs.
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
(q)Generally, not earning a return either by interest on the regulatory asset or as a component of rate base at the allowed rate of return.
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

Note 3.Capitalization
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the Company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200.0 million. The Equity Distribution Agreement replaced the previous agreement that concluded in 2024. For the three and nine months ended September 30, 2026, H2O America did not issue or sell any shares of its common stock under the Equity Distribution Agreement and, accordingly, received no net proceeds therefrom. For the three and nine months ended September 30, 2025, the Company issued and sold 492,859 and 2,076,352 shares of its common stock, respectively, with a weighted average price of $50.27 and $52.47 per share respectively, and received $24.4 million and $108.1 million in net proceeds, respectively, under the Equity Distribution Agreement. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for total net proceeds of $143.0 million, and has $55.2 million of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of September 30, 2026.
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
SEPTEMBER 30, 2026
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
During the three and nine months ended September 30, 2026, H2O America settled forward purchase agreements relating to 6,439,308 shares of common stock and received net proceeds of $330.0 million. Upon settlement, the Company issued the related shares of common stock, with the proceeds recognized as increases to common stock and additional paid-in capital. As of September 30, 2026, forward purchase agreements relating to 1,107,862 shares remained outstanding.

Note 4.Lines of Credit and Long-Term Liabilities
H2O America’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans, lines of credit, and other obligations.
Lines of Credit
The weighted average interest rate on short-term borrowings outstanding at September 30, 2026 was 4.67% compared to 4.75% at December 31, 2025.
As of September 30, 2026, the borrowing capacity of the lines of credit was $168.8 million, which excludes a $0.9 million standby letter of credit issued on behalf of H2O America Risk Solutions and guaranteed by H2O America under the Syndicated Credit Agreement.
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
The balance of long-term debt outstanding, net of unamortized debt issuance costs and debt premium and discount, as of September 30, 2026 and December 31, 2025 was $1,881.4 million and $1,866.8 million, respectively. The current portion of long-term debt as of September 30, 2026 and December 31, 2025 was $7.9 million and $23.5 million, respectively.
All of H2O America’s and subsidiaries’ debt and credit agreements contain customary covenants and events of default. As of September 30, 2026, H2O America and its subsidiaries were in compliance with all covenants related to their debt and credit agreements.
Note 5.Income Taxes
Income tax expense was $5.2 million and $5.8 million for the three months ended September 30, 2026 and 2025, respectively. Income tax expense was $12.6 million and $13.9 million for the nine months ended September 30, 2026 and 2025, respectively. The effective consolidated income tax rates were 11% for both the three months ended September 30, 2026 and 2025, and 12% and 14% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rate for the nine months ended September 30, 2026 was primarily due to higher flow through tax benefits.
H2O America had unrecognized tax benefits, before the impact of deductions of state taxes, excluding interest and penalties, of $4.8 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively.
On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation including the extension of key provisions of the 2017 Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions which were effective in 2025 and others are phased in through tax year 2027. The legislation may be subject to further clarification and the issuance of interpretive guidance. The

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
impact of the tax legislation was not material to the provision for income taxes and deferred tax balances for the three and nine months ended September 30, 2026.
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
SJWC and CWC are plaintiffs in a lawsuit against manufacturers of certain PFAS compounds for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS compounds in public water supply systems owned and operated by these utility subsidiaries and throughout their respective service areas. The lawsuit is part of a Multi-District Litigation (“MDL”) that commenced on December 7, 2018 in the United States District Court for the District of South Carolina. MWC has also submitted timely claims as a settlement class member.
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
For the three and nine months ended September 30, 2026, the Company received cash proceeds of $0.1 million and $11.1 million , respectively, from legal settlements with Tyco Fire Products LP, BASF Corporation, and 3M Company related to PFAS contamination. For the three months ended September 30, 2026, the total proceeds of $0.1 million received were allocated wholly to MWC, a portion of which is payable to contract operators. For the nine months ended September 30, 2026, the total proceeds of $11.1 million were allocated as follows: SJWC received $7.4 million; CWC received $3.5 million; and MWC received $0.2 million, which includes $0.1 million payable to contract operators.
For the three and nine months ended September 30, 2025, the Company received cash proceeds of $14.7 million and $21.2 million, respectively, in connection with a legal settlement with 3M Company related to PFAS contamination. For the three months ended September 30, 2025, the total proceeds of $14.7 million were allocated as follows: SJWC received $10.0 million; CWC received $4.6 million; and MWC received $0.1 million. For the nine months ended September 30, 2025, the total proceeds of $21.2 million were allocated as follows: SJWC received $14.5 million; CWC received $6.5 million; and MWC received $0.2 million, which includes $0.1 million payable to contract operators.
As of September 30, 2026, the Company has received aggregate cash proceeds of $36.2 million from MDL court approved settlements. The proceeds have been allocated as follows: SJWC received $24.4 million; CWC received $11.1 million; and MWC received $0.7 million, which includes $0.5 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred, or to be incurred, to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company in the subsequent seven years, pursuant to the terms of the settlement agreement. The total estimated proceeds to be received during this period are approximately $5.6 million.
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
SEPTEMBER 30, 2026
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits are as follows:

	Pension Benefits		Other Benefits
	Three months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Service cost	$1,707	1,644	$143	156
Interest cost	3,943	3,901	311	337
Expected return on assets	(5,293)	(4,944)	(257)	(295)
Amortization of actuarial gain	(413)	(458)	(316)	(214)
Amortization of prior service cost	29	4	—	—
Total	$(27)	147	$(119)	(16)

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Service cost	$5,135	4,931	$433	468
Interest cost	11,785	11,702	941	1,011
Expected return on assets	(15,828)	(14,831)	(734)	(885)
Amortization of actuarial gain	(1,179)	(1,373)	(891)	(642)
Amortization of prior service cost	87	11	—	—
Total	$—	440	$(251)	(48)
In 2026, H2O America expects to make required and discretionary cash contributions of up to $5.8 million to the pension plans and other postretirement benefits. For the three and nine months ended September 30, 2026, H2O America has made $0.7 million and $4.0 million of contributions to such plans.

Note 8.Equity Plans
H2O America’s long-term incentive plan provides employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or subsidiary the opportunity to acquire an equity interest in H2O America. In addition, shares are issued to employees under H2O America’s Employee Stock Purchase Plan (“ESPP”).
As of September 30, 2026, 270,852 shares are issuable upon the vesting of outstanding restricted stock units and deferred restricted stock units and an additional 796,651 shares are available for award issuances under the long-term incentive plans.

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
A summary of compensation costs charged to income, by award type, and proceeds from the ESPP, are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Compensation costs charged to income:
ESPP	$90	75	$270	264
Restricted stock and deferred restricted stock	1,660	1,913	4,407	4,398
Total compensation costs charged to income	$1,750	1,988	$4,677	4,662
ESPP proceeds	$1,034	1,015	$2,057	2,131
Restricted Stock and Deferred Restricted Stock
For the three months ended September 30, 2026, H2O America granted 2,468 restricted stock awards with a weighted average grant date fair value per unit of $58.28, which consisted of 1,480 three-year service-based restricted stock awards and 988 target units of three-year performance-based restricted stock awards. For the nine months ended September 30, 2026, H2O America granted 136,424 restricted stock awards with a weighted average grant date fair value per unit of $49.53, which consisted of 64,128 three-year service-based restricted stock awards and 72,296 target units of three-year performance-based restricted stock awards. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares.
For the three months ended September 30, 2025, H2O America granted 31,771 two-year and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $45.81 and 18,744 target units of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $51.47. For the nine months ended September 30, 2025, H2O America granted 98,085 one-year, two-year, and three-year service-based restricted stock awards with a weighted average grant date fair value per unit of $46.17 and 76,952 target units of performance-based and market-based restricted stock awards with a weighted average grant date fair value per unit of $51.80. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards and 0% to 200% of the target number for market-based restricted stock awards.
As of September 30, 2026, the total number of outstanding restricted stock awards and deferred restricted stock awards was 297,884 and the total number of shares vested but not issued was 27,032. As of September 30, 2026, unrecognized compensation costs related to restricted and deferred restricted stock plans were $9.6 million. This cost is expected to be recognized over a weighted average period of 1.2 years.

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
SEPTEMBER 30, 2026
with the real estate activity. Certain allocated assets, such as goodwill, revenue and expenses have been included in the reportable segment amounts. Certain corporate costs and expenses are not allocated to Water Utility Services or Other Services and are shown separately to reconcile to the applicable consolidated amounts.

	For the three months ended September 30, 2026
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$245,634	4,595	—	250,229

Less:
Production expenses	101,224	2,082	—	103,306
Administrative and general	30,951	209	4,281	35,441
Maintenance	7,333	1,014	—	8,347
Property taxes and other non-income taxes	10,014	50	104	10,168
Depreciation and amortization	32,216	31	231	32,478
Interest on long-term debt and other interest expense	13,428	115	4,618	18,161
Provision (benefit) for income taxes	6,010	135	(943)	5,202
Other (3)	(5,058)	(25)	(835)	(5,918)
Net income (loss)	$49,516	984	(7,456)	43,044

Capital expenditures	$130,369	—	—	130,369

	For the three months ended September 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$236,222	4,328	—	240,550

Less:
Production expenses	96,411	1,909	—	98,320
Administrative and general	30,599	251	456	31,306
Maintenance	7,100	916	—	8,016
Property taxes and other non-income taxes	9,563	21	(68)	9,516
Depreciation and amortization	28,505	30	230	28,765
Interest on long-term debt and other interest expense	12,600	—	5,298	17,898
Provision (benefit) for income taxes	5,743	591	(543)	5,791
Other (3)	(1,435)	(370)	(2,389)	(4,194)
Net income (loss)	$47,136	980	(2,984)	45,132

Capital expenditures	$153,212	—	—	153,212

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

	For the nine months ended September 30, 2026
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$631,738	12,258	—	643,996

Less:
Production expenses	250,631	4,580	—	255,211
Administrative and general	86,608	627	11,639	98,874
Maintenance	20,952	3,226	—	24,178
Property taxes and other non-income taxes	27,975	128	43	28,146
Depreciation and amortization	96,132	91	695	96,918
Interest on long-term debt and other interest expense	41,425	184	13,342	54,951
Provision (benefit) for income taxes	17,881	866	(6,174)	12,573
Other (3)	(13,080)	(176)	(2,245)	(15,501)
Net income (loss)	$103,214	2,732	(17,300)	88,646

Capital expenditures	$344,813	—	—	344,813

	For the nine months ended September 30, 2025
	Reportable Segment
	Water Utility Services	Other Services (1)	Unallocated Corporate (2)	Consolidated
	(In thousands)
Operating revenue	$596,052	10,352	—	606,404

Less:
Production expenses	233,720	4,436	—	238,156
Administrative and general	82,317	1,063	4,481	87,861
Maintenance	20,848	2,137	—	22,985
Property taxes and other non-income taxes	27,278	(29)	(32)	27,217
Depreciation and amortization	85,022	91	684	85,797
Interest on long-term debt and other interest expense	38,358	—	15,934	54,292
Provision (benefit) for income taxes	17,755	1,100	(4,923)	13,932
Other (3)	(4,305)	(507)	(5,382)	(10,194)
Net income (loss)	$95,059	2,061	(10,762)	86,358

Capital expenditures	$369,615	—	—	369,615

______________________________
(1)    The “Other Services” category includes the accounts of H2O America Land Company, Chester Realty, Inc., SJWC’s Cupertino service concession arrangement operations, TWOS, TWR, and NEWUS, on a stand-alone basis.
(2)    The “Unallocated Corporate” category includes the accounts of H2O America, H2O America NE LLC, H2O America TX Holdings, Inc., CTWS, NWU, and Risk Solutions on a stand-alone basis.
(3)    Primarily comprised of pension non-service credit (cost) and items of miscellaneous non-operating income (expense).

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
H2O America’s assets for the Water Utility Services reportable segment and all other are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Water Utility Services (reportable segment)	$5,475,573	5,054,235
Other Services	22,177	26,707
Unallocated Corporate	554,374	68,624
Total assets	$6,052,124	5,149,566

H2O AMERICA AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
Note 10.Acquisitions
Quadvest acquisition
On July 7, 2025, the Company, and its indirect subsidiary, TWC, entered into an asset purchase agreement (the “Regulated Business APA”) with Quadvest, L.P. (“Quadvest Retail”), pursuant to which, and subject to the terms and conditions set forth therein, Quadvest Retail agreed to sell, and TWC agreed to acquire, substantially all of the assets of Quadvest Retail’s regulated water and wastewater utility operations for a base price of $483.6 million, subject to certain post-closing adjustments.
Concurrently, on July 7, 2025, the Company and its indirect subsidiaries, TWOS and TWC (together with the Company and TWOS, the “Purchasers”), entered into another asset purchase agreement (the “Wholesale Business APA”) with Quadvest Wholesale, LLC (“Quadvest Wholesale”) pursuant to which, TWOS agreed to acquire substantially all of the assets of Quadvest Wholesale’s wholesale water and wastewater operations for a base amount of $56.4 million, subject to certain post-closing adjustments.
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
On October 1, 2026, the Company completed the acquisitions of substantially all of the assets of Quadvest Retail’s regulated water and wastewater utility operations and substantially all of the assets of Quadvest Wholesale’s wholesale water and wastewater operations (collectively, the “Quadvest Acquisitions”). The aggregate cash consideration transferred at closing was approximately $542.7 million, consisting of $480.9 million related to Quadvest L.P. and $61.8 million related to Quadvest Wholesale LLC. The acquisitions expanded the Company's regulated and wholesale water and wastewater utility operations within the greater Houston metropolitan area and are expected to provide opportunities for long-term customer growth, operational efficiencies, and geographic expansion within Texas.
The Company determined that both acquisitions represent business combinations under ASC 805, Business Combinations, as the acquired assets include inputs and substantive processes capable of generating outputs. Certain disclosures required by ASC 805 related to these acquisitions have been omitted because the information necessary to complete the required disclosure is not yet available due to the timing of the acquisitions relative to the issuance of these financial statements.

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

General:
H2O America is a holding company whose primary business involves ownership of public utilities that provide water and wastewater services, including the production, purchase, storage, purification, distribution, wholesale and retail sale of water. The water utility business of H2O America is conducted through the following wholly owned subsidiaries: San Jose Water Company (“SJWC”), The Connecticut Water Company (“CWC”), The Maine Water Company (“MWC”), and SJWTX, Inc. doing business as The Texas Water Company (“TWC”). As of September 30, 2026, these subsidiaries provide water service to approximately 409,000 water and wastewater service connections and serve a combined population of over 1.6 million people in California, Connecticut, Maine and Texas. Water utility services provided by these businesses are subject to regulation by the applicable state public utility commissions. These subsidiaries also engage in non-tariffed operations that are not subject to public utility commission regulation, including contract water and sewer operations, maintenance agreements, and antenna site leases.
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
As previously disclosed, on October 1, 2026, H2O America, through its indirect subsidiary, TWC, completed the acquisition of substantially all of the assets of Quadvest, including the assets of Quadvest, L.P. and Quadvest Wholesale LLC. The aggregate cash consideration transferred at closing was approximately $542.7 million, consisting of $480.9 million related to Quadvest L.P. and $61.8 million related to Quadvest Wholesale LLC. Please see Note 10 “Acquisitions” for further discussion. On the completion of these acquisitions, Quadvest brings operational scale, a strong development pipeline, and increased exposure to one of America’s fastest growing regions, Houston, TX. Quadvest brings a strong legacy of local relationships and reliable service. It has been providing water and sewer service in Southeast Texas for nearly 50 years through its operating entities.

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
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our significant accounting policies are described in the notes to the 2025 consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to critical accounting estimates or significant accounting policies during the three and nine months ended September 30, 2026.

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
Overview
H2O America’s financial results and highlights include:

	Three months ended September 30,		Increase/ (decrease)	% Change	Nine months ended September 30,		Increase/ (decrease)	% Change
	2026	2025			2026	2025
	(In thousands, except per share data)
Operating Revenue	$250,229	240,550	9,679	4%	$643,996	606,404	37,592	6%
Operating Expenses	189,740	175,923	13,817	8%	503,327	462,016	41,311	9%
Net Income	43,044	45,132	(2,088)	(5)%	88,646	86,358	2,288	3%
Earnings Per Share - Basic	$1.03	1.27	(0.24)	(19)%	$2.18	2.49	(0.31)	(12)%
Earnings Per Share - Diluted	$0.99	1.27	(0.28)	(22)%	$2.13	2.48	(0.35)	(14)%

Operating Revenue
H2O America has a single reportable segment, referred to as “Water Utility Services.” All other business activities not separately reportable are included in “Other Services.” Operating revenue for the Water Utility Services reportable segment and Other Services was as follows:

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Water Utility Services	$245,634	236,222	$631,738	596,052
Other Services	4,595	4,328	12,258	10,352
Total operating revenue	$250,229	240,550	$643,996	606,404
The change in consolidated operating revenue was due to the following factors:

	Increase/(decrease)
	Three months ended September 30, 2026 vs. 2025		Nine months ended September 30, 2026 vs. 2025
	(In thousands)
Water Utility Services:
Consumption changes	$(4,083)	(2)%	$(2,039)	—%
Increase in customers	455	—%	1,141	—%
Rate increases for:
Pass-through water costs[1]	7,537	3%	17,507	3%
All other increases[2]	8,733	4%	25,170	4%
Regulatory mechanisms[3]	(2,628)	(1)%	(4,255)	(1)%
Service and other revenue	(602)	—%	(1,838)	—%
Other Services	267	—%	1,906	—%
Total change in operating revenue	$9,679	4%	$37,592	6%
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
Operating Expense
Operating expense is summarized below:

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Water Utility Services	$181,738	172,178	$482,298	449,185
Other Services	3,386	3,127	8,652	7,698
Unallocated Corporate	4,616	618	12,377	5,133
	$189,740	175,923	$503,327	462,016

The change in consolidated operating expense was due to the following factors:

	Increase/(decrease)
	Three months ended September 30, 2026 vs. 2025		Nine months ended September 30, 2026 vs. 2025
	(In thousands)
Water production expenses:
Change in surface water use	$(1,197)	(1)%	$(3,588)	(1)%
Change in consumption	(2,450)	(1)%	(162)	—%
Change in new customers	161	—%	237	—%
Purchased water and groundwater extraction charge, energy price change and other production expenses, net	7,910	4%	16,236	4%
Balancing and memorandum account cost recovery	562	—%	4,332	1%
Total water production expenses	4,986	3%	17,055	4%
Administrative and general	4,135	2%	11,013	2%
Maintenance	331	—%	1,193	—%
Property taxes and other non-income taxes	652	—%	929	—%
Depreciation and amortization	3,713	2%	11,121	2%
Total change in operating expense	$13,817	7%	$41,311	8%
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

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2026	2025			2026	2025
	(billion gallons)
Purchased water	6.3	6.3	—	—%	13.5	13.8	(0.3)	(1)%
Groundwater	5.8	5.9	(0.1)	(1)%	16.0	15.3	0.7	2%
Surface water	3.1	2.9	0.2	1%	9.0	8.3	0.7	2%
Reclaimed water	0.3	0.4	(0.1)	(1)%	0.7	0.7	—	—%
	15.5	15.5	—	(1)%	39.2	38.1	1.1	3%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Water Production Expenses
The increase in water production expenses of $5.0 million for the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction, partially offset by lower usage.
The increase in water production expenses of $17.1 million for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to increases in average per unit costs for purchased water and groundwater extraction and increases in water production balancing and memorandum accounts, primarily relating to the FCBA, partially offset by decreases in costs as a result of increased availability of surface water.

Depreciation and Amortization
Depreciation and amortization expenses increased $3.7 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase is associated with utility plant additions placed in service compared to the same period last year.
Depreciation and amortization expenses increased $11.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is associated with utility plant additions placed in service compared to the same period last year.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $5.1 million for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a net increase in general and administrative expenses driven by higher merger and acquisition costs and outsourced services costs.
Operating expenses, excluding water production expenses, increased $13.1 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a net increase in general and administrative expenses driven by higher merger and acquisition costs and outsourced services.
Other (Expense) Income
For the three months ended September 30, 2026, compared to the same period in 2025, the change in other (expense) income of $1.5 million was primarily due to an increase in gains on sale of non-utility properties, increase in investment income from higher investment balances and an increase in pension non-service credits.
For the nine months ended September 30, 2026, compared to the same period in 2025, the change in other (expense) income of $4.6 million was primarily due to an increase in investment income from higher investment balances, higher income from the equity portion of the AFUDC, an increase in pension non-service credits and an increase in gains on sale of non-utility properties.
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

The following tables reconcile Net Income and EPS, each as defined under GAAP, to our non-GAAP financial measures of Adjusted Net Income and Adjusted EPS for the three and nine months ended September 30, 2026, compared to the same periods in 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Reported GAAP Net Income:	$43,044	45,132	$88,646	86,358
Adjustments:
Gain on sale of real estate investments[1]	(1,152)	(273)	(1,324)	(273)
Expense for merger, acquisition and integration related activities[1]	3,774	700	10,185	3,048
Non-recurring tax adjustment due to merger, acquisition and integration related activities[2]	264	—	264	—
Tax effect of above adjustments[3]	(733)	(109)	(2,479)	(766)
Adjusted Net Income (non-GAAP)	45,197	45,450	95,292	88,367

Reported GAAP Diluted Earnings Per Share	$0.99	1.27	$2.13	2.48
Adjustments:
Gain on sale of real estate investments, net of tax	(0.02)	(0.01)	(0.02)	(0.01)
Expense for merger, acquisition and integration related activities, net of tax	0.06	0.01	0.18	0.06
Non-recurring tax adjustment due to merger, acquisition and integration related activities	0.01	—	0.01	—
Adjusted Diluted Earnings Per Share (non-GAAP)	$1.04	1.27	$2.30	2.53
1 Included in the "Administrative and general" and “Other, net” lines on the condensed consolidated statements of comprehensive income.
2 Included in the “provision for income taxes” line on the condensed consolidated statements of comprehensive income.
3 The tax effect of the pre-tax adjustments is calculated using the applicable statutory tax rates and excludes the adjustment described in footnote ², as it is already reflected as a tax item.
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
Please also see Note 2 “Regulatory Matters”.
The following table describes current rate related activities as applicable for Water Utility Services:

Company	Jurisdiction	Regulatory Mechanism / Filing	Revenue Impact	Approval / Decision Date	Rates Effective
Approved Regulatory Proceedings
SJWC	California	Advice Letter No. 613 – Revenue Requirement and Balancing and Memorandum account Recovery	$21.3 million increase; $15.8 million recovery	Approved December 2024 (D.24-12-077)	January 1, 2025
SJWC	California	Advice Letter No. 616 – Purchased Water / Groundwater Offset	$22.5 million increase	Approved May 2025	July 1, 2025
SJWC	California	Advice Letter No. 617 – Advanced Metering Infrastructure (“AMI”) Project Recovery	$6.8 million increase	Approved May 2025	July 1, 2025
SJWC	California	Advice Letter No. 618 – Water Contamination Litigation Memorandum Account (“WCLMA”)	No immediate revenue impact	Approved July 2025	June 24, 2025

SJWC	California	Advice Letter No. 620 – Ground Water Regulation Legal Expenses Memorandum Account (“GWRLEMA”)	No immediate revenue impact	Approved October 2025	November 14, 2025
SJWC	California	Advice Letter No. 621A – Revenue Requirement Increase	$17.2 million increase	Approved December 2025	January 1, 2026
SJWC	California	Cost of Capital (“COC”) Filing Deferment	No change expected	Approved November 2025	The timing for the next COC filing will be May 1, 2027, approximately effective January 1, 2028
SJWC	California	Advice Letter No. 627A – Monterey Water Revenue Adjustment Mechanism (“M-WRAM”)	$13.3 million surcharge	Approved June 2026	July 1, 2026
SJWC	California	Advice Letter No. 628A – Purchased Water / Groundwater Offset	$22.8 million increase	Approved June 2026	July 1, 2026
SJWC	California	Advice Letter No. 629A – AMI Project Recovery	$8.38 million increase; $52.9 million rate base increase	Approved June 2026	July 1, 2026
CWC	Connecticut	2024 Water Infrastructure Conservation Adjustment (“WICA”) Reconciliation and Increase	$1.6 million surcharge, $6.0 million annual collection	Approved March 2025	April 1, 2025
CWC	Connecticut	2024 Water Rate Adjustment mechanism (“WRA”)	$4.6 million surcharge	Approved March 2025	April 1, 2025
CWC	Connecticut	2025 WICA Increase	$3.1 million surcharge, $9.1 million annual collection	Approved July 2025	October 1, 2025
CWC	Connecticut	Water Quality and Treatment Adjustment (“WQTA”)	$0.6 million surcharge	Approved March 2026	April 1, 2026
CWC	Connecticut	2025 WRA	$7.2 million surcharge	Approved March 2026	April 1, 2026
CWC	Connecticut	2025 WICA Reconciliation and Increase	Increase of $2.7 million surcharge and reconciliation surcharge of $0.3 million. $12.1 million annual collection	Approved March 2026	April 1, 2026
MWC	Maine	Camden Rockland General Rate Case	$0.9 million increase	Approved June 2025	July 1, 2025
MWC	Maine	Water Infrastructure Surcharge (“WISC”) for Oakland and Biddeford Saco divisions	$0.5 million surcharge	Approved June 2025	July 1, 2025
MWC	Maine	Request to establish a unified tariff across its ten separate rate divisions.	No revenue impact	Approved January 2026	February 1, 2026
MWC	Maine	WISC	$0.9 million surcharge	Approved May 2026	May 1, 2026
TWC	Texas	Amended System Improvement Charge (“SIC”)	Increase of $3.9 million for water and $0.2 million for sewer	Approved May 2025	May 15, 2025

TWC	Texas	Second SIC Amendment	Approved revenue requirements decreased by approximately $0.03 million for water operations and $0.2 million for sewer operations compared to Docket No. 56974	Approved October 2026	October 1, 2026
Pending Regulatory Proceedings
SJWC	California	Cost of Recovery of Per- and Polyfluoroalkyl Substances (“PFAS”) Compliance Program	No immediate revenue impact	Filed April 10, 2026	Expected Q2 2027
CWC	Connecticut	General Rate Case	$28.8 million increase	Filed May 11, 2026	Expected February 2027
MWC	Maine	General Rate Case	$9.5 million increase	Filed April 13, 2026	Expected Q2 2027
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

In the nine months ended September 30, 2026, H2O America and its subsidiaries received $620.2 million in proceeds from an underwritten offering of common stock, which excludes $1.6 million in offering-related fees and expenses. The net proceeds were used to finance the acquisition of Quadvest L.P. and Quadvest Wholesale LLC and to support ongoing capital investment activities. See Note 3 “Capitalization” and Note 4 "Lines of Credit and Long-term Liabilities” for discussion on the equity and debt financing activities of H2O America. In addition, H2O America paid cash dividends on its common stock of $52.8 million during the nine months ended September 30, 2026.

In 2025, the dividends declared and paid on H2O America’s common stock represented approximately 57% of net income. H2O America and its predecessor have increased the annual dividend amount in each of the last 58 years. While historically H2O America has generally paid dividends equal to approximately 50% to 60% of its net income, H2O America cannot guarantee that this trend will continue in the future.

The following table provides a summary of our operating, investing and financing cash flows for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Increase/ (decrease)
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$184,694	181,283	3,411
Investing activities	(346,013)	(369,542)	23,529
Financing activities	713,590	188,459	525,131
Net increase in cash and cash equivalents	552,271	200	552,071
Cash and cash equivalents - beginning of the period	20,686	11,114
Cash and cash equivalents - end of the period	$572,957	11,314
Cash Flow from Operating Activities
In the nine months ended September 30, 2026, H2O America generated cash flow from operations of $184.7 million compared to $181.3 million during the nine months ended September 30, 2025. Cash flows from operations are primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, share-based compensation, allowance for equity funds used during construction, gains on the sale of assets and other changes in working capital items.

In the nine months ended September 30, 2026, the increase in cash flows from operations was primarily attributable to higher net income, changes in working capital balances and changes in regulatory assets and liabilities.
Cash Flow from Investing Activities
Cash flows from investing activities consist of cash payments and cash receipts for capital expenditures and investments. Net cash used in investing activities for the nine months ended September 30, 2026, decreased by $23.5 million from the same period in the prior year related to lower company-funded utility capital expenditures of $47.0 million. These decreases were offset by increased developer-funded capital expenditures of $22.2 million and by amounts obtained in connection with the sale of real estate.
Cash Flow from Financing Activities
Cash flows from financing activities consist of cash payments to and cash receipts from creditors, investors, and developers. Net cash provided by financing activities for the nine months ended September 30, 2026 increased by $525.1 million from the same period in the prior year, primarily as a result of an increase in net proceeds from common stock equity offerings of $510.5 million and an increase in net borrowings on the lines of credit of $106.2 million. These increases were partially offset by (1) a decrease in proceeds from the issuance of long-term debt of $47.7 million, (2) a decrease attributable to higher repayments of long-term debt of $14.6 million, (3) a decrease in cash receipts from advances and contributions in aid of construction of $14.1 million and (4) a decrease in proceeds from PFAS litigation settlement of $7.1 million.
Budgeted Capital Expenditures
Water Utility Services’ estimated utility capital expenditures for 2026, exclusive of capital expenditures financed by customer contributions and advances, are anticipated to be approximately $440 million. The budgeted capital expenditures exclude capitalizable costs of approximately $25 million forecasted in 2026 that are associated with cloud-based computing arrangements. As of September 30, 2026, $304.1 million, or approximately 69%, of the $440 million has been invested.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $2,568 million in capital expenditures, which includes replacement of pipes and mains, maintaining water systems, and installing approximately $400 million in PFAS treatment facilities. A significant portion of this amount is subject to future respective state regulatory utility commissions’ approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
In addition to these capital expenditures, Water Utility Services expects to incur approximately $100 million over the next five years, including $25 million in 2026, in capitalizable costs associated with cloud-based computing arrangements. For the nine months ended September 30, 2026, Water Utility Services incurred $21.0 million in cloud-based computing expenses.

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

A summary of the line of credit agreements as of September 30, 2026 is as follows:

	Maturity Date	Line Limit	Amounts Outstanding	Unused Portion
		(In thousands)
Syndicated credit agreement:	September 12, 2031
H2O America		$50,000	30,000	20,000
SJWC		160,000	116,000	44,000
CWC		80,000	49,000	31,000
MWC		10,000	—	10,000
SJWTX		50,000	2,000	48,000
Total syndicated credit agreement		350,000	197,000	153,000
SJWC credit agreement	June 11, 2027	10,000	—	10,000
CTWS credit agreement	August 2, 2028	10,000	3,275	6,725
		$370,000	200,275	169,725

On June 11, 2026, SJWC extended the termination date of its uncommitted loan facility under the SJWC Credit Agreement from June 11, 2026 to June 11, 2027. On September 25, 2026, H2O America and its subsidiaries, SJWC, SJWTX, CWC and MWC, extended the maturity of the Syndicated Credit Agreement from September 12, 2030 to September 12, 2031.
Total outstanding borrowings under the unsecured lines of credit as of September 30, 2026 were $200.3 million. For the nine months ended September 30, 2026, the cost of borrowing on the lines of credit averaged 4.62% compared to 5.42% in the same period in 2025. As of September 30, 2026, the borrowing capacity of the lines of credit was $168.8 million, which excludes a $0.9 million standby letter of credit issued on behalf of H2O America Risk Solutions and guaranteed by H2O America under the Syndicated Credit Agreement.
All of H2O America’s and subsidiaries’ credit facilities contain customary financial and operating covenants. As of September 30, 2026, H2O America and its subsidiaries were in compliance with all covenants in their lines of credit.
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
The balance of long-term debt outstanding, net of unamortized debt issuance costs and debt premium and discount, as of September 30, 2026 was $1,881.4 million. The current portion of long-term debt as of September 30, 2026 was $7.9 million.
All of H2O America’s and subsidiaries’ debt and credit agreements contain customary covenants and events of default. As of September 30, 2026, H2O America and its subsidiaries were in compliance with all covenants related to their debt and credit agreements.
Equity Financing Arrangements
In October 2024, H2O America entered into an equity distribution agreement (the “Equity Distribution Agreement”) with BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, pursuant to which the company may offer and sell shares of its common stock, $0.001 par value per share, from time to time in “at-the-market” offerings, having an aggregate gross sales price of up to $200.0 million. The Equity Distribution Agreement replaced the previous agreement that ended in 2024. For the three and nine months ended September 30, 2026, H2O America did not issue or sell any shares of its common stock under the Equity Distribution Agreement and, accordingly, received no net proceeds therefrom. Since the inception of the Equity Distribution Agreement, H2O America has issued and sold 2,763,359 shares of common stock at a weighted average price of $52.39 for total net proceeds of $143.0 million, and has $55.2 million of aggregate gross sales price of shares remaining to issue under the Equity Distribution Agreement as of September 30, 2026.
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
During the three and nine months ended September 30, 2026, H2O America settled forward purchase agreements relating to 6,439,308 shares of common stock and received net proceeds of $330.0 million. Upon settlement, the Company issued the related shares of common stock, with the proceeds recognized as increases to common stock and additional paid-in capital. As of September 30, 2026, forward purchase agreements relating to 1,107,862 shares remained outstanding.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
H2O America is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. H2O America’s subsidiaries sponsor noncontributory pension and other post-retirement plans for its employees. Pension and other post-retirement costs and the funded status of the plans may be affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets and pension reform legislation.
H2O America has no derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of H2O America.

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
For the three and nine months ended September 30, 2026, the Company received cash proceeds of $0.1 million and $11.1 million, respectively, from legal settlements with Tyco Fire Products LP, BASF Corporation, and 3M Company related to PFAS contamination. For the three months ended September 30, 2026, the total proceeds of $0.1 million received were allocated wholly to MWC, a portion of which is payable to contract operators. For the nine months ended September 30, 2026, the total proceeds of $11.1 million were allocated as follows: SJWC received $7.4 million; CWC received $3.5 million; and MWC received $0.2 million, which includes $0.1 million payable to contract operators.
For the three and nine months ended September 30, 2025, the Company received cash proceeds of $14.7 million and $21.2 million, respectively, in connection with a legal settlement with 3M Company related to PFAS contamination. For the three months ended September 30, 2025, the total proceeds of $14.7 million were allocated as follows: SJWC received $10.1 million; CWC received $4.5 million; and MWC received $0.1 million. For the nine months ended September 30, 2025, the total proceeds of $21.2 million were allocated as follows: SJWC received $14.5 million; CWC received $6.5 million; and MWC received $0.2 million, which includes $0.1 million payable to contract operators.
As of September 30, 2026, the Company has received aggregate cash proceeds of $36.2 million from MDL court approved settlements. The proceeds have been allocated as follows: SJWC received $24.4 million; CWC received $11.1 million; and MWC received $0.7 million, which includes $0.5 million payable to contract operators. The proceeds are compensatory in nature and are intended to compensate the Company for costs incurred, or to be incurred, to address the presence of PFAS compounds in public water supply systems or to be refunded to customers through rate reductions, and have been recorded as a regulatory liability subject to regulatory approval.
H2O America is entitled to receive additional cash proceeds from 3M Company in the subsequent seven years, pursuant to the terms of the settlement agreement. The total estimated proceeds to be received during this period are approximately $5.6 million.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three and nine months ended September 30, 2026, H2O America settled forward purchase agreements relating to 6,439,308 shares of common stock and received net proceeds of $330.0 million. Upon settlement, the Company issued the related shares of common stock, with the proceeds recognized as increases to common stock and additional paid-in capital. On October 1, 2026, the Company used the proceeds to pay for the acquisition of substantially all of the assets of Quadvest Retail’s regulated water and wastewater utility operations and substantially all of the assets of Quadvest Wholesale’s wholesale water and wastewater operations. See Note 10, “Acquisitions”.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Quarterly Dividend
On October 23, 2026, the Board of Directors of H2O America declared the regular quarterly dividend of $0.44 per share of common stock. The dividend will be paid on December 1, 2026, to stockholders of record as of the close of business on November 9, 2026.
Insider Trading Arrangements
In the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.
Information Web Sites
H2O America posts information about the operating and financial performance of H2O America and its subsidiaries on its web sites at www.h2o-america.com, www.sjwater.com, www.ctwater.com, www.txwaterco.com, and www.mainewater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Director Compensation and Expense Reimbursement Policies (1)

10.2	Fourth Amendment, effective January 1, 2027, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017 (1)

10.3	H2O America Deferral Election Program for Non-Employee Directors as Amended and Restated Effective January 1, 2027. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H2O AMERICA

Date:	October 26, 2026	By:	/s/ ANN P. KELLY
Ann P. Kelly
Chief Financial Officer and Treasurer
(Principal financial officer)